Form 10-Q
period 2020-06-30
GS Acquisition Holdings Corp II
filed 2020-08-14
CIK 1809987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-39352

GS Acquisition Holdings Corp II

(Exact name of registrant as specified in its charter)

Delaware	83-0974996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street New York, New York	10282
(Address of principal executive offices)	(Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-quarter of one redeemable warrant	GSAH.U	New York Stock Exchange

Class A common stock, par value $0.0001 per share	GSAH	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	GSAH WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒        No  ☐

As of August 12, 2020, there were 75,000,000 shares of Class A common stock, $0.0001 par value per share, and 20,125,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

GS ACQUISITION HOLDINGS CORP II

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

GS Acquisition Holdings Corp II

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$79,261	$5,000
Deferred offering costs	918,691	—

Total assets	997,952	5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued offering costs	$692,952	$—
Related party sponsor note	300,000	—
Accounts payable	47,035	636

Total liabilities	1,039,987	636

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding	—	—
Class B common shares, $0.0001 par value, 50,000,000 shares authorized, 20,125,000 issued and outstanding	2,012	2,012
Additional paid-in capital	2,988	2,988
Accumulated deficit	(47,035)	(636)

Total stockholders’ equity	(42,035)	4,364

Total liabilities and stockholders’ equity	$997,952	$5,000

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
General and administrative expenses	58,661	—	58,661	—

Income (loss) before income tax (provision) benefit	(58,661)	—	(58,661)	—
Income tax (provision) benefit	12,262	—	12,262	—

Net loss attributable to common stockholders	$(46,399)	$—	$(46,399)	$—

Weighted average number of shares outstanding:
Basic and diluted	20,125,000	20,125,000	20,125,000	20,125,000

Net loss per common share:
Basic and diluted	$(0.00)	$—	$(0.00)	$—

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three and six months ended June 30, 2020
	Class B Common Shares		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	20,125,000	$2,012	$2,988	$(636)	$4,364
Net income/(loss)	—	—	—	—	—
Balance, March 31, 2020	20,125,000	$2,012	$2,988	$(636)	$4,364
Net income/(loss)	—	—	—	(46,399)	(46,399)

Balance, June 30, 2020	20,125,000	$2,012	$2,988	$(47,035)	$(42,035)

	For the three and six months ended June 30, 2019
	Class B Common Shares		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	20,125,000	$2,012	$2,988	$(295)	$4,705
Net income/(loss)	—	—	—	—	—
Balance, March 31, 2019	20,125,000	$2,012	$2,988	$(295)	$4,705
Net income/(loss)	—	—	—	—	—

Balance, June 30, 2019	20,125,000	$2,012	$2,988	$(295)	$4,705

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(46,399)	$—
Adjustments to reconcile net loss to net cash used for operating activities:
Increase in Accounts payable	46,399	—

Net cash provided by/(used for) operating activities	—	—

Cash flows from financing activities:
Proceeds from related party sponsor note	300,000	—
Payment of offering costs	(225,739)	—

Net cash provided by/(used for) financing activities	74,261	—

Increase in cash	74,261	—
Cash at beginning of period	5,000	5,000

Cash at end of period	$79,261	$5,000

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$692,952	$—

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Description of Organization and Business Operations

Organization and General

GS Acquisition Holdings Corp II (the “Company”) was incorporated as a Delaware corporation on May 31, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

All activity for the period from May 31, 2018 (inception) through June 30, 2020 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 4). The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is GS Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on June 29, 2020. On June 30, 2020, the underwriters exercised a portion of their option to purchase additional Units (as defined below in Note 3). The Company’s Public Offering of 75,000,000 Units, including 5,000,000 Units pursuant to the underwriters’ partial exercise of such option, closed on July 2, 2020 (as described in Note 6). Upon the closing of the Public Offering and the Private Placement, $750,000,000 was placed in a trust account (the “Trust Account”) (discussed below). The Company intends to finance its Initial Business Combination with the net proceeds from the Public Offering and the sale of the Private Placement Warrants (as defined below in Note 4).

The Trust Account

The proceeds held in the Trust Account (as described in Note 6) are invested in a money market fund registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and meeting certain conditions under Rule 2a-7.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering and the Private Placement will not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with the Initial Business Combination or to redeem 100% of its public shares if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (iii) the redemption of all of the Company’s public shares if the Company has not completed the Initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 1—Description of Organization and Business Operations (Continued)

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount). There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will provide its public stockholders with the opportunity to redeem all or a portion of their shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 following such redemptions. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, Employee Participation LLC (as defined below in Note 4) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below in Note 4) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering or during any extended time that the Company has to consummate an Initial Business Combination beyond 24 months as a result of a stockholder vote to amend its amended and restated certificate of incorporation. However, if the Sponsor, Employee Participation LLC or any of the Company’s directors or officers hold any shares of Class A common stock, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, under the circumstances, and, subject to the limitations, described herein.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s final prospectus for the Public Offering filed with the SEC on July 1, 2020, as well as the Company’s audited balance sheet and notes thereto included in the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2020.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash

Cash includes cash on hand and on deposit at banking institutions. As of June 30, 2020, the Company held deposits of $79,261 in a custodian account.

Net Gain/(Loss) Per Common Share

Net gain/(loss) per common share is computed by dividing net gain/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2020 and December 31, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted gain/(loss) per common share is the same as basic gain/(loss) per common share for the periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Deferred Offering Costs

Deferred offering costs of $918,691 as of June 30, 2020, consist principally of costs incurred in connection with formation and preparation for the Public Offering.

Income Taxes

The Company was included in the consolidated tax return of Goldman Sachs & Co. LLC, the parent (the “Parent”) of the Sponsor (as described in Note 6). The Company calculates the provision for income taxes by using a “separate return” method. Under this method the Company is assumed to file a separate return with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to, or receiving the appropriate refund from, the Parent. The Company’s current provision is the amount of tax payable or refundable on the basis of a hypothetical, current year, separate return.

Any difference between the tax provision (or benefit) allocated to the Company under the separate return method and payments to be made to (or received from) the Parent for tax expense are treated as either dividends or capital contribution. Accordingly, the amount by which the Company’s tax liability under the separate return method exceeds the amount of tax liability ultimately settled as a result of using incremental expenses of the Parent is periodically settled as a capital contribution from the Parent to the Company.

Deferred Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Unrecognized Tax Benefits

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of June 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of June 30, 2020. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 3— Public Offering

Upon closing of the initial Public Offering, the Company sold 75,000,000 units at an offering price of $10.00 per unit (the “Units”). The Sponsor purchased an aggregate of 8,500,000 Private Placement Warrants (as defined below) at a price of $2.00 per Private Placement Warrant (as described in Note 6).

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Warrant” and, collectively, the “Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination and 12 months from the closing of the Public Offering and will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders. Additionally, commencing 90 days after the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to a table included in the warrant agreement, based on the redemption date and the fair market value of Class A common stock, if and only if the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders.

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering (or $15,000,000) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross proceeds of the Public Offering (or $26,250,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination.

Note 4—Related Party Transactions

Founder Shares

In July 2018, the Sponsor purchased 575 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $5,000. On April 17, 2020, the Company conducted a 1:5000 stock split, resulting in the Sponsor holding 2,875,000 Founder Shares. Subsequently, on June 11, 2020, the Company conducted a 1:7 stock split, resulting in the Sponsor holding 20,125,000 Founder Shares, as well as increased the authorized shares of Class B common stock to 50,000,000. The unaudited condensed financial statements reflect the changes of these splits retroactively for all periods presented. On June 29, 2020, the Sponsor transferred 1,325,000 of its Founder Shares to GS Acquisition Holdings II Employee Participation LLC (“Employee Participation LLC”), an affiliate of the Sponsor. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, except that: prior to the Initial Business Combination only holders of the Founder Shares have the right to vote on the election of the Company’s directors and holders of a majority of the outstanding shares of Class B common stock may remove members of the Company’s board of directors for any reason; the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights; and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. Up to 1,375,000 of the Founder Shares are subject to forfeiture by the Sponsor since the underwriters’ option to purchase additional units was not fully exercised. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Public Offering.

The Company’s initial stockholders, officers and directors have agreed not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, and (iii) the date following the completion of the Initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 4—Related Party Transactions (Continued)

The Sponsor purchased an aggregate of 8,500,000 private placement warrants at a price of $2.00 per whole warrant ($17,000,000 in the aggregate) in a private placement (the “Private Placement”) that closed concurrently with the closing of the Public Offering (the “Private Placement Warrants”) (as described in Note 6). Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A total of $15,000,000 of proceeds from the sale of Private Placement Warrants were added to the proceeds from the Public Offering deposited in the Trust Account such that at the closing of the Public Offering, $750,000,000 million was held in the Trust Account. The Company also held $1,741,161 (net of offering expenses, other than underwriting discounts, paid upon the closing of the Public Offering) of such proceeds outside the Trust Account (as described in Note 6). If the Initial Business Combination is not completed within the allotted time frame, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Registration Rights

The holders of Founder Shares and Private Placement Warrants are, and holders of warrants that may be issued upon conversion of working capital loans, if any, will be, entitled to registration rights to require the Company to register the resale of any of its securities held by them (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement dated June 29, 2020. These holders are also entitled to certain piggyback registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Sponsor Note

On April 17, 2020, an affiliate of the Sponsor agreed to loan the Company an aggregate amount of up to $300,000 to be used to pay a portion of the expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and payable on the earlier of December 31, 2020 and the closing of the Public Offering. On May 28, 2020 the Company borrowed $300,000 under the Note.

Administrative Support Agreement

The Company has entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Class B common stock have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At June 30, 2020, there were no shares of Class A common stock issued and outstanding, and 20,125,000 shares of Class B common stock issued and outstanding.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 5— Stockholders’ Equity (Continued)

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020, there were no shares of preferred stock issued or outstanding.

Note 6—Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no other items which require adjustment or disclosure other than those disclosed below.

On July 2, 2020, upon closing of the initial Public Offering the Company issued 75,000,000 Units, including the issuance of 5,000,000 Units as a result of the underwriters’ partial exercise of their option to purchase additional Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per Class A common stock and one-quarter of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $750,000,000.

Substantially concurrently with the closing of the initial Public Offering, the Company completed the sale of 8,500,000 Private Placement Warrants at a purchase price of $2.00 per Private Placement Warrant, to the Sponsor, generating gross proceeds to the Company of $17,000,000.

On July 2, 2020, the Company placed $750,000,000 of proceeds (including $26,250,000 of deferred underwriting discount) from the Public Offering and the Private Placement Warrants in a Trust Account and also held $1,741,161 (net of offering expenses, other than underwriting discounts, paid upon the closing of the Public Offering) of such proceeds outside the Trust Account. The proceeds held in the Trust Account were invested in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the Sponsor.

On July 2, 2020 the Company repaid the full $300,000 balance of the Note.

Upon the closing of Public Offering, the Company deconsolidated from the Parent for tax purposes and the tax sharing arrangement with the Parent was terminated. Beginning July 2020, the Company will file separate corporate federal and state and local income tax returns. To the extent the Company generates tax losses, tax benefits from losses will be accrued if it is more likely than not the losses may be carried forward and utilized against future expected profits. Income taxes are provided for using the assets and liabilities method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities.

On August 13, 2020, the Sponsor forfeited at no cost 1,375,000 Founder Shares in connection with the expiration of the remainder of the option granted to the underwriters of the Company’s initial Public Offering to purchase additional Units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us,” “our” or the “Company” are to GS Acquisition Holdings Corp II. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report.

Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our Public Offering (as defined below) and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).

We intend to effectuate an Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on July 2, 2020 (the “Closing Date”) and the private placement of warrants to purchase shares of our Class A common stock (“Private Placement Warrants”) that closed on the Closing Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At June 30, 2020, we had current assets of $997,952 and current liabilities of $1,039,987. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the six months ended June 30, 2020 and 2019, we had net gain/(loss) of ($46,399) and $0, respectively. Our business activities from inception to June 30, 2020 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Public Offering (as described below), our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to our sponsor, GS Sponsor II LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000.

The registration statement relating to our Public Offering was declared effective by the SEC on June 29, 2020. On June 30, 2020, the underwriters exercised a portion of their option to purchase additional units. Our Public Offering of 75,000,000 units (the “Units”), including 5,000,000 Units pursuant to the underwriters’ partial exercise of such option, closed on July 2, 2020. Simultaneously with the closing of the Public Offering, we closed the private placement of an aggregate of 8,500,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, to the Sponsor, at a price of $2.00 per Private Placement Warrant, generating proceeds of $17,000,000. On the Closing Date, we placed $750,000,000 of proceeds (including $26,250,000 of deferred underwriting discount) from the Public Offering and the Private Placement Warrants into a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and held $1,741,161 (net of offering expenses, other than underwriting discounts, paid upon the consummation of the Public Offering) of such proceeds outside the Trust Account.

At June 30, 2020 we had cash held in a custodian account of $79,261 and a working capital deficit of ($42,035).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination (including from our affiliates or affiliates of our Sponsor).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At June 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On June 29, 2020, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

The underwriters of the Public Offering are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($15,000,000) was paid at the closing of the Public Offering and 3.5% ($26,250,000) was deferred. The deferred underwriting discount will be paid to the underwriters upon the completion of the Initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Net Gain/(Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net gain/(loss) per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.

At June 30, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted gain/(loss) per common share is the same as basic gain/(loss) per common share for the periods.

Deferred Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” We incurred offering costs in connection with our Public Offering of $918,691. These costs, together with the upfront underwriter discount and deferred discount of $41,250,000, were charged to the shares of our Class A common stock and warrants upon the closing of our Public Offering.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2020, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, on the date the Public Offering closed, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on July 1, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on July 1, 2020. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 2, 2020, we consummated our Initial Public Offering of 75,000,000 Units, including the issuance of 5,000,000 Units as a result of the underwriters’ partial exercise of their option to purchase additional Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-quarter of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $750,000,000. Goldman Sachs & Co. LLC, our affiliate, and Citigroup Global Markets Inc. acted as joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-239096). The registration statements became effective on June 29, 2020.

Substantially concurrently with the closing of the IPO, we completed the sale of 8,500,000 Private Placement Warrants at a purchase price of $2.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $17,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $750,000,000, composed of proceeds from the IPO and the sale of the Private Placement Warrants, including $26,250,000 of the underwriters’ deferred discount, was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee.

We paid a total of $15,000,000 in underwriting discounts and commissions and $918,691 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $26,250,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Bylaws of the Company.

4.4(1)	Warrant Agreement, dated June 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

10.1(1)	Letter Agreement, dated June 29, 2020, among the Company, the Sponsor, the Company’s officers and directors and the other party thereto.

10.2(1)	Investment Management Trust Agreement, dated June 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3(1)	Registration Rights Agreement, dated June 29, 2020, among the Company, the Sponsor and the other party named therein.

10.4(1)	Administrative Services Agreement, dated June 29, 2020, between the Company and Goldman Sachs Asset Management, L.P.

10.5(1)	Warrant Purchase Agreement, dated June 29, 2020, between the Company and the Sponsor.

10.6(1)	Indemnity Agreement, dated June 29, 2020, between the Company and Tom Knott.

10.7(1)	Indemnity Agreement, dated June 29, 2020, between the Company and Raanan A. Agus.

10.8(1)	Indemnity Agreement, dated June 29, 2020, between the Company and William Frist.

10.9(1)	Indemnity Agreement, dated June 29, 2020, between the Company and Steven S. Reinemund.

10.10(1)	Indemnity Agreement, dated June 29, 2020, between the Company and David Robinson.

10.11(1)	Indemnity Agreement, dated June 29, 2020, between the Company and Martha Sullivan.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2020.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 11, 2020.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Acquisition Holdings Corp II

Date: August 14, 2020	/s/ Tom Knott
	Name:	Tom Knott
	Title:	Chief Executive Officer, Chief Financial
Officer and Secretary