Form 10-Q
period 2020-09-30
GS Acquisition Holdings Corp II
filed 2020-11-13
CIK 1809987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, there were 75,000,000 shares of Class A common stock, $0.0001 par value per share, and 18,750,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

GS ACQUISITION HOLDINGS CORP II

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

GS Acquisition Holdings Corp II

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$623,137	$5,000
Prepaid expenses	716,748	—

Total current assets	1,339,885	5,000

Deferred tax asset	78,317	—
Cash and cash equivalent held in Trust Account	750,051,760	—
Accrued dividends receivable held in Trust Account	3,758	—

Total assets	$751,473,720	$5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,164	$636
Accrued offering costs	503,000	—
Income tax payable	57	—

Total current liabilities	752,221	636
Deferred underwriting discount	26,250,000	—

Total liabilities	27,002,221	636

Commitments and contingencies
Class A common shares subject to possible redemption; 71,941,824 and -0- shares at
redemption value at September 30, 2020 and December 31, 2019, respectively	719,471,496	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common shares, $0.0001 par value, 500,000,000 shares authorized, 3,058,176 and -0- shares issued and outstanding (excluding 71,941,824 and -0- shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	306	—
Class B common shares, $0.0001 par value, 50,000,000 shares authorized, 18,750,000 and 20,125,000 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,874	2,012
Additional paid-in capital	5,293,078	2,988
Accumulated deficit	(295,255)	(636)

Total stockholders’ equity	5,000,003	4,364

Total liabilities and stockholders’ equity	$751,473,720	$5,000

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Dividend income	$55,517	$—	$55,517	$—
General and administrative expenses	(369,735)	—	(428,397)	—

Income (loss) before income taxes	(314,218)	—	(372,880)	—
Income tax benefit/(expense)	65,998	—	78,260	—

Net loss	$(248,220)	$—	$(294,620)	$—

Weighted average number of shares outstanding of Class A common stock	73,369,565	—	24,725,275	—

Basic and diluted net income per share, Class A	$(0.00)	$—	$(0.01)	$—

Weighted average number of shares outstanding of Class B common stock	19,407,609	20,125,000	19,883,242	20,125,000

Basic and diluted net income per share, Class B	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three and nine months ended September 30, 2020
	Class A Common Shares		Class B Common Shares		Additional Paid-in Capital
						Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	—	$—	20,125,000	$2,012	$2,988	$(636)	$4,364
Net loss	—	—	—	—	—	—	—

Balance, March 31, 2020	—	—	20,125,000	$2,012	2,988	(636)	4,364

Net loss	—	—	—	—	—	(46,399)	(46,399)

Balance, June 30, 2020	—	—	20,125,000	2,012	2,988	(47,035)	(42,035)

Class A common stock issued	3,022,443	302	—	—	30,224,128	—	30,224,430
Private Placement Warrants issued	—	—	—	—	17,000,000	—	17,000,000
Warrants attached to Class A common stock net of offering costs	—	—	—	—	16,992,164	—	16,992,164
Forfeiture of Founder Shares pursuant to partial exercise of underwriters’over-allotment option	—	—	(1,375,000)	(138)	138	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(59,283,663)	—	(59,283,663)
Change in Class A common stock subject to redemption	35,733	4	—	—	357,323	—	357,327
Net loss	—	—	—	—	—	(248,220)	(248,220)

Balance, September 30, 2020	3,058,176	$306	18,750,000	$1,874	$5,293,078	$(295,255)	$5,000,003

	For the three and nine months ended September 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital
						Accumulated Deficit	Stockholder’s Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	20,125,000	$2,012	$2,988	$(295)	$4,705
Net loss	—	—	—	—	—	—	—

Balance, March 31, 2019	—	—	20,125,000	2,012	2,988	(295)	4,705

Net loss	—	—	—	—	—	—	—

Balance, June 30, 2019	—	—	20,125,000	2,012	2,988	(295)	4,705

Net loss	—	—	—	—	—	—	—

Balance September 30, 2019	—	$—	20,125,000	$2,012	$2,988	$(295)	$4,705

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(294,620)	$—
Change in operating assets and liabilities:
Increase in dividend receivable	(3,758)	—
Increase in prepaid expenses	(716,748)
Increase in deferred tax assets	(78,317)
Increase in accounts payable	248,528	—
Increase in income tax payable	57

Net cash provided by/(used for) operating activities	(844,858)	—

Cash flows from financing activities:
Proceeds from sale of Class A common stock to public	750,000,000	—
Proceeds from sale of Private Placement Warrants	17,000,000	—
Payment of underwriting discounts	(15,000,000)	—
Payment of offering costs	(485,245)	—
Proceeds from promissory note	300,000	—
Repayment of promissory note	(300,000)	—

Net cash provided by financing activities	751,514,755	—

Increase in cash and restricted cash	750,669,897	—
Cash and restricted cash and cash equivalents at beginning of period	5,000	5,000

Cash and restricted cash and cash equivalents at end of period	$750,674,897	$5,000

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$503,000	$—
Deferred underwriting discount	$26,250,000	$—

See accompanying notes to financial statements

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

All activity for the period from May 31, 2018 (inception) through September 30, 2020 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluation prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 3). The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is GS Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on June 29, 2020. On June 30, 2020, the underwriters partially exercised their option to purchase additional Units (as defined below in Note 3). The Company’s Public Offering of 75,000,000 Units, including 5,000,000 Units pursuant to the underwriters’ partial exercise of such option, closed on July 2, 2020 (as described in Note 3). Upon the closing of the Public Offering and the Private Placement, $750,000,000 was placed in a trust account (the “Trust Account”) (discussed below). The Company intends to finance its Initial Business Combination with the net proceeds from the Public Offering and the sale of the Private Placement Warrants (as defined below in Note 3).

The Trust Account

The proceeds held in the Trust Account are invested in a money market fund registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and meeting certain conditions under Rule 2a-7.

Except with respect to interest or dividend earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering and the Private Placement will not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with the Initial Business Combination or to redeem 100% of its public shares if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (iii) the redemption of all of the Company’s public shares if the Company has not completed the Initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The balance in the Trust Account as of September 30, 2020 was $750,055,518, including $3,758 of accrued dividends.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of ninety (90) days or less. As of September 30, 2020, the Company held deposits of $623,137 in a custodian account and $750,051,760 in Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund managed by an affiliate of the Sponsor. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820. The cash held in the money market account is considered restricted. Dividend income from money market funds is recognized on an accrual basis.

Redeemable Shares of Class A Common Stock

As discussed in Note 1, all of the 75,000,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value amount of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital.

Accordingly, as of September 30, 2020, 71,941,824 of the 75,000,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of September 30, 2020, the Company had outstanding warrants to purchase of up to 27,250,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” The Company incurred offering costs in connection with its Public Offering of $988,245. These costs, together with the upfront underwriter discount and deferred underwriter discount, of $41,250,000 were charged to the shares of Class A common stock and warrants upon the closing of the Public Offering.

Income Taxes

The Company is taxed as a corporation for U.S. federal income tax purposes. As a corporation, for tax purposes, the Company is subject to U.S. federal and various state and local income taxes on its earnings. Prior to July 2020, the Company was included with The Goldman Sachs Group Inc. and subsidiaries (the “Group Inc.”) in the consolidated corporate federal income tax return as well as consolidated/combined state and local tax returns. The Company computed its tax liability on a modified separate company basis and will settle such liability with the Group Inc. pursuant to a tax sharing arrangement.

To the extent the Company generates tax benefits from losses during such time that it is consolidated with the Group Inc., the amounts will be reimbursed by the Group Inc., pursuant to the tax sharing arrangement. The Company’s state and local tax liabilities are allocated to reflect its share of the consolidated/combined state and local income tax liability.

Following changes in ownership starting July 2020, the Company deconsolidated from the Group Inc. for tax purposes and the tax sharing arrangement with the Group Inc. was terminated. Beginning July 2020, the Company will file separate corporate federal and state and local income tax returns. To the extent the Company generates tax losses after it ceases being consolidated with the Group Inc., tax benefits from losses will be accrued if it is more likely than not the losses may be carried forward and utilized against future expected profits.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of September 30, 2020 and December 31, 2019. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Public Offering

Upon the closing of the Public Offering, the Company sold 75,000,000 units at an offering price of $10.00 per unit (the “Units”) including 5,000,000 Units as a result of the underwriters’ partial exercise of their option to purchase additional Units. The Sponsor purchased an aggregate of 8,500,000 Private Placement Warrants (as defined below) at a price of $2.00 per Private Placement Warrant in a private placement that closed simultaneously with the closing of the Public Offering.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering (or $15,000,000) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Underwriting Discount”) of 3.5% of the gross proceeds of the Public Offering (or $26,250,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Underwriting Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Deferred Underwriting Discount has been recorded as a deferred liability on the balance sheet as of September 30, 2020 as management has deemed the consummation of an Initial Business Combination to be probable.

Note 4—Related Party Transactions

Founder Shares

In July 2018, the Sponsor purchased 575 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $5,000. On April 17, 2020, the Company conducted a 1:5000 stock split, resulting in the Sponsor holding 2,875,000 Founder Shares. Subsequently, on June 11, 2020, the Company conducted a 1:7 stock split, resulting in the Sponsor holding 20,125,000 Founder Shares, as well as increased the authorized shares of Class B common stock to 50,000,000. The unaudited condensed financial statements reflect the changes of these splits retroactively for all periods presented. On June 29, 2020, the Sponsor transferred 1,325,000 of its Founder Shares to GS Acquisition Holdings II Employee Participation LLC (“Employee Participation LLC”), an affiliate of the Sponsor. The 20,125,000 Founders Shares included an aggregate of up to 2,625,000 shares that were subject to forfeiture if the underwriters’ option to purchase additional shares was not exercised in full by the underwriters to maintain the number of Founder Shares equal to 20% of the outstanding shares upon completion of the Public Offering. Following the partial exercise of the option to purchase additional shares, 1,375,000 Founder Shares were forfeited on August 13, 2020, at no cost in order to maintain the number of Founder Shares equal to 20% of the outstanding shares of common stock, upon the completion of the Public Offering. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, except that: prior to the Initial Business Combination only holders of the Founder Shares have the right to vote on the election of the Company’s directors and holders of a majority of the outstanding shares of Class B common stock may remove members of the Company’s board of directors for any reason; the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights; and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto.

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

The Sponsor has purchased an aggregate of 8,500,000 private placement warrants at a price of $2.00 per whole warrant ($17,000,000 in the aggregate) in a private placement (the “Private Placement”) that closed concurrently with the closing of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. Proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Public Offering deposited in the Trust Account such that at the closing of the Public Offering, $750.0 million was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

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

Related Party Sponsor Note

On April 17, 2020, an affiliate of the Sponsor agreed to loan the Company an aggregate amount of up to $300,000 to be used to pay a portion of the expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and payable on the earlier of December 31, 2020 and the closing of the Public Offering. On May 28, 2020 the Company borrowed $300,000 under the Note. On July 2, 2020, the full $300,000 balance of the Note was repaid to an affiliate of the Sponsor.

Administrative Support Agreement

The Company has entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2020, the Company incurred expenses of $30,000, under this agreement.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Class B common stock have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At September 30, 2020, there were 75,000,000 shares of Class A common stock issued and outstanding, of which 71,941,824 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet, and 18,750,000 shares of Class B common stock issued and outstanding. In connection with issuance of shares of Class A common stock, the Company issued 18,750,000 warrants. The Company has determined that the warrants are accounted for separately from shares of Class A common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Note 6—Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no other items which require adjustment or disclosure other than those disclosed below.

On November 12, 2020, the Sponsor agreed to loan the Company up to an aggregate of $2,000,000. Any amounts borrowed under this loan are non-interest bearing, unsecured and are due at the earlier of the date the Company is required to complete its Initial Business Combination pursuant to its amended and restated certificate of incorporation, as amended from time to time, and the closing of the Initial business Combination. As of November 13, 2020, the Company has not drawn funds under this loan.

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

At September 30, 2020, we had current assets of $1,339,885 and current liabilities of $752,221. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We have reviewed, and continue to review, a number of opportunities to enter into an Initial Business Combination with operating businesses, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business.

Results of Operations

For the nine months ended September 30, 2020 and 2019, we had net loss of ($294,620) and $0, respectively. Our business activities from inception to September 30, 2020 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to our sponsor, GS Sponsor II LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from an affiliate of the Sponsor, in the amount of $300,000. The Note was repaid upon the closing of the Public Offering.

The registration statement relating to our Public Offering was declared effective by the SEC on June 29, 2020. On June 30, 2020, the underwriters exercised a portion of their option to purchase additional units. Our Public Offering of 75,000,000 units (the “Units”), including 5,000,000 Units pursuant to the underwriters’ partial exercise of such option, closed on July 2, 2020. Simultaneously with the closing of the Public Offering, we closed the private placement of an aggregate of 8,500,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, to the Sponsor, at a price of $2.00 per Private Placement Warrant, generating proceeds of $17,000,000. On the Closing Date, we placed $750,000,000 of proceeds (including $26,250,000 of deferred underwriting discount) from the Public Offering and the Private Placement Warrants into a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and held 2,000,000 of such proceeds outside the Trust Account.

At September 30, 2020 we had cash held in a custodian account of $623,137 and working capital of $587,664.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Initial Business Combination, due to the new Sponsor agreement dated November 12, 2020. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination (including from our affiliates or affiliates of our Sponsor).

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

Contractual Obligations

At September 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On June 29, 2020, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of September 30, 2020, we had outstanding warrants to purchase of up to 27,250,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Deferred Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” We incurred offering costs in connection with our Public Offering of $988,245. These costs, together with the upfront underwriter discount and deferred discount of $41,250,000, were charged to the shares of our Class A common stock and warrants upon the closing of our Public Offering.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2020, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, on the date the Public Offering closed, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Bylaws of the Company.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2020.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 11, 2020.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Acquisition Holdings Corp II

Date: November 13, 2020	/s/ Tom Knott
	Name:	Tom Knott
	Title:	Chief Executive Officer, Chief Financial
Officer and Secretary