Form 10-K
period 2020-12-31
GS Acquisition Holdings Corp II
filed 2021-03-31
CIK 1809987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

To

Commission File No. 001-39352

GS Acquisition Holdings Corp II

(Exact name of registrant as specified in its charter)

Delaware	81-0974996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street New York, New York	10282
(Address of Principal Executive Offices)	(Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-quarter of one redeemable warrant	GSAH.U	New York Stock Exchange

Class A common stock, par value $0.0001 per share	GSAH	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	GSAH WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

At June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant was a public company but its Class A common stock were not yet able to be traded separately from the Units. The Registrant’s Class A common stock began trading on the New York Stock Exchange on August 20, 2020. The aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2020 was approximately $810,578,500.

As of March 26, 2021, there were 75,000,000 shares of the our Class A common stock, par value $0.0001, and 18,750,000 shares of the our Class B common stock, par value $0.0001, issued and outstanding.

GS ACQUISITION HOLDINGS CORP II

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no operating revenues;

•	our ability to select an appropriate target business or businesses particularly given competition from other blank check companies and financial and strategic buyers;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	actual and potential conflicts of interest relating to Goldman Sachs, other GS Accounts and other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor;

•	our ability to draw from the support and expertise of the Goldman Sachs organization;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•

our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) and the effects of such events on the economy and any business or businesses with which we consummate our initial business combination;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance; and

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to GS Acquisition Holdings Corp II, a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GS Sponsor II LLC, a Delaware limited liability company and an affiliate of The Goldman Sachs Group, Inc. (“Goldman Sachs” or “GS”), a Delaware corporation. References to our “initial stockholders” refer to our Sponsor and GS Acquisition Holdings II Employee Participation LLC (“Participation LLC”), a Delaware limited liability company which is managed by a subsidiary of Goldman Sachs. References to “GS Accounts” refer to Goldman Sachs’ own accounts, accounts in which personnel of Goldman Sachs have an interest, accounts of Goldman Sachs’ clients, and pooled investment vehicles that Goldman Sachs sponsors, manages or advises, including, without limitation, separately managed accounts and pooled investment vehicles such as mutual funds, collective trusts and alternative investment funds that are sponsored, managed or advised by Goldman Sachs’ Asset Management Division.

Item 1.	Business

Overview

We are a blank check company incorporated on May 31, 2018 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

We intend to effectuate an Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on July 2, 2020 (the “Closing Date”) and the private placement of warrants to purchase shares of our Class A common stock (“Private Placement Warrants”) that closed on the Closing Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have reviewed, and continue to review, a number of opportunities to enter into an Initial Business Combination with operating businesses, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any operating revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

Until the closing of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to an affiliate of our Sponsor and the proceeds of a promissory note (the “Pre-IPO Note”) from an affiliate of our Sponsor, in the amount of $300,000. The Pre-IPO Note was repaid upon the closing of the Public Offering.

On July 2, 2020, we closed the Public Offering of 75,000,000 units (the “Units”), including 5,000,000 Units issued pursuant to the partial exercise by the underwriters of their option to purchase additional Units, at a price of $10.00 per Unit, generating proceeds to us of $750,000,000 before underwriting discounts and expenses. Each Unit consists of one share of Class A common stock of our company, $0.0001 par value per share, and one–quarter of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Warrant” and, collectively, the “Warrants”) at a price of $11.50 per share, subject to adjustment. Simultaneously with the closing of the Public Offering, we closed the private placement of an aggregate of 8,500,000 Private Placement Warrants to our Sponsor, at a price of $2.00 per Private Placement Warrant, generating proceeds of $17,000,000. Each Private Placement Warrant is exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, subject to adjustment in certain circumstances, including upon the occurrence of certain reorganization events. In the Company’s assessment, any adjustment resulting from any such reorganization events would be the same irrespective of who holds the Private Placement Warrants. Specifically, the valuation of both the Sponsor’s warrants and any publicly held Private Placement Warrants would be calculated based on an American Capped Call and result in an equal adjustment to the exercise price for the warrant holders. As a result, the warrants are reported as a component of Stockholders’ Equity as compared to a liability. Each Warrant and Private Placement Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination and 12 months from the Closing Date, and will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.

On the Closing Date, we placed $750,000,000 of proceeds (including $26,250,000 of deferred underwriting discount) from the Public Offering and the sale of the Private Placement Warrants into a trust account at Continental Stock Transfer & Trust Company (the “Trust Account”) and held $2,000,000 (net of offering expenses, other than underwriting discounts, paid upon the consummation of the Public Offering) of such proceeds outside the Trust Account. Of the funds held outside the Trust Account, $300,000 was used to repay the Pre-IPO Note, with the balance used or reserved for: offering and formation costs; legal, accounting, due diligence, travel and other expenses in connection with any business combinations; legal and accounting fees related to regulatory reporting requirements; New York Stock Exchange (“NYSE”) continued listing fees; office space, administrative and support services; a reserve for liquidation expenses; and working capital to cover miscellaneous expenses (including franchise taxes net of anticipated interest income).

On August 19, 2020 we announced that the holders of our Units may elect to separately trade the Class A common stock and Warrants included in the Units commencing on August 20, 2020 on the NYSE under the symbols “GSAH” and “GSAH WS,” respectively. Those Units not separated will continue to trade on the NYSE under the symbol “GSAH.U”.

On November 12, 2020, the Sponsor agreed to loan us up to an aggregate of $2,000,000 (the “Working Capital Note”). Any amounts borrowed under the Working Capital Note are non-interest bearing, unsecured and are due at the earlier of the date we are required to complete our Initial Business Combination pursuant to our amended and restated certificate of incorporation, as amended from time to time, and the closing of the Initial Business Combination. As of December 31, 2020, the Company has not drawn funds under the Working Capital Note. On March 12, 2021, the Company borrowed $1,500,000 under the Working Capital Note.

Our sponsor is controlled by an affiliate of Goldman Sachs and will be managed by the Permanent Capital Strategies team within Goldman Sachs Asset Management. On January 1, 2021, Goldman Sachs combined the Asset Management and Merchant Banking businesses into Goldman Sachs Asset Management (the “Goldman Sachs Asset Management Formation”). We will employ Goldman Sachs’ full range of resources to pursue opportunities across a variety of industries. Specifically, the Permanent Capital Strategies team will use the broad relationships and sourcing capabilities of Goldman Sachs’ Investment Banking Division (“IBD”), Goldman Sachs Asset Management’s Alternative Investment and Manager Selection (“AIMS”) group, Goldman Sachs Asset Management’s Private Credit Group, Goldman Sachs’ Consumer and Wealth Management Division (the “CWM Division”), including its Ayco business unit, as well as third-party Investment Banks and other counterparties to identify potential opportunities for an initial business combination. We believe access to these differentiated channels provides us with differentiated sourcing capabilities.

Goldman Sachs is a leading global financial institution that provides a wide range of financial services on behalf of its clients. The firm is headquartered in New York, and maintains offices across the United States and in major financial centers around the world. On January 1, 2021, Goldman Sachs combined the Asset Management and Merchant Banking businesses into Goldman Sachs Asset Management. Goldman Sachs Asset Management has approximately $1.9 trillion of assets as of December 31, 2020.

We believe the Permanent Capital Strategies team’s ability to leverage the relationships and sourcing capabilities from across the Goldman Sachs platform is an advantage that will enable us to assemble a large and differentiated pipeline of potential business combination targets to evaluate for us initial business combination. Specifically, we intend to use the following sourcing channels extensively.

•

Goldman Sachs’ Investment Banking Division: A consistent leader in M&A and capital markets, the Investment Banking Division has deep relationships with private equity and corporate clients in all sectors. We will seek to work directly with the Investment Banking Division to identify opportunities in the areas that we deem appropriate and attractive for our initial business combination.

•

Goldman Sachs Asset Management’s AIMS Group: A Goldman Sachs Asset Management business that provides investors with advisory solutions across leading hedge fund managers, private equity funds, real estate managers, public equity strategies, fixed income strategies and environmental, social and governance integrated and impact investments. AIMS has developed longstanding relationships with key private equity players with over $32 billion of primary capital committed to over 700 private equity funds and over $38 billion of secondary exposure to more than 700 private equity managers, as of December 31, 2020.

•

Goldman Sachs’ CWM Division: A network of more than 800 advisors in 26 offices globally that covers more than 13,400 clients and has deep connectivity with CEOs, founders, and family owners of privately held businesses around the world, as of December 31, 2020. We believe the CWM Division network may provide us with unique access to privately owned businesses that may be considering strategic alternatives.

•

Goldman Sachs Asset Management’s Private Credit Group: A Goldman Sachs Asset Management business that currently manages three business development companies and has strong relationships with private equity sponsors who are focused on investing in middle-market companies. We believe the relationships maintained by the Private Credit Group will be significant as we evaluate private equity owned companies as potential business combination targets.

•

Ayco: A business within the CWM Division that is a leading provider of financial planning solutions to executives, employees and entrepreneurs covering over 20% of Fortune 1,000 companies as of December 31, 2020. We believe Ayco’s reach across a wide variety of businesses and deep relationships with them may provide a pipeline of potential business combination targets that would otherwise be difficult to access.

•

Other Investment Banks: While we believe the Goldman Sachs platform offers access to significant and differentiated deal flow, the Permanent Capital Strategies team maintains strong relationships with other Investment Banking firms and intermediaries. To further bolster our sourcing advantage, we will also work closely with other Investment Banks and intermediaries during the search process to identify as many potential investment opportunities as possible.

In addition to our sourcing capabilities, Goldman Sachs Asset Management is a leading investment manager offering investment products across all major asset classes and has extensive experience investing in the private and public markets, with over $1.9 trillion in assets under supervision, including managing $397 billion in public equity strategies and $187 billion in alternative investment strategies, as of December 31, 2020. Drawing on these capabilities, the Permanent Capital Strategies team was constructed with the public and private markets investing expertise that we believe can be helpful in successfully sourcing, structuring, underwriting and executing an initial business combination. Furthermore, the Permanent Capital Strategies team maintains access to 1,400 investment professionals within Goldman Sachs Asset Management globally who share a disciplined culture focused on rigorous research, supported by extensive risk management infrastructure. Certain of these professionals may be called on to further bolster the Permanent Capital Strategies team’s capabilities when additional expertise and / or support is needed.

Goldman Sachs Asset Management’s Permanent Capital Strategies team brings together access to sourcing across the Goldman Sachs platform and the purpose-built investing capabilities we believe are helpful for a successful initial business combination.

As described elsewhere in this Annual Report, we are subject to potential conflicts of interest relating to Goldman Sachs. Please see “Item 1. Business—Certain Potential Conflicts of Interest Relating to Goldman Sachs.” Investment opportunities sourced by Goldman Sachs Asset Management or its personnel or presented to Goldman Sachs Asset Management by other business units of Goldman Sachs or their personnel will be made available to us only after such opportunities have been offered to GS Accounts managed or advised by Goldman Sachs Asset Management, including GS Accounts held by Goldman Sachs (including Goldman Sachs Asset Management) on a proprietary basis. To the extent that such GS Accounts decline to pursue any such opportunity, Goldman Sachs Asset Management may in its sole discretion (but is not obligated to) offer all or any portion of such opportunity to us (or may instead offer all or any portion of such opportunity to Goldman Sachs, other GS Accounts, third parties, or other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor).

There are significant potential conflicts of interest that could negatively impact the performance of an investment in us. A number of these potential conflicts of interest, including those that may be associated with the financial or other interests of Goldman Sachs or GS Accounts, are discussed in more detail elsewhere in this Annual Report. For example, conflicts may arise from Goldman Sachs’ sponsorship of our Company, its’ or its affiliates’ sponsorship of other special purpose acquisition companies, its provision of services to us (including as a financial advisor), to other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor and to third-party clients, as well as from actions undertaken by Goldman Sachs for its own account. See “Item 1A. Risk Factors Risk Factors—General Risk Factors—Limitations on Our Access to Investment Opportunities Sourced by Goldman Sachs Asset Management and Other Business Units of Goldman Sachs” and the other Risk Factors included in this Annual Report.

Business Strategy

Our objective is to generate attractive returns for shareholders by selecting a high quality target, negotiating favorable acquisition terms at an attractive valuation, and creating the foundation for improved operational performance of the acquired company. Our strategy is to identify and complete our Initial Business Combination with certain industry and business characteristics. We expect to distinguish ourselves with our ability to:

•

Leverage Best-in-class Sourcing Capabilities of the Goldman Sachs Platform. We believe our ability to access the best-in-class sourcing capabilities of the Goldman Sachs platform is a significant advantage. The multiple sourcing vectors available to us through Goldman Sachs Asset Management, Consumer and Wealth Management Division, including its Ayco business unit, Investment Banking Division, AIMS group and Private Credit Group result in a preeminent network of relationships with CEOs, founders, family owners and private equity sponsors that we can use to identify and evaluate suitable target businesses that could benefit from our experience in structuring complex transactions, accessing capital for growth, deleveraging and operational and strategic expertise.

•

Bring Unique Rigor to the Process of Identifying and Structuring an Acquisition that will be Positioned to be Well Received in the Public Markets. The Permanent Capital Strategies team has the investment capabilities and experience necessary to consummate a successful business combination. The team’s demonstrated ability to identify, value and close large, complex transactions is a distinct advantage that is further bolstered by Goldman Sachs’ reputation and Goldman Sachs Asset Management’s global footprint and significant investing capabilities.

•

Evaluate a Wide Range of Targets due to our Access to Capital. With Goldman Sachs’ extensive access to institutional and high net worth investors, we are well positioned to evaluate large opportunities that many other special purpose acquisition companies may be unable to pursue. For example, in February 2020, as part of GS Acquisition Holdings Corp’s (“GSAH I”) business combination with Vertiv Holdings, LLC, the Permanent Capital Strategies team raised a $1.23 billion PIPE, the largest third-party PIPE ever raised for a SPAC’s business combination transaction as of such date.

•	Identify and Attract an Executive Partner to Create Value for Stockholders Following a Business Combination. We are committed to identifying and recruiting the right executive with the capabilities and experience uniquely needed by the business we choose for the Initial Business Combination. We have strong relationships with executives across industries and are confident in our ability to recruit an executive partner that has the capabilities needed to create value after the Initial Business Combination.

We believe the diversified industrial, healthcare, technology, media and telecom, and alternative asset management sectors present particularly attractive investment opportunities for us. Specifically, many companies in these sectors tend to be cash generative businesses that are growing at rates higher than U.S. gross domestic product. In addition to these fundamentals, the sectors are fragmented and contain a large number of privately-held and sponsor-owned businesses that we believe could benefit from deleveraging, accelerating revenue growth, expanding margins, and improving capital allocation decision-making. In addition to independent privately- and sponsor-held middle market businesses, we believe many larger companies in the sectors are in the process of evaluating their portfolios of businesses and reviewing candidates for potential divestitures, which we believe may also prove to be attractive business combination targets.

Competitive Strengths

We believe the reputation, sourcing, valuation, diligence and execution capabilities of the businesses that comprise Goldman Sachs Asset Management will provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. Our competitive strengths include the following:

•

Purpose Built Sponsor. We believe the Permanent Capital Strategies’ track record and association with Goldman Sachs will be viewed favorably by target businesses in need of recapitalization, professionalized management, improved operating processes and controls, better access to industry relationships and strategic planning.

•

Proprietary Sourcing Channels and Leading Industry Relationships. We believe the broad reach and deep relationships of IBD, the Private Credit Group and AIMS, along with Goldman Sachs Asset Management and the Consumer and Wealth Management Division, including its Ayco business unit, to their clients, some of whom own or are associated with potential acquisition targets, will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate. We expect these sourcing capabilities will be further bolstered by Goldman Sachs’ reputation and track record. Goldman Sachs’ extensive network of senior level operating contacts will also allow us to identify and attract additional executive resources if the target requires additional managerial capabilities.

•

Investing Experience. We believe the deep experience investing in private and public markets of the businesses that comprise Goldman Sachs Asset Management; combined with Permanent Capital Strategies’ track record of identifying and sourcing a significant number of potential targets for GSAH I before ultimately finalizing its initial business combination, positions us well to appropriately evaluate potential transactions and select one that will be well received by the public markets.

•

Access to Goldman Sachs’ Capabilities Post-Initial Business Combination. We believe that potential sellers will be interested in a relationship with the Goldman Sachs platform and will look favorably upon Goldman Sachs’ involvement in a transaction, including as a significant investor after an Initial Business Combination. Potential sellers may also have longstanding relationships with Goldman Sachs advisors and, therefore, may seek to engage with us following a business combination to focus on value creation and to potentially facilitate access to capital markets for further growth and provide acquisition advice to implement roll-up strategies.

Investment Criteria

We have developed the following high level, non-exclusive investment criteria that we will use to screen for and evaluate target businesses. We will seek to acquire a business that:

•

Has a Leading Position in an Attractive Industry. We will seek to acquire a business that holds a leading position in an industry with attractive characteristics. Specifically, we will seek to exclude businesses that (i) do not hold a strong position in the markets they serve, (ii) do not have a differentiated product or service in a well-defined market, and (iii) are extremely sensitive to macroeconomic conditions.

•	Generates Stable Free Cash-Flow. We will seek to acquire a business that has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow.

•

Has Opportunities for High Returns on Incremental Invested Capital. We will seek to acquire a business with high returns on incremental invested capital. In addition to indicating a potentially attractive competitive position, a business with opportunities for high returns on invested capital may be able to grow more quickly when prudently capitalized.

•

Has Differentiation. We will seek to acquire a business with a differentiated product or service. Sources of differentiation can include, but are not limited to: patents, brands, customer reputation or other Intellectual Property (IP), unique technical expertise and or personnel, innovative processes or proprietary sourcing and distribution/customer access.

•

Has Long Term Growth Prospects. We will seek to acquire a business that has the potential to grow both organically and through acquisitions and strategic transactions. We will seek out opportunities in businesses that have multiple, diverse potential drivers of revenue growth and in segments of established markets with attractive, long term growth potential supported by secular tailwinds. We will seek to acquire a business that also has the potential to grow inorganically in order to participate in industry consolidation, expand product/geographic range and/or improve competitive position.

•

Has a Committed and Capable Management Team. We will seek to acquire a business with a professional management team whose interests are aligned with those of our investors. Where necessary, we will enhance the capabilities of the target business’s management team by recruiting additional talent through Goldman Sachs’ network of contacts.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Initial Business Combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our board of directors may deem relevant. In the event that we decide to enter into our Initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our Initial Business Combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the U.S. Securities and Exchange Commission (the “ SEC”).

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with Goldman Sachs, our Sponsor, officers or directors, nor are we prohibited from doing so with a business that is affiliated with any GS Account. In the event we seek to complete our Initial Business Combination with a business that is affiliated with Goldman Sachs, our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or from an independent accounting firm, that such Initial Business Combination is fair to our company from a financial point of view.

Members of our management team indirectly own, and in the future may directly or indirectly own, our securities and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

While Goldman Sachs will not have any duty to offer acquisition opportunities to us, Goldman Sachs may become aware of a potential transaction that may be an attractive opportunity for us, which it may or may not decide to share with us. Goldman Sachs is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization and a major participant in global financial markets. As such, Goldman Sachs provides a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Goldman Sachs acts as an investment banker, research provider, investment adviser, financier, adviser, market maker, prime broker, derivatives dealer, lender, counterparty, agent, principal and investor. In those and other capacities, Goldman Sachs advises clients in all major markets and purchases, sells, holds and recommends a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own account and for the accounts of clients, through client accounts and the relationships and products it sponsors, manages and advises. Goldman Sachs has direct and indirect interests in the global fixed income, currency, commodity, equities, bank loan and other markets, and the securities and issuers, in which we and GS Accounts may directly and indirectly invest. Additionally, we may, but are not required to, engage Goldman Sachs for services as a financial advisor in connection with identifying and investigating potential targets for our business combination. Conflicts may arise from Goldman Sachs’ sponsorship of our company, its or its affiliates’ sponsorship of other special purpose acquisition companies, its provision of services to us (including as a financial advisor), to other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor and to third-party clients, as well as from actions undertaken by Goldman Sachs for its own account. In performing services for other clients or other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor and also when acting for its own account, Goldman Sachs may take commercial steps which may have an adverse effect on us. Any of Goldman Sachs’ financial market activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Goldman Sachs or its clients or counterparties may at times be adverse to ours. Please see “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest,” for additional information regarding certain potential conflicts of interest relating to Goldman Sachs.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or Goldman Sachs, or policies applicable to Goldman Sachs, will materially affect our ability to complete our Initial Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Sourcing of Potential Business Combination Targets

Goldman Sachs (including Goldman Sachs Asset Management) manages and advises a substantial number of GS Accounts, including GS Accounts held by Goldman Sachs (including Goldman Sachs Asset Management) on a proprietary basis, GS Accounts held by Goldman Sachs personnel or clients and GS Accounts in which Goldman Sachs and Goldman Sachs personnel and clients have an interest. Goldman Sachs, other GS Accounts, and other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor may compete with us for acquisition opportunities that we may target for our Initial Business Combination. If Goldman Sachs (including Goldman Sachs Asset Management), such other GS Accounts or such other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor decide to pursue any such opportunity or Goldman Sachs (including Goldman Sachs Asset Management) determines in its sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Goldman Sachs or by persons who may make decisions for us may be suitable for both us and for Goldman Sachs, other GS Accounts or other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor and may be directed to Goldman Sachs, other GS Accounts, other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor or other third parties rather than to us. Prospective investors should note that, although our Sponsor is an affiliate of Goldman Sachs, we are not an investment advisory client of Goldman Sachs Asset Management or any other business unit of Goldman Sachs (and we are not a GS Account). As such, none of Goldman Sachs Asset Management, any other business unit of Goldman Sachs or any Goldman Sachs personnel has any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware (except that members of our management team, in their capacities as such, may have fiduciary or other obligations or duties to our company).

Our management team, in their other endeavors (including any affiliation they may have with Goldman Sachs), may choose or be required to present potential business combinations or other transactions to Goldman Sachs, other GS Accounts, other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor or third parties before they present such opportunities to us. See “Item 1A. Risk Factors—Risks Relating to our Sponsor or Management Team—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.” In addition, investment opportunities sourced by Goldman Sachs Asset Management or its personnel or presented to Goldman Sachs Asset Management by other business units of Goldman Sachs or their personnel will be made available to us only after such opportunities have been offered to those GS Accounts managed or advised by Goldman Sachs Asset Management, including those held on a proprietary basis, that have priority. To the extent that such GS Accounts decline to pursue any such opportunity, Goldman Sachs Asset Management may in its sole discretion (but is not obligated to) offer all or any portion of such opportunity to us (or may instead offer all or any portion of such opportunity to Goldman Sachs, other GS Accounts, other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor or third parties). Investment opportunities that are sourced by business units of Goldman Sachs other than Goldman Sachs Asset Management or the personnel of such business units will not be made available to us, unless such opportunities are first presented to Goldman Sachs Asset Management by such other business units or personnel.

Our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, our officers and certain of our directors have, and will have in the future, time and attention requirements to Goldman Sachs or other GS Accounts, which may detract from time spent on our affairs. To the extent any conflict of interest arises between us and Goldman Sachs or other GS Accounts (including, without limitation, arising as a result of our officers and certain of our directors offering acquisition opportunities to Goldman Sachs or other GS Accounts), Goldman Sachs or such other GS Account will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties, and you should expect that such conflicts of interest will not be resolved in our favor.

In addition, Goldman Sachs or its affiliates may sponsor, invest in, or otherwise become involved with other blank check companies similar to ours, including in connection with their initial business combinations, during the period in which we are seeking an Initial Business Combination, and members of our management team may participate in such blank check companies. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to other blank check companies with which they may become involved.

You should be aware that the ownership of approximately 20% of our issued and outstanding shares by our sponsor and its affiliates and our sponsor’s ownership of the private placement warrants that will be exercisable for additional shares of our common stock, as well as the other forms of compensation our sponsor and its affiliates are expected to receive from us (including deferred underwriting compensation), together, create significant actual and potential conflicts of interest. In particular, our sponsor and its affiliates will benefit more than you from our completion of an Initial Business Combination. Accordingly, our sponsor and its affiliates have an incentive to take increased investment risk and to complete a transaction on less favorable terms in order to complete a transaction within the specified time period to avoid losing their investment.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with Goldman Sachs, our Sponsor, officers or directors, nor are we prohibited from doing so with a business that is affiliated with any GS Account. In the event we seek to complete our Initial Business Combination with a business that is affiliated with Goldman Sachs, our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such Initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As discussed in “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described above). In addition, we may, at our option, pursue an affiliated joint acquisition opportunity with an entity to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once our Initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for an Initial Business Combination in the amount of $723,817,041, as of December 31, 2020, assuming no redemptions and after payment of $26,250,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Initial Business Combination using cash from the proceeds of our Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our Initial Business Combination. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Initial Business Combination is paid for using equity or debt or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or used for redemption of our public shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds in connection with the completion of our Initial Business Combination through a private offering of equity securities (including pursuant to a specified future issuance) or debt securities or loans (including from Goldman Sachs, other GS Accounts or their respective affiliates), and we may effectuate our Initial Business Combination using the proceeds of such offerings or loans rather than using the amounts held in the Trust Account.

In the case of an Initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately (including pursuant to a specified future issuance) or through loans (including from Goldman Sachs, other GS Accounts or their respective affiliates) in connection with our Initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

The NYSE rules require that our Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating if such fair market value test is met. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination as to if such fair value market test is met, it may be unable to do so if our directors are less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Initial Business Combination solely with another blank check company or a similar company with nominal operations.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our Initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our Initial Business Combination. In such cases, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination.

To the extent we effect our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our Initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business.

By completing our Initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Initial Business Combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the post-business combination company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Initial Business Combination.

Following our Initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of Initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our Initial Business Combination if, for example:

•

we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•

any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or

•	the issuance or potential issuance will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases and Other Transactions with Respect to our Securities

In the event we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our Initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our Initial Business Combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds held in the Trust Account will be used to purchase public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our Initial Business Combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our Initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (1) vote such shares in favor of the Initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Initial Business Combination, (2) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our Initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of public shares) following our mailing of proxy materials in connection with our Initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or any of their respective affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our Initial Business Combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. Our Sponsor, officers, directors, advisors or any of their respective affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or any of their respective affiliates will be restricted from making purchases of common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our Initial Business Combination with respect to our warrants. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our Initial Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our Initial Business Combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirement or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about the Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Initial Business Combination, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such Initial Business Combination, and we instead may search for an alternate business combination (including, potentially, with the same target).

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our Initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Initial Business Combination.

If we seek stockholder approval, we will complete our Initial Business Combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any Founder Shares and any public shares held by them in favor of our Initial Business Combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our Initial Business Combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our Initial Business Combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Public Offering, which we refer to as the “Excess Shares,” without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the shares sold in the Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the Initial Business Combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker a fee of approximately $80 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an Initial Business Combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Initial Business Combination.

If our Initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until 24 months from the Closing Date or during any extended time that we have to consummate a business combination beyond 24 months as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the Closing Date to complete our Initial Business Combination. If we have not completed our Initial Business Combination within such period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Initial Business Combination within the prescribed time period.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our Initial Business Combination within the prescribed time period. However, if our Sponsor or any of our officers, directors or any of their respective affiliates then hold any public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Initial Business Combination within the allotted time frame to complete our Initial Business Combination.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the Closing Date or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the estimated $1,000,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. See “Item 1A. Risk Factors—Risks Related to Our Search for, and Consummation of or Inability to Consummate, a Business Combination—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described below. Under Section 281(b) of the Delaware General Corporation Law, or DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per public share. See “Item 1A. Risk Factors—Risks Related to Our Search for, and Consummation of or Inability to Consummate, a Business Combination—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described below.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within the required time period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within the required time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our Initial Business Combination within 24 months from the Closing Date or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. See “Item 1A. Risk Factors—If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

A public stockholder will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our Initial Business Combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in this Annual Report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the Closing Date or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (3) the redemption of all of our public shares if we have not completed our Initial Business Combination within 24 months from the Closing Date, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with our Initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the Trust Account with respect to the warrants.

Amended and Restated Certificate of Incorporation

If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the Closing Date or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our Initial Business Combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

prior to the consummation of our Initial Business Combination, we shall either: (1) seek stockholder approval of our Initial Business Combination at a meeting called for such purpose, in connection with which, stockholders may seek to redeem their shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of our Initial Business Combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of our Initial Business Combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

•

we will consummate our Initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of our common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

•

if we have not completed our Initial Business Combination within 24 months from the Closing Date, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and

•

prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote pursuant to our amended and restated certificate of incorporation on any Initial Business Combination or any amendments to our amended and restated certificate of incorporation.

These provisions cannot be amended without the approval of holders of at least 65% of our outstanding common stock.

Additionally, our amended and restated certificate of incorporation provides that, prior to our Initial Business Combination, only holders of our Class B common stock will have the right to vote on the election of directors and that holders of a majority of the outstanding shares of our Class B common stock may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting.

Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of holders of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders.

Competition

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, including, without limitation, Goldman Sachs, other GS Accounts and other special purposes acquisition companies that Goldman Sachs or its affiliates may sponsor, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor or any of its affiliates (including Goldman Sachs) may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so other than pursuant to the Working Capital Note. Please see “Item 1. Business—Certain Potential Conflicts of Interest Relating to Goldman Sachs” for additional information regarding certain potential conflicts of interest relating to Goldman Sachs. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an Initial Business Combination.

Certain Potential Conflicts of Interest Relating to Goldman Sachs

Our Sponsor is an affiliate of Goldman Sachs. Goldman Sachs is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization and a major participant in global financial markets. As such, Goldman Sachs provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high net-worth individuals. Goldman Sachs acts as an investment banker, research provider, investment adviser, financier, adviser, market maker, prime broker, derivatives dealer, lender, counterparty, agent, principal and investor. In those and other capacities, Goldman Sachs advises clients in all major markets and purchases, sells, holds and recommends a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products, for its own account and for the accounts of clients, through client accounts and the relationships and products it sponsors, manages and advises. Goldman Sachs has direct and indirect interests in the global fixed income, currency, commodity, equities, bank loan and other markets, and the securities and issuers, in which we and GS Accounts may directly and indirectly invest. While Goldman Sachs will not have any duty to offer acquisition opportunities to us, Goldman Sachs may become aware of a potential transaction that may be an attractive opportunity for us, which it may or may not decide to share with us. In addition, we may, but are not required to, engage Goldman Sachs for services as a financial advisor in connection with identifying and investigating potential targets for our business combination. Raanan A. Agus, the Chairman of our Board of Directors, and Tom Knott, our Chief Executive Officer, Chief

Financial Officer and Secretary and one of our directors, are currently associated with Goldman Sachs and will not be independent of Goldman Sachs (although there is no assurance that either of them will remain associated with Goldman Sachs).

As described in the preceding paragraph, Goldman Sachs is engaged in other businesses and has interests other than its sponsorship of and related interests in our company. We will not be entitled to compensation related to such businesses. These activities and interests of Goldman Sachs may include potential multiple advisory, transactional, and financial and other interests in securities, instruments and companies, including us, or that may be, directly or indirectly, purchased or sold by us.

Conflicts may arise from Goldman Sachs’ sponsorship of our company, its or its affiliates’ sponsorship of other special purpose acquisition companies, its provision of services to us (including as a financial advisor), to other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor and to third-party clients, as well as from actions undertaken by Goldman Sachs for its own account. In performing services for other clients or other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor and also when acting for its own account, Goldman Sachs may take commercial steps which may have an adverse effect on us. Any of Goldman Sachs’ financial market activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Goldman Sachs or its clients or counterparties may at times be adverse to ours. Please see “—Certain Potential Conflicts of Interest Relating to Goldman Sachs” for additional information regarding certain potential conflicts of interest relating to Goldman Sachs.

The following discussion describes certain potential conflicts of interest that exist between Goldman Sachs and our company. These are considerations of which investors in our company should be aware, and which may cause conflicts that could disadvantage us. They are not, and are not intended to be, a complete enumeration or explanation of all of the potential conflicts of interest that may arise. Present and future activities of Goldman Sachs in addition to those described in this “—Certain Potential Conflicts of Interest Relating to Goldman Sachs” may give rise to additional conflicts of interest. Dealing with conflicts of interest is complex and difficult and new and different types of conflicts may subsequently arise. There can be no assurance that Goldman Sachs will be able to resolve all conflicts in a manner that is favorable to us, and any such conflicts may have a material adverse effect on us, including our ability to consummate an Initial Business Combination.

Limitations on Our Access to Investment Opportunities Sourced by Goldman Sachs Asset Management and Other Business Units of Goldman Sachs

Goldman Sachs (including Goldman Sachs Asset Management) manages and advises a substantial number of GS Accounts, including GS Accounts held by Goldman Sachs on a proprietary basis, GS Accounts held by Goldman Sachs personnel or clients and GS Accounts in which Goldman Sachs and Goldman Sachs personnel and clients have an interest. Goldman Sachs, other GS Accounts and other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor may compete with us for acquisition opportunities that we may target for our Initial Business Combination. If Goldman Sachs, such other GS Accounts or such other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor decide to pursue any such opportunity or Goldman Sachs (including Goldman Sachs Asset Management) determines in its sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Goldman Sachs or by persons who may make decisions for us may be suitable for both us and for Goldman Sachs, other GS Accounts or such other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor and may be directed to Goldman Sachs, other GS Accounts, other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor or other third parties rather than to us. Prospective investors should note that, although our Sponsor is an affiliate of Goldman Sachs, we are not an investment advisory client of Goldman Sachs Asset Management or any other business unit of Goldman Sachs (and we are not a GS Account). As such, none of Goldman Sachs Asset Management, any other business unit of Goldman Sachs or any Goldman Sachs personnel has any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware (except that members of our management team, in their capacities as such, may have fiduciary or other obligations or duties to our company).

Our management team, in their other endeavors (including any affiliation they may have with Goldman Sachs), may choose or be required to present potential business combinations or other transactions to Goldman Sachs, other GS Accounts, other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor or third parties before they present such opportunities to us. Please see “Item 1A. Risk Factors—Risks Relating

to our Sponsor or Management Team—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.” In addition, investment opportunities sourced by Goldman Sachs Asset Management or its personnel or presented to Goldman Sachs Asset Management by other business units of Goldman Sachs or their personnel will be made available to us only after such opportunities have been offered to those GS Accounts managed or advised by Goldman Sachs Asset Management, including those held on a proprietary basis, that have priority. To the extent that such GS Accounts decline to pursue any such opportunity, Goldman Sachs Asset Management may in its sole discretion (but is not obligated to) offer all or any portion of such opportunity to us (or may instead offer all or any portion of such opportunity to Goldman Sachs, other GS Accounts, other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor or third parties. Investment opportunities that are sourced by business units of Goldman Sachs other than Goldman Sachs Asset Management or the personnel of such business units will not be made available to us, unless such opportunities are first presented to Goldman Sachs Asset Management by such other business units or personnel.

Goldman Sachs’ and Goldman Sachs Asset Management’s Activities on Behalf of GS Accounts; Our Company is Not an Investment Advisory Client of Goldman Sachs Asset Management or Any Other Business Unit of Goldman Sachs and is Not a GS Account

As described above, Goldman Sachs engages in a variety of activities in the global financial markets. The extent of Goldman Sachs’ activities in the global financial markets, including, without limitation, in its capacity as an investment banker, research provider, investment adviser, financier, adviser, market maker, prime broker, derivatives dealer, lender, counterparty, agent, principal and investor, as well as in other capacities, may have potential adverse effects on us or businesses that we seek to acquire. Goldman Sachs and its personnel, when acting in these or other capacities, may advise on transactions, make investment decisions or recommendations, provide differing investment views or have views with respect to research or valuations that are inconsistent with, or adverse to, our interests and activities or those of businesses that we seek to acquire. Transactions by, advice to and activities of Goldman Sachs and other GS Accounts (including with respect to investment decisions, voting and the enforcement of rights) may involve us or businesses that we seek to acquire. For example, Goldman Sachs may be engaged to provide advice to a GS Account that is considering entering into a transaction with us, and Goldman Sachs may advise the GS Account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the GS Account that would be adverse to us. Moreover, Goldman Sachs or other GS Accounts who own our securities or securities of businesses that we seek to acquire may vote on or take or refrain from taking actions with respect to such securities in ways that may be disadvantageous to us or our public stockholders.

Prospective investors should note that, although our Sponsor is an affiliate of Goldman Sachs, our company is not an investment advisory client of Goldman Sachs Asset Management or any other business unit of Goldman Sachs (and is not a GS Account). As such, none of Goldman Sachs Asset Management, any other business unit of Goldman Sachs or any Goldman Sachs personnel has any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware (except that members of our management team, in their capacities as such, may have fiduciary or other obligations or duties to our company). Our management team is responsible for making all acquisition and other decisions on our behalf. Decisions made by our management team may differ from those by Goldman Sachs (including Goldman Sachs Asset Management) on behalf of GS Accounts and may compete with, affect, differ from, conflict with, or involve timing different from, advice given to, or investment or voting decisions made by Goldman Sachs Asset Management for GS Accounts. Neither Goldman Sachs Asset Management nor any other business unit of Goldman Sachs will have any contractual or other obligation or duty to make available to us any information regarding its trading activities, strategies or views, or the activities, strategies or views, including those used for Goldman Sachs or other GS Accounts. In the event that Goldman Sachs or other GS Accounts hold securities of a business that we seek to acquire, Goldman Sachs, on behalf of itself or such other GS Accounts, may implement an investment decision ahead of, or contemporaneously with, or behind similar investment decisions made by us. The relative timing for the implementation of investment decisions for Goldman Sachs or other GS Accounts, on the one hand, and by us, on the other hand, may disadvantage us.

Although our company may from time to time have access to certain fundamental analyses and proprietary technical models developed by Goldman Sachs and its personnel, Goldman Sachs and its personnel have no obligation or other duty to make such analyses and models available to us and, in certain cases, may be prohibited from doing so. In addition, Goldman Sachs has no obligation or other duty to seek information or to make available to or share with our company any information, investment strategies, opportunities or ideas known to Goldman Sachs personnel or developed or used in connection with other clients or activities and, in certain cases, they may be prohibited from doing so. Goldman Sachs and certain of its personnel, including those who are involved with our company, may be in possession of information not available to all Goldman Sachs personnel, and such personnel may act on the basis of such information in connection with the activities relating to Goldman Sachs and other GS Accounts in ways that are adverse to our company.

Goldman Sachs is often engaged as a financial advisor, or to provide financing, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries. Sellers generally require Goldman Sachs to act exclusively on their behalf and/or for other reasons, we may be precluded in many instances from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. Goldman Sachs also represents potential buyer’s businesses, including other special purpose acquisition companies. Goldman Sachs may be incentivized to direct an opportunity to one of these buyers or to form a consortium with such buyers to bid for the opportunity, thereby eliminating or reducing the investment opportunity available to us.

Lending and Loan Syndication; Investments in Different Parts of an Issuer’s Capital Structure

Goldman Sachs is engaged in the business of making, underwriting and syndicating senior and other loans to corporate and other borrowers, and may seek (but is not obligated) to provide these services to our company or businesses that we seek to acquire. For instance, we or such businesses may borrow money from Goldman Sachs or other GS Accounts and Goldman Sachs or other GS Accounts may (but are not obligated to) arrange or underwrite bank or high-yield financing used by us or such businesses. In addition, Goldman Sachs is the sponsor of (and some of the GS Accounts are) investment partnerships specializing in senior secured loan investments and mezzanine investments, which may (but are not obligated to) make senior secured loan and/or mezzanine investments in us or such businesses. The interest, fees and other compensation received by Goldman Sachs or other GS Accounts in connection with these activities will not be shared with our company or our public stockholders.

Goldman Sachs (including Goldman Sachs Asset Management) or other GS Accounts may invest in or extend credit to different parts of our capital structure or the capital structure of businesses that we seek to acquire. As a result, Goldman Sachs (including Goldman Sachs Asset Management) or other GS Accounts may take actions that are directly adverse to us, our public stockholders or such businesses. In addition, Goldman Sachs (including Goldman Sachs Asset Management) may advise GS Accounts with respect to different parts of our capital structure or the capital structure of businesses that we seek to acquire, classes of our securities that are senior to our common stock or classes of such businesses’ securities that are senior to the securities of such businesses owned by us. Goldman Sachs (including Goldman Sachs Asset Management) may pursue rights, provide advice or engage in other activities, or refrain from pursuing rights, providing advice or engaging in other activities, on behalf of itself or GS Accounts with respect to our company or businesses that we seek to acquire, and such actions (or refraining from action) may have a material adverse effect on us or such businesses.

For example, in the event that Goldman Sachs (including Goldman Sachs Asset Management) or a GS Account holds loans, securities or other positions in our capital structure that ranks senior in preference to our common stock, and our company experiences financial or operational challenges, Goldman Sachs (including Goldman Sachs Asset Management), acting on behalf of itself or the GS Account, may seek a liquidation, reorganization or restructuring of our company, or terms in connection with the foregoing, that may have an adverse effect on or otherwise conflict with the interests of our other investors, including public stockholders. In the event our company becomes financially distressed, we may undertake a restructuring and, as a result, the equity interests in our company may be extinguished or substantially diluted while the creditors may receive a recovery of some or all of the amounts due to them and may receive equity in the company. In this regard, in the event that Goldman Sachs or other GS Accounts are holders of our debt and our company is subject to a restructuring, Goldman Sachs or such other GS Accounts may recover amounts owed to them while the interests of public stockholders may be extinguished or substantially diluted. In addition, in connection with lending arrangements involving our company, Goldman Sachs and other GS Accounts may seek to exercise its creditors’ rights under the applicable loan agreement or other document, which may be detrimental to our equity holders, including our public stockholders. Similar considerations will apply in the event that Goldman Sachs or other GS Accounts hold loans, securities or other positions in the capital structure of businesses that we seek to acquire that rank senior in preference to the securities of such businesses acquired by us.

Goldman Sachs May Act in Multiple Commercial Capacities

To the extent permitted by applicable law, Goldman Sachs may act as broker, dealer, agent, counterparty, lender or advisor or in other commercial capacities for us or businesses that we seek to acquire. Prospective investors should not rely on, or have any expectation, that Goldman Sachs will act in any such capacities. Goldman Sachs may be entitled to compensation in connection with the provision of such services, and we will not be entitled to any such compensation. Goldman Sachs will have an interest in obtaining fees and other compensation in connection with such services that are favorable to Goldman Sachs, and in connection with providing such services may take commercial steps in its own interest, or may advise the parties to which it is providing services, or take other actions, any of which may negatively affect us. For example, Goldman Sachs may require repayment of all or part of a loan made to us or to a business we seek to acquire, which could cause us or such business to default or be required to liquidate assets more rapidly, which could adversely affect the value of our company or such business. Goldman Sachs may also advise us or a business we seek to acquire to make changes to our capital structure or the capital structure of such business, the result of which would be a reduction in the value of our securities or the securities issued by such business. Actions taken or advised to be taken by Goldman Sachs in connection with other types of transactions may also result in adverse consequences for our company or a business we seek to acquire. In addition, due to its access to and knowledge of funds, markets and securities based on its prime brokerage and other businesses, Goldman Sachs (on behalf of itself or other GS Accounts) may make decisions based on information or take (or refrain from taking) actions with respect to us or businesses that we seek to acquire in a manner that may be adverse to us. Goldman Sachs may also provide various services to us or to businesses that we seek to acquire, which may result in fees, compensation and remuneration, as well as other benefits, to Goldman Sachs, enhance Goldman Sachs’ relationships with various parties, facilitate additional business development and enable Goldman Sachs to obtain additional business and generate additional revenue. In addition, while it has no obligation or other duty to do so, Goldman Sachs, subject to applicable restrictions on sale, may act as a broker for public stockholders who are interested in selling their Units, shares or Warrants.

Subject to applicable law, we may acquire a business affiliated with or advised by Goldman Sachs or in which Goldman Sachs, other GS Accounts or their respective affiliates have an equity, debt or other interest, or to engage in investment transactions that may result in Goldman Sachs, other GS Accounts or such affiliates being relieved of obligations or otherwise divested of investments. For example, we may acquire a company affiliated with Goldman Sachs or other GS Accounts, or purchase securities from, a business that uses the proceeds to repay loans made by, or otherwise repurchase debt held by, Goldman Sachs or other GS Accounts. These activities by us may enhance the profitability of Goldman Sachs or other GS Accounts with respect to their investment in and activities relating to such companies.

In addition, to the extent permitted by applicable law, we may invest in money market funds sponsored, managed or advised by Goldman Sachs. In connection with any such investments, we generally will pay all advisory, administrative or Rule 12b-1 fees applicable to the investment. In such circumstances, as well as in all other circumstances in which Goldman Sachs receives any fees or other compensation in any form relating to the provision of services, no accounting or repayment to our company will be required.

Goldman Sachs (including Goldman Sachs Asset Management) may create, write, sell, issue, invest in or act as placement agent or distributor of derivative instruments related to us, or with respect to our underlying securities or assets, or which may be otherwise based on or seek to replicate or hedge our performance. Such derivative transactions, and any associated hedging activity, may differ from and be adverse to our interests. Activities in respect of derivative transactions, and any associated hedging activity, may occur as a result of Goldman Sachs’ adjustment in assessment of our business based on various considerations, and Goldman Sachs will not be under any obligation or other duty to provide notice to us in respect of any such adjustment in assessment.

Goldman Sachs (including Goldman Sachs Asset Management) or other GS Accounts may also have different rights in respect of a business that we seek to acquire, or invest in different classes of securities issued by a business that we seek to acquire that have different rights, including, without limitation, with respect to liquidity. The determination to exercise such rights by Goldman Sachs (including Goldman Sachs Asset Management) on behalf of itself or certain GS Accounts may have an adverse effect on us. Goldman Sachs may make loans to clients or enter into margin, asset-based or other credit facilities or similar transactions with clients that may (or may not) be secured by publicly or privately held securities or other assets, including by a client’s assets or interests other than our Units, common stock and Warrants. Some of these borrowers may be public or private companies, or founders, officers or shareholders in companies in which Goldman Sachs or other GS Accounts (directly or indirectly) invest, and such loans may be secured by securities of such companies, which may be the same as, pari passu with, or more senior or junior to, interests held (directly or indirectly) by Goldman Sachs or other GS Accounts. In connection with its rights as lender, Goldman Sachs may act to protect its own commercial interest and may take actions that adversely affect the borrower, including by liquidating or causing the liquidation of securities on behalf of a borrower or foreclosing and liquidating such securities in Goldman Sachs’ own name. Such actions may adversely affect us (e.g., if a large position in our common stock is liquidated, among the other potential adverse consequences, the value of our common stock may decline rapidly). In addition, Goldman Sachs may make loans to our public stockholders or enter into similar transactions that are secured by a pledge of, or mortgage over, a public stockholder’s Units, common stock and/or Warrants, which would provide Goldman Sachs with the right to take possession such securities in the event that such public stockholder defaults on its obligations. These transactions may be significant and may be made without notice to the public securityholders.

Goldman Sachs may have business relationships with, and purchase, or distribute or sell, services or products from or to, distributors, consultants and others who have a relationship with us or businesses that we seek to acquire. As a result, those persons and institutions may have conflicts associated with their dealings with us.

Goldman Sachs may, in its discretion, recommend that we, or a business we seek to acquire, have ongoing business dealings, arrangements or agreements with persons who are former employees of Goldman Sachs or are otherwise associated with a GS Account investor, portfolio company, or service provider. We, or a business we seek to acquire, may bear, directly or indirectly, the costs of such dealings, arrangements or agreements. These recommendations, and recommendations relating to continuing any such dealings, arrangements or agreements, may pose conflicts of interest due to Goldman Sachs’ relationships with such former employees or persons otherwise associated with an investor in a GS Account, portfolio company or service provider.

Conflicts Resulting from Our Company Being a Public Company

Goldman Sachs and other GS Accounts may directly or indirectly trade our securities. Such trading activities may adversely affect us. For example, Goldman Sachs or other GS Accounts may establish a short position in our securities. This short position may result in the impairment of the price of our securities or may be designed to profit from a decline in the price of such securities.

Furthermore, Goldman Sachs may perform research and other analysis in respect of our company. Any views expressed by Goldman Sachs in connection with such research and analysis may be negative with respect to, or result in trading strategies that have a negative impact on the market for, us and our securities.

The Alternatives business within Goldman Sachs Asset Management has adopted a Code of Ethics under Rule 204A-1 of the U.S. Investment Advisers Act of 1940, as amended, designed to provide that personnel of the Alternatives business, and certain additional Goldman Sachs personnel who support the Alternatives business, comply with applicable federal securities laws and place the interests of clients first in conducting personal securities transactions. The Alternatives business’ Code of Ethics imposes certain restrictions on securities transactions in the personal accounts of covered persons to help avoid conflicts of interest. Subject to the limitations of the Alternatives business’ Code of Ethics, covered persons (including those who are members of our management team) may buy and sell securities or other investments for their personal accounts, including investments in us, and may also take positions that are the same as, different from, or made at different times than, positions taken (directly or indirectly) by us.

Not all Members of Our Management Team are Independent of Goldman Sachs

Our management team is responsible for the management of our affairs. Raanan A. Agus, the Chairman of our Board of Directors, and Tom Knott, our Chief Executive Officer, Chief Financial Officer and Secretary and one

of our directors, are currently associated with Goldman Sachs and will not be independent of Goldman Sachs (although there is no assurance that either of them will remain associated with Goldman Sachs). As a result, each of Mr. Agus and Mr. Knott has, and in the future may have additional, fiduciary, contractual or other obligations or duties, in addition to his obligations and duties as a member of our management team, including as a result of his association with Goldman Sachs, which could result in potential conflicts of interest. Additionally, all Goldman Sachs personnel are subject to firm-wide policies and procedures regarding confidential and proprietary information, information barriers, private investments, outside business activities and personal trading. Please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” for additional information regarding conflicts of interest relating to our management team.

Affiliated Joint Acquisition

In addition, we may, at our option, pursue an affiliated joint acquisition opportunity with Goldman Sachs, other GS Accounts or their respective affiliates. Any such parties may co-invest with us in the target business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties, which may give rise to certain conflicts of interest.

We will pursue an affiliated joint acquisition if we believe such transaction will help us consummate a specific Initial Business Combination or would be beneficial to the post-business combination company. None of Goldman Sachs, other GS Accounts or any of their respective affiliates has any current commitments to engage in such transactions, and we are not aware of any such parties having any plans or intentions to do so. We have also not formulated any terms or conditions for any such transactions, and the amount and other terms and conditions of any such transactions would be determined at the time thereof.

Holders of any shares of capital stock issued in an affiliated joint acquisition prior to our Initial Business Combination, will not be entitled to (1) receive funds from the Trust Account or (2) vote pursuant to our amended and restated certificate of incorporation on any Initial Business Combination or any amendments to our amended and restated certificate of incorporation. However, any such issuance would dilute the interest of our stockholders. See “Item 1A. Risk Factors—Risks Related to Our Search for, and Consummation of or Inability to Consummate, a Business Combination—We may issue additional shares of Class A common stock or preferred stock to complete the Initial Business Combination or under an employee incentive plan after completion of the Initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of the Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.” Additionally, to the extent any affiliated joint acquisition involves the issuance of notes or other debt securities or we otherwise incur debt in connection therewith, such transaction could have negative effects on us, including those described in “Item 1A. Risk Factors—Risks Related to Our Search for, and Consummation of or Inability to Consummate, a Business Combination—We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.”

If our Initial Business Combination involves an affiliated joint acquisition, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of such affiliated joint acquisition and, only if required by applicable law or we decide to do so for business or other reasons, we would seek stockholder approval of such affiliated joint acquisition.

Selection of Service Providers

We expect to engage service providers (including attorneys and consultants) that may also provide services to Goldman Sachs and other GS Accounts. We intend to select these service providers based on a number of factors, including expertise and experience, knowledge of related or similar products, quality of service, reputation in the marketplace, relationships with Goldman Sachs Asset Management, Goldman Sachs or others, and price. These service providers may have business, financial, or other relationships with Goldman Sachs, including being a portfolio company of Goldman Sachs Asset Management, Goldman Sachs, or a GS Account. These relationships may or may not influence our selection of these service providers. In such circumstances, there may be a conflict of interest between us, on the one hand, and Goldman Sachs Asset Management, Goldman Sachs, and GS Accounts (or their portfolio companies), on the other hand, if we determine not to engage or continue to engage these service providers. The service providers selected by us may charge different rates to different recipients based on the specific services provided, the personnel providing the services, or other factors. As a result, the rates paid with respect to these service providers by us, on the one hand, may be more or less favorable than the rates paid by Goldman Sachs, on the other hand.

Sponsor Indemnity

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. We believe the likelihood of our Sponsor having to indemnify the Trust Account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our Units, Class A common stock and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. Our annual, quarterly and current reports, and any amendments to any of those reports, that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our corporate website address at https://www.gspcs.com/GSAH_II. The contents of these websites are not incorporated into this filing. Further, our references to the uniform resource locators, or URLs, for these websites are intended to be inactive textual references only.

We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our Initial Business Combination. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, generally accepted in the United States of America (“GAAP”), or International Financing Reporting Standards, as promulgated by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1.A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Related to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our Initial Business Combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction. Accordingly, we may consummate our Initial Business Combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate. Please see “Item 1. Business—Certain Potential Conflicts of Interest Relating to Goldman Sachs” for additional information regarding certain potential conflicts of interest relating to Goldman Sachs.

If we seek stockholder approval of our Initial Business Combination, our initial stockholders, officers and directors have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares and any public shares held by them in favor of our Initial Business Combination. As a result, in addition to our initial stockholders’ Founder Shares, we would need 28,125,001, or 37.5% (assuming all issued and outstanding shares are voted), or 4,687,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 75,000,000 public shares sold in our Public Offering to be voted in favor of a transaction, in order to have such Initial Business Combination approved. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our Initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an Initial Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement, which may be contained in the agreement relating to our Initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an Initial Business Combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial

Business Combination would be unsuccessful increases. If our Initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Initial Business Combination within 24 months from the Closing Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our Initial Business Combination within 24 months from the Closing Date. We may not be able to find a suitable target business and complete our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our Initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our Initial Business Combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our Warrants will expire worthless.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) outbreak and other events and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into certain transactions, including purchasing shares or Warrants from the public, which may influence the outcome of our proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation or other duty to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. Additionally, at any time at or prior to our Initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our Initial Business Combination or not redeem their public shares. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of any such transaction could be to (1) vote such shares in favor of the Initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Initial Business Combination, (2) reduce the number of public Warrants outstanding or to vote such Warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our Initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the Initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. Please see “Item 1. Business—Tendering stock certificates in connection with a tender offer or redemption rights.”

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable at the Closing Date and we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an Initial Business Combination.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our Warrants will expire worthless.

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, including, without limitation, Goldman Sachs, other GS Accounts, and other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor or any of its affiliates (including Goldman Sachs) may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so other than pursuant to the Working Capital Note. Please see “Item 1. Business—Certain Potential Conflicts of Interest Relating to Goldman Sachs” for a discussion on certain limitations related to other resources Goldman Sachs may, but is under no obligation or other duty to, provide us. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. Please see “ —If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the Closing Date, we may be unable to complete our Initial Business Combination.

At December 31, 2020, we had $383,246 available to us outside the Trust Account to fund our working capital requirements, which does not include amounts available under the Working Capital Note. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months from the Closing Date, assuming that our Initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address any additional need for capital through borrowings under the Working Capital Note and potential additional loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make any additional loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. We have not independently verified whether GS Sponsor II LLC has sufficient funds to satisfy borrowings under the Working Capital Note and we have not asked it to reserve for such borrowings. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, as of December 31, 2020, the funds available to us outside of the Trust Account, including funds expected to be available under the Sponsor Commitment, will be sufficient to allow us to operate for at least the 24 months following the Closing Date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. Please see “ —If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-

party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our Initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our Initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resell. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the Closing Date or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. Please see “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. It is possible that we will become subject to different or heightened rules or requirements promulgated by the SEC, and we may become subject to heightened or increased scrutiny by the SEC. On December 10, 2020, the SEC’s Office of Inspector Education and Advocacy issued an investor bulletin entitled What You Need to Know About SPACs. On December 22, 2020, the SEC’s Division of Corporate Finance issued CF Disclosure Guidance: Topic No. 11 regarding special purpose acquisition companies. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time. In particular, it is possible that we may become subject to different or heightened rules or requirements, or face increased regulatory scrutiny, by the SEC, including in connection with our Initial Business Combination or the Post-Initial Business Combination company. Those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

If we have not completed an Initial Business Combination within 24 months from the Closing Date or during any Extension Period, our public stockholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not completed an Initial Business Combination within 24 months from the Closing Date or during any Extension Period, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the Closing Date or the expiration of any Extension Period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption of public shares or liquidation unless we complete our Initial Business Combination or amend certain provisions of our amended and restated certificate of incorporation prior thereto and only then in cases where investors have properly sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our Initial Business Combination or amend certain provisions of our amended and restated certificate of incorporation.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the Closing Date (or the end of any Extension Period) in the event we do not complete our Initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after we consummate our Initial Business Combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our Initial Business Combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our business combination (a) as holders of our Class A common stock, our public stockholders will not have the right to vote on the appointment of our directors and (b) holders of a majority of the outstanding shares of our Class B common stock may remove a member of our board of directors for any reason.

The warrants may become exercisable and redeemable for a security other than the shares of Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our Initial Business Combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to file a registration statement for the registration of the security underlying the warrants as soon as practicable, but in no event later than 15 business days after the closing of the Initial Business Combination.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, under certain circumstances, warrant holders will be able to exercise their warrants on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the applicable “fair market value” of our Class A common stock (as calculated in the warrant agreement governing the warrants) over the exercise price of the warrants by (y) the fair market value and (B) 0.365 shares of Class A common stock per warrant, and the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised the warrant for cash.

For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into in connection with our Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to shares of our Class A common stock at the time of our Initial Business Combination. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of Warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such Warrants or the Class A common stock issuable upon exercise of such Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the Private Placement Warrants or Warrants issued in connection with working capital loans are registered for resale.

Because we are neither limited to evaluating target businesses in a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry, sector or geographic area. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or Warrant holders who choose to remain a stockholder or Warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or Warrant holders who choose to remain a stockholder or Warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our Initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Initial Business Combination.

We may issue additional shares of Class A common stock or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, and 50,000,000 shares of Class B common stock, par value $0.0001 per share and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our Initial Business Combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. At December 31, 2020, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our Initial Business Combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our Initial Business Combination. We may also issue shares of Class A common stock to redeem the Warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote pursuant to our amended and restated certificate of incorporation on any Initial Business Combination or any amendments to our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

•

may significantly dilute the equity interest of investors in our Public Offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our Units, Class A common stock and/or Warrants; and

•	may not result in adjustment to the exercise price of our Warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. Please see “ —If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Goldman Sachs’ engagement with other entities may limit its ability to participate in certain transactions on our behalf or preclude us from taking certain actions.

We may, but are not required to, engage Goldman Sachs for services as a financial advisor in connection with identifying and investigating potential targets for our business combination, or for other services in connection with our Initial Business Combination, such as placement agent, or financing or capital markets advisor. Goldman Sachs is often engaged as a financial advisor, or to provide financing, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries, and Goldman Sachs’ compensation in connection with these engagements may be substantial. Sellers generally require Goldman Sachs to act exclusively on their behalf and Goldman Sachs may be precluded in many instances from participating in our Initial Business Combination with such a target business. Additionally, for these reasons and/or for other reasons, we may be precluded in many instances from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. Goldman Sachs also represents potential buyer’s businesses, including other special purpose acquisition companies. Goldman Sachs may be incentivized to direct an opportunity to one of these buyers or to form a consortium with such buyers to bid for the opportunity, thereby eliminating or reducing the investment opportunity available to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with Goldman Sachs, our Sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with Goldman Sachs, our Sponsor, officers and directors, GS Accounts and their respective affiliates. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance.” Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “ Item 1. Business – Effecting our Initial Business Combination” and “Item 1. Business – Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with Goldman Sachs, our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Depending on the nature of the transaction, the governing or similar documents of the GS Accounts may also require, or Goldman Sachs or its affiliates in their sole discretion may seek, the prior written consent of the investors or the advisory committee of the relevant fund or investment vehicle participating in the transaction. Any such approval will be given or withheld by the relevant parties solely taking into account their own interests or the interests of such GS Account and without regard to our interests. Additionally, depending on the nature of the transaction, Goldman Sachs or its affiliates may be required to obtain the prior written consent of an independent party, or in their sole discretion may seek such consent, in connection with the consummation of a transaction between us and a company or business that is affiliated with either or both of Goldman Sachs or GS Accounts. Any such approval will be given or withheld by the relevant parties solely taking into account their own interests or the interests of such GS Account and without regard to our interests.

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with Goldman Sachs, other GS Accounts or their respective affiliates or with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties, which may give rise to certain conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to any public shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

Our initial stockholders hold 18,750,000 founder shares as of the date of this Annual Report, including 17,425,000 founder shares held by our Sponsor. The Founder Shares will be worthless if we do not complete an Initial Business Combination. In addition, our Sponsor purchased an aggregate of 8,500,000 Private Placement Warrants for a purchase price of $17,000,000, that will also be worthless if we do not complete our Initial Business Combination. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment in certain circumstances, including upon the occurrence of certain reorganization events. In the Company’s assessment, any adjustment resulting from any such reorganization events would be the same irrespective of who holds the Private Placement

Warrants. Specifically, the valuation of both the Sponsor’s warrants and any publicly held Private Placement Warrants would be calculated based on an American Capped Call and result in an equal adjustment to the exercise price for the warrant holders. As a result, the warrants are reported as a component of Stockholders’ Equity as compared to a liability. Members of our management team indirectly own, and in the future may directly or indirectly own, our securities.

The Founder Shares are identical to the shares of common stock included in the Units, except that: (1) prior to our Initial Business Combination, only holders of the Class B common stock have the right to vote on the election of directors and holders of a majority of the outstanding shares of our Class B common stock may remove members of our board of directors for any reason; (2) our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive: (a) their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our Initial Business Combination, (b) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (I) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination or to redeem 100% of our public shares if we have not consummated our Initial Business Combination within 24 months from the Closing Date or (II) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (c) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our Initial Business Combination within 24 months from the Closing Date (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Initial Business Combination within the prescribed time frame); (3) the Founder Shares are subject to certain transfer restrictions; (4) the Founder Shares are automatically convertible into shares of our Class A common stock at the time of our Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the holders of Founder Shares are entitled to registration rights.

The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the deadline for completing our Initial Business Combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt (including from Goldman Sachs, other GS Accounts or their respective affiliates) to complete our Initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement, which may be contained in the agreement relating to our Initial Business Combination. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and the two director designees of our Sponsor, to approve our Initial Business Combination, which may have the effect of delaying or preventing a business combination that our public stockholders would consider favorable.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and the two directors our Sponsor, initially Raanan A. Agus and Tom Knott, to approve our Initial Business Combination. Accordingly, it is unlikely that we will be able to enter into an Initial Business Combination unless our Sponsor finds the target and the business combination attractive. This may make it more difficult for us to approve and enter into an Initial Business Combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public stockholders would find, favorable.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our Initial Business Combination that some of our stockholders or Warrant holders may not support.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an Initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an Initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our Initial Business Combination, which require the approval by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our Initial Business Combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any Initial Business Combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who beneficially own 20% of our common stock as of the date of this Annual Report may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our Initial Business Combination with which you do not agree.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the Closing Date or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Public Offering and the sale of the Private Placement Warrants held in the Trust Account will be sufficient to allow us to complete our Initial Business Combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Public Offering and the sale of the Private Placement Warrants held in the Trust Account prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing (including pursuant to a specified future issuance or otherwise from Goldman Sachs, other GS Accounts or their respective affiliates) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. Except as expressly set forth herein, none of Goldman Sachs, the GS Accounts or their respective affiliates is obligated to provide, or seek, any such financing or to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless.

Our initial stockholders will control the election of our board of directors until consummation of our Initial Business Combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to our Initial Business Combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support. Similarly, following the consummation of our initial business combination, one or more stockholders of the target may have a substantial interest in the combined company and may require us to enter into agreements or other arrangements with respect to board composition and/or designation rights.

Our initial stockholders own 20% of our outstanding common stock as of the date of this Annual Report. In addition, prior to our Initial Business Combination, holders of our Class B common stock will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our Initial Business Combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions.

Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote. Please see “Item 1. Business – Permitted Purchases and Other Transactions with Respect to our Securities.”

In connection with our initial business combination, we may enter into an agreement or other arrangement with the stockholders of the target with respect to voting and other corporate governance matters following completion of the initial business combination, and such agreement or arrangement may provide for, or the target stockholders may require that such agreement provide for, nomination, designation or representation rights on the board of directors of the combined entity that may not be proportionate to our stockholders’ or such target stockholders’ ownership interest in the combined company.

Our Warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our Initial Business Combination.

We have issued Warrants to purchase 18,750,000 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and the Private Placement Warrant to purchase an aggregate of 8,500,000 shares of Class A common stock. Our initial stockholders hold 18,750,000 founder shares as of the date of this Annual Report. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $2.00 per Warrant at the option of the lender. Such Warrants would be identical to the Private Placement Warrants.

To the extent we issue shares of Class A common stock to effectuate our Initial Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these Warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our Warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the Warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Initial Business Combination; (3) they may be exercised by the holders on a cashless basis; (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these Warrants) are entitled to registration rights; and (5) they will not be exercisable more than five years from the effective date of the registration statement related to the Public Offering, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as our Sponsor or any of its related persons beneficially own such private placement warrants.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our Initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our Initial Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	changes in local regulations as part of a response to the COVID-19 outbreak or a significant outbreak of other infectious diseases;

•	tax consequences;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our Initial Business Combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Our management may not be able to maintain control of a target business after our Initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our Initial Business Combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. These risks may be heightened by our inability to spend extended periods of time with the target business’s management due to COVID-19 restrictions impacting travel or in-person activities. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or Warrant holders who choose to remain a stockholder or Warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. In addition, the merchant banking authority of the BHCA will restrict employees of Goldman Sachs from participating in the routine management and operations of the post-transaction company. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our Initial Business Combination, which may adversely impact our ability to complete an acquisition in a timely manner or at all.

If our management team following our Initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Initial Business Combination, any or all of our management could resign from their positions as officers of the post-business combination company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to our Sponsor or Management Team

Our sponsor and its affiliates may have incentives to take increased investment risk and to complete a transaction on less favorable terms in order to complete a transaction within the specified time period to avoid losing their investment.

You should be aware that the ownership of approximately 20% of our issued and outstanding shares by our sponsor and its affiliates and our sponsor’s ownership of the private placement warrants that will be exercisable for additional shares of our common stock, as well as the other forms of compensation our sponsor and its affiliates are expected to receive from us (including deferred underwriting compensation), together, create significant actual and potential conflicts of interest. In particular, our sponsor and its affiliates will benefit more than you from our completion of an Initial Business Combination. Accordingly, our sponsor and its affiliates have an incentive to take increased investment risk and to complete a transaction on less favorable terms in order to complete a transaction within the specified time period to avoid losing their investment.

Our sponsor and certain members of our board of directors are affiliated with Goldman Sachs, which could create potential conflicts of interest, including without limitation with our search for an Initial Business Combination.

Our sponsor is an affiliate of Goldman Sachs. Goldman Sachs, including its affiliates and personnel, is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization and a major participant in global financial markets. As such, Goldman Sachs provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high net-worth individuals. Goldman Sachs acts as an investment banker, research provider, investment adviser, financier, adviser, market maker, prime broker, derivatives dealer, lender, counterparty, agent, principal and investor. In those and other capacities, Goldman Sachs advises clients in all major markets and purchases, sells, holds and recommends a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products, for its own account and for the accounts of clients, through client accounts and the relationships and products it sponsors, manages and advises. Goldman Sachs has direct and indirect interests in the global fixed income, currency, commodity, equities, bank loan and other markets, and the securities and issuers, in which we and GS Accounts may directly and indirectly invest. In addition, subject to applicable law, including Goldman Sachs’ obligations to other GS Accounts, there is no restriction on what Goldman Sachs may invest in on its own behalf. Goldman Sachs may also sponsor, invest in or otherwise become involved with, directly or indirectly, another blank check company that has strategies that mirror, overlap, or are similar to ours during the period in which we are seeking an Initial Business Combination. Any other blank check company may also have terms that are the same or different than our terms, including terms that are more favorable to its investors and/or potential target businesses. Because of the breadth and scope of Goldman Sachs’ activities, you should be aware that there are significant potential conflicts of interest between us and Goldman Sachs. To the extent that any conflict of interest arises between us and Goldman Sachs, you should expect that any such conflicts of interest will be resolved in favor of Goldman Sachs. As a result, you should be aware of the risk that we may be unable to source a suitable investment opportunity for the company within 24 months from the closing of the Public Offering or during any Extension Period.

Goldman Sachs and certain other GS Accounts will be offered acquisition opportunities on a preferred basis. If Goldman Sachs or any such other GS Account decides to pursue any such opportunity, you should expect that we will be precluded from pursuing such opportunities. In addition, investment ideas generated within Goldman Sachs or by persons who may make decisions for us may be suitable for both us and for Goldman Sachs, other current or future GS Accounts or other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor, and you should expect that any such investment ideas will be directed to Goldman Sachs, such other current or future GS Accounts or such other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor rather than to us. You should also expect that we will not be able to pursue such opportunity unless Goldman Sachs, such other current or future GS Accounts or such other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor, invest in or otherwise become involved with in their sole discretion, declines to pursue the opportunity or makes available to us a co-investment opportunity after it has taken its desired allocation of the investment. Goldman Sachs does not have any duty to offer acquisition opportunities to us, or to otherwise share information or investment ideas with us, and in fact will often be prohibited from doing so, due to its fiduciary and contractual obligations to persons and entities other than us.

In addition, where the pursuit of a potential investment opportunity by the company could have an adverse impact on Goldman Sachs or other GS Accounts (or Goldman Sachs’ portfolio companies), we may decline to make such investment, even if it would otherwise represent an attractive opportunity for us. Goldman Sachs and other GS Accounts may also take commercial steps or investment decisions that are adverse to us.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with Goldman Sachs, our sponsor, officers or directors, nor are we prohibited from doing so with a business that is affiliated with any GS Account. In the event we seek to complete our Initial Business Combination with a business that is affiliated with Goldman Sachs, our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the FINRA or from an independent accounting firm, that such Initial Business Combination is fair to our company from a financial point of view. In such instances, depending on the nature of the transaction, Mr. Knott and Mr. Agus may, in their sole discretion, recuse themselves, in their capacities as members of the board of directors of our company, from any communications or discussions involving a transaction with a company or business in which Goldman Sachs or other GS Accounts have a significant commercial interest, which could include equity, debt or other form of investment or interest.

In order to help finance an Initial Business Combination, Goldman Sachs, other GS Accounts or their respective affiliates may (but are not obligated to) enter into financing arrangements with us. Such financing arrangements may provide such members with certain rights that might be detrimental to our equity holders, including our public stockholders, as well as those of the business we seek to acquire. Any such parties may also co-invest with us in the target business at the time of our Initial Business Combination, which may give rise to certain conflicts of interest.

We are not an investment advisory client of Goldman Sachs Asset Management or any other business unit of Goldman Sachs under the Investment Advisers Act, and we are not an investment company under the Investment Company Act.

We are not an investment advisory client of Goldman Sachs Asset Management or any other business unit of Goldman Sachs under the Investment Advisers Act of 1940 (the “Advisers Act”). We are not a GS Account. This means that we are not entitled to the protections afforded to clients under the Advisers Act, and none of Goldman

Sachs Asset Management, any other business unit of Goldman Sachs or any Goldman Sachs personnel (other than those who are members of our management team in their capacities as such) has any fiduciary duties to us under the Advisers Act. In particular, none of Goldman Sachs Asset Management, any other business unit of Goldman Sachs or any Goldman Sachs personnel has any fiduciary or other duties to present us with any prospective initial business combination opportunities or any information, investment strategies, opportunities or ideas known to them or developed or used in connection with their other investment activities, and, in certain cases, may be prohibited from doing so (except that members of our management team, in their capacities as such, may have fiduciary or other obligations or duties to our company).

In addition, we are not an investment company under the Investment Company Act, and we are not entitled to the protections afforded to investment companies under that law.

Goldman Sachs or other GS Accounts may invest in different levels of our capital structure or the capital structure of a business we seek to acquire.

Goldman Sachs and other GS Accounts are, and in the future will continue to be, engaged in the business of investing and underwriting, arranging, syndicating or providing financial advisory services with respect to, various forms of debt, equity and other financial instruments, and they may seek (but are not obligated) to provide these services to our company or a business we seek to acquire. In connection with these activities, Goldman Sachs and other GS Accounts may invest in or extend credit to different parts of the capital structure of our company or a business we seek to acquire. As a result, Goldman Sachs and other GS Accounts may have interests that differ from or take actions that are directly adverse to us, our public stockholders or a business we seek to acquire, especially where the company or the underlying business is facing financial distress. For example, in the event that we enter insolvency and either or both of Goldman Sachs and any other GS Account hold loans, bank debt or other positions that rank senior in preference to our common stock, Goldman Sachs and such other GS Account may recover amounts owed to them while the interests of public stockholders may be extinguished or substantially diluted. In addition, in connection with lending arrangements involving the company or an acquisition target, Goldman Sachs and other GS Accounts may seek to exercise their respective creditors’ rights under the applicable loan agreement or other document, which may be detrimental to our equity holders, including our public stockholders, as well as those of the business we seek to acquire.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Initial Business Combination. Moreover, our officers and directors have fiduciary duties and other obligations, including expectations with respect to how they spend their time and attention, to other entities (including Goldman Sachs, other GS Accounts and portfolio companies). We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Initial Business Combination, we do not currently expect that any of them will do so. In addition, the merchant banking authority of the U.S. Bank Holding Company Act of 1956, as amended, and the regulations promulgated thereunder (the “BHCA”) will restrict employees of Goldman Sachs from participating in the routine management and operations of us after our Initial Business Combination. While we intend to closely scrutinize any individuals we engage after our Initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may cause our key personnel to have conflicts of interest in determining whether to proceed with a particular business combination. However, we do not expect that any of our key personnel will remain with us after the completion of our Initial Business Combination.

Our key personnel may be able to remain with our company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, as we do not expect that any of our key personnel will remain with us after the completion of our Initial Business Combination. In addition, the merchant banking authority of the BHCA will restrict employees of Goldman Sachs from participating in the routine management and operations of the post-transaction company. The determination as to whether any of our key personnel will remain with us will be made at the time of our Initial Business Combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, Raanan A. Agus, the Chairman of our Board of Directors, and Tom Knott, our Chief Executive Officer, Chief Financial Officer and Secretary and one of our directors, are currently associated with Goldman Sachs (although there is no assurance that either of them will remain associated with Goldman Sachs), which sponsors, manages and advises GS Accounts that make, and may in the future sponsor, invest in or otherwise participate in other blank check companies with which our officers or directors may become involved. Our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses.

As described in “Item 1. Business – Sourcing of Potential Business Combination Targets” and “Item 10. Directors. Executive Officers and Corporate Governance,” each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business – Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Certain of our officers and directors have fiduciary and contractual duties to Goldman Sachs and to certain companies in which Goldman Sachs has invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it.

In addition, Goldman Sachs or its affiliates may sponsor other blank check companies similar to ours, including in connection with their initial business combinations, during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to other blank check companies with which they may become involved.

In addition to the above, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors have, and will have in the future, time and attention requirements to Goldman Sachs or other GS Accounts, which may detract from time spent on our affairs.

Please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of our officers’ and directors’ business affiliations and potential conflicts of interest.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with Goldman Sachs, our Sponsor, our directors or officers or a GS Account, or we may pursue an affiliated joint acquisition opportunity with any such persons. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our Sponsor (including Goldman Sachs and other GS Accounts) have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. Please see “Item 1. Business—Certain Potential Conflicts of Interest Relating to Goldman Sachs” for additional information.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our Initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the Closing Date or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (3) the redemption of all of our public shares if we have not completed our Initial Business Combination within 24 months from the Closing Date, subject to applicable law and as further described herein. In addition, if we have not completed an Initial Business Combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be, listed on the NYSE in the future or prior to our Initial Business Combination. In order to continue listing our securities on the NYSE prior to our Initial Business Combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum number of holders of our securities (generally 300 public stockholders). Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, in order for our Class A common stock to be listed upon the consummation of our Initial Business Combination, at such time, our stock price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly-held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units and our Class A common stock and Warrants are listed on the NYSE, our Units, Class A common stock and Warrants currently qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

We have not registered the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a “cashless basis” and potentially causing such Warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our Initial Business Combination, we will use our commercially reasonable efforts to file with the SEC, and within 60 business days following our Initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.365 shares of Class A common stock per Warrant (subject to adjustment). However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their Warrants while a corresponding exemption does not exist for holders of the public Warrants included as part of Units sold in the Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their Warrants and sell the shares of Class A common stock underlying their Warrants while holders of our public Warrants would not be able to exercise their Warrants and sell the underlying shares of Class A common stock. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem Warrants even if the holders are otherwise unable to exercise their Warrants.

The exercise price for the public Warrants is higher than in some other blank check company offerings, and, accordingly, the Warrants are more likely to expire worthless.

The exercise price of the public Warrants is higher than in some other blank check companies. For example, historically, the exercise price of a Warrant was often a fraction of the purchase price of the Units in the initial public offering. The exercise price for our public Warrants is $11.50 per share, subject to adjustments. As a result, the Warrants are less likely to ever be in the money and more likely to expire worthless.

We may amend the terms of the Warrants in a manner that may be adverse to holders of public Warrants with the approval by the holders of at least 50% of the then outstanding public Warrants. As a result, the exercise price of your Warrants could be increased, the Warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a Warrant could be decreased, all without your approval.

Our Warrants were issued in registered form under a Warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the Warrants and the warrant agreement set forth in this Annual Report, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants and (b) all other modifications or amendments require the vote or written consent of at least 50% of the then outstanding public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, at least 50% of the then outstanding Private Placement Warrants. Accordingly, we may amend the terms of the public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public Warrants approve of such amendment. Although our ability to amend the terms of the public Warrants with the consent of at least 50% of the then outstanding public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant if, among other things, the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants could force you to: (1) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of your Warrants.

In addition, we have the ability to redeem outstanding Warrants commencing ninety days after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders. In such a case, the holders will be able to exercise their Warrants for cash or on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined based on the redemption date and the “fair market value” of our Class A common stock as calculated in accordance with the warrant agreement. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your Warrants remained outstanding.

None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Because each Unit contains one-quarter of one redeemable Warrant and only a whole Warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each Unit contains one-quarter of one redeemable Warrant. Pursuant to the Warrant agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Units will trade. This is different from other offerings similar to ours whose Units include one share of Class A common stock and one whole Warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for a quarter of the number of shares compared to Units that each contain a whole Warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a Warrant to purchase one whole share.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include two–year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results, and we will not commence operations until completing an Initial Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the valuations of business combination targets and the cost of our Initial Business Combination, and could even result in our inability to find a target or to consummate an Initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an Initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Past performance by Goldman Sachs and members of our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Goldman Sachs and members of our management team, including GSAH I, is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of Goldman Sachs or members of our management team, including GSAH I, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our Initial Business Combination; or (2) of any results with respect to any Initial Business Combination we may consummate. You should not rely on the historical record and performance of Goldman Sachs or members of our management team, including GSAH I, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Goldman Sachs.

Potential conflicts of interest with other businesses of Goldman Sachs, other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor or GS Accounts could negatively impact the performance of an investment in us.

There are significant potential conflicts of interest that could negatively impact the performance of an investment in us. A number of these potential conflicts of interest, including those that may be associated with the financial or other interests of Goldman Sachs, other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor or GS Accounts, are discussed in more detail elsewhere in this Annual Report. They are not, and are not intended to be, a complete enumeration or explanation of all of the potential conflicts of interest that may arise.

Our Sponsor is an affiliate of Goldman Sachs. In addition, Raanan A. Agus, the Chairman of our Board of Directors, and Tom Knott, our Chief Executive Officer, Chief Financial Officer and Secretary and one of our directors, are currently associated with Goldman Sachs and will not be independent of Goldman Sachs (although there is no assurance that either of them will remain associated with Goldman Sachs). Goldman Sachs, including its affiliates and personnel, is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization and a major participant in global financial markets. As such, Goldman Sachs provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high net-worth individuals. Goldman Sachs acts as an investment banker, research provider, investment adviser, financier, adviser, market maker, prime broker, derivatives dealer, lender, counterparty, agent, principal and investor. In those and other capacities, Goldman Sachs advises clients in all major markets and purchases, sells, holds and recommends a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products, for its own account and for the accounts of clients, through client accounts and the relationships and products it sponsors, manages and advises. Goldman Sachs has direct and indirect interests in the global fixed income, currency, commodity, equities, bank loan and other markets, and the securities and issuers, in which we and GS Accounts may directly and indirectly invest. Conflicts may arise from Goldman Sachs’ sponsorship of our company, its or its affiliates’ sponsorship of other special purpose acquisition companies, its provision of services to us (including as a financial advisor), to other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor and to third-party clients, as well as from actions undertaken by Goldman Sachs for its own account. In performing services for other clients or other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor and also when acting for its own account, Goldman Sachs may take commercial steps which may have an adverse effect on us. Any of Goldman Sachs’ financial market activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Goldman Sachs or its clients or counterparties may at times be adverse to ours. Please see “Item 1. Business—Certain Potential Conflicts of Interest Relating to Goldman Sachs” for additional information regarding certain potential conflicts of interest relating to Goldman Sachs.

Certain agreements related to the Public Offering may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our initial stockholders, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our Founder Shares, that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our Initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our Initial Business Combination. Any such amendments would not require approval from our stockholders, may result in the completion of our Initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination) or (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or otherwise arising under federal securities laws, for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This forum selection clause may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition and result in a diversion of time and resources of our management team and board of directors.

Since only holders of our founder shares have the right to vote on the election of directors, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	require a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	require a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	require a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not presently utilize these exemptions and comply with the corporate governance requirements of the NYSE. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Item 1.B.	Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 200 West Street, New York, New York 10282. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Units began trading on the NYSE under the symbol “GSAH.U” on June 30, 2020. On August 20, 2020, our Class A common stock and Warrants began trading on the NYSE under the symbols “GSAH” and “GSAH.WS,” respectively. Each Unit includes one-quarter of one redeemable Warrant, and each whole Warrant is exercisable by the holder to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment. Only whole Warrants will be issued on separation of Units, and only whole Warrants may be traded and be exercised for Class A common stock. The Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months after the Closing Date. Our Warrants expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

(b) Holders

As of March 31, 2021, there was one holder of record of our Units, one holder of record of our separately traded Class A common stock, and two holders of record of our Warrants.

(c) Dividends

We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The graph below compares the cumulative total return for our shares of Class A common stock from August 20, 2020 (the first day on which our Class A common stock began trading) through December 31, 2020 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), Nasdaq and the Dow Jones Industrial Average Index (“DJIA”). The graph assumes $100 invested on August 20, 2020 in each of our Class A common stock and the three indices presented. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Use of Proceeds

On July 2, 2020, we consummated the Public Offering of 75,000,000 Units, including the issuance of 5,000,000 Units as a result of the underwriters’ partial exercise of their option to purchase additional Units. Each Unit consists of one share of Class A common stock of our company, par value $0.0001 per share, and one-quarter of one redeemable warrant of our company. Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment, and only whole warrants are exercisable.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our company of $750,000,000. Goldman Sachs & Co. LLC, our affiliate, and Citigroup Global Markets Inc. acted as joint book-running managers for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239096). The SEC declared the registration statements effective on June 29, 2020.

Substantially concurrently with the closing of the Public Offering, we completed the sale of 8,500,000 Private Placement Warrants at a purchase price of $2.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $17,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $750,000,000, composed of proceeds from the Public Offering and the sale of the Private Placement Warrants, including $26,250,000 of the underwriters’ deferred discount, was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee.

We paid a total of $15,000,000 in underwriting discounts and commissions and $918,691 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $26,250,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in the Public Offering, see “Item 1. Business.”

Item 6. Selected Financial Data

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an Initial Business Combination. We have reviewed, and continue to review, a number of opportunities to enter into an Initial Business Combination with operating businesses, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business.

We intend to effectuate an Initial Business Combination using cash from the proceeds of our Public Offering and sale of the Private Placement Warrants, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At December 31, 2020, we had cash and cash equivalents of $750,446,404, current liabilities of $1,340,427 and deferred underwriting compensation of $26,250,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the years ended December 31, 2020, 2019 and for the period ended December 31, 2018, we had net loss of $1,041,135, $341 and $295, respectively. Our business activities from inception to December 31, 2020 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to our Sponsor and the proceeds of a promissory note (the “Pre-IPO Note”) from an affiliate of our Sponsor, in the amount of $300,000. The Pre-IPO Note was repaid upon the closing of the Public Offering. On November 12, 2020, our Sponsor agreed to loan us up to an aggregate of $2,000,000 pursuant to the Working Capital Note. Any amounts borrowed under the Working Capital Note are non-interest bearing, unsecured and are due at the earlier of the date we are required to complete our Initial Business Combination pursuant to our amended and restated certificate of incorporation, as amended from time to time, and the closing of our Initial Business Combination. As of December 31, 2020, the Company has not drawn funds under the Working Capital Note. On March 12, 2021, the Company borrowed $1,500,000 under the Working Capital Note.

On July 2, 2020, we closed the Public Offering of 75,000,000 Units, including 5,000,000 Units issued pursuant to the partial exercise by the underwriters of their option to purchase additional Units, at a price of $10.00 per Unit, generating proceeds to us of $750,000,000 before underwriting discounts and expenses. Simultaneously with the closing of the Public Offering, we closed the private placement of an aggregate of 8,500,000 Private Placement Warrants to our Sponsor, at a price of $2.00 per Private Placement Warrant, generating proceeds of $17,000,000. Each Private Placement Warrant is exercisable to purchase one share of our Class A common stock, par value

$0.0001 per share, at an exercise price of $11.50 per share, subject to adjustment in certain circumstances, including upon the occurrence of certain reorganization events. In the Company’s assessment, any adjustment resulting from any such reorganization events would be the same irrespective of who holds the Private Placement Warrants. Specifically, the valuation of both the Sponsor’s warrants and any publicly held Private Placement Warrants would be calculated based on an American Capped Call and result in an equal adjustment to the exercise price for the warrant holders. As a result, the warrants are reported as a component of Stockholders’ Equity as compared to a liability. On the Closing Date, we placed $750,000,000 of proceeds (including $26,250,000 of deferred underwriting discount) from the Public Offering and the sale of the Private Placement Warrants into the Trust Account and held $2,000,000 (net of offering expenses, other than underwriting discounts, paid upon the consummation of the Public Offering) of such proceeds outside the Trust Account. Of the funds held outside the Trust Account, $300,000 was used to repay the Pre-IPO Note, with the balance used or reserved for: offering and formation costs; legal, accounting, due diligence, travel and other expenses in connection with any business combinations; legal and accounting fees related to regulatory reporting requirements; NYSE continued listing fees; office space, administrative and support services; a reserve for liquidation expenses; and working capital to cover miscellaneous expenses (including franchise taxes net of anticipated interest income).

At December 31, 2020 we had cash and cash equivalents held outside the Trust Account of $383,246 and working capital deficit of $(358,011). At December 31, 2020, funds held in money market funds registered under the Investment Company Act and compliant with Rule 2a-7. As of December 31, 2020, we held $750,063,158 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the Sponsor.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor, an affiliate of our Sponsor or our officers and directors may, but are not obligated to (other than pursuant to the Working Capital Note), loan us additional funds as may be required. If we complete our Initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Other than for the Working Capital Note, the terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Initial Business Combination, due to the Working Capital Note. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Initial Business Combination, in which case we may issue additional securities (which may include a specified future issuance) or incur debt in connection with such Initial Business Combination (including from Goldman Sachs, other GS Accounts or their respective affiliates).

In addition, income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At December 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On June 29, 2020, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and our company’s liquidation, we will cease paying these monthly fees. For the year ended December 31, 2020, we incurred expenses of $60,000 for such services.

The underwriters of the Public Offering are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($15,000,000) was paid at the closing of the Public Offering and 3.5% ($26,250,000) was deferred. The deferred underwriting discount will be paid to the underwriters upon the completion of the Initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

At December 31, 2020, we had outstanding warrants to purchase of up to 27,250,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At December 31, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the year.

Redeemable Shares of Class A Common Stock

All of the 75,000,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we have not specified a maximum redemption threshold, our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

Accordingly, at December 31, 2020, 71,866,074 of the 75,000,000 shares of our Class A common stock were classified outside of permanent equity at their redemption value.

Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” We incurred offering costs in connection with our Public Offering of $988,245. These costs, together with the upfront underwriter discount and deferred discount of $41,250,000, were charged to the shares of our Class A common stock and warrants upon the closing of our Public Offering.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7.A.	Quantitative and Qualitative Disclosure About Market Risk.

As of December 31, 2020, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GS Acquisition Holdings Corp II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GS Acquisition Holdings Corp II (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, of changes in stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2020 and for the period from May 31, 2018 (date of inception) to December 31, 2018, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 and for the period from May 31, 2018 (date of inception) to December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 31, 2021

We have served as the Company’s auditor since 2020.

GS Acquisition Holdings Corp II

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$383,246	$5,000
Prepaid expenses	599,170	—

Total current assets	982,416	5,000

Deferred tax asset	265,954	—
Cash and cash equivalent held in Trust Account	750,063,158	—
Accrued dividends receivable held in Trust Account	3,883	—

Total assets	$751,315,411	$5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$965,370	$636
Accrued offering costs	375,000	—
Income tax payable	57	—

Total current liabilities	1,340,427	636
Deferred underwriting discount	26,250,000	—

Total liabilities	27,590,427	636

Commitments and contingencies
Class A common stock subject to possible redemption; 71,866,074 and -0-shares at redemption value at December 31, 2020 and December 31, 2019, respectively	718,724,982	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 3,133,926 and -0- shares issued and outstanding (excluding 71,866,074 and -0- shares subject to possible redemption) at December 31, 2020 and December 31, 2019, respectively	313	—
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 18,750,000 and 20,125,000 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,874	2,012
Additional paid-in capital	6,039,586	2,988
Accumulated deficit	(1,041,771)	(636)

Total stockholders’ equity	5,000,002	4,364

Total liabilities and stockholders’ equity	$751,315,411	$5,000

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the period from May 31, 2018 (date of inception) to December 31, 2018
	2020	2019

Dividend income	$67,041	$—	$—
General and administrative expenses	(1,374,073)	(341)	(295)

Income (loss) before income taxes	(1,307,032)	(341)	(295)
Income tax benefit/(expense)	265,897	—	—

Net loss	$(1,041,135)	$(341)	$(295)

Weighted average number of shares outstanding of Class A common stock	37,397,260	—	—

Basic and diluted net income per share, Class A	$(0.02)	$—	$—

Weighted average number of shares outstanding of Class B common stock	19,597,603	20,125,000	20,125,000

Basic and diluted net income per share, Class B	$(0.02)	$(0.00)	$(0.00)

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock
For the period from May 31, 2018 (date of inception) to December 31, 2018	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholder’s Equity
Sale of common shares to GS Sponsor II LLC at $0.0002 per share	—	$—	20,125,000	$2,012	$2,988	$—	$5,000
Net loss	—	—	—	—	—	(295)	(295)

Balance, December 31, 2018		$—	20,125,000	$2,012	$2,988	$(295)	$4,705
Net loss	—	—	—	—	—	(341)	(341)

Balance, December 31, 2019	—	$—	20,125,000	$2,012	$2,988	$(636)	$4,364
Class A common stock issued	3,022,443	302	—	—	30,224,128	—	30,224,430
Private Placement Warrants issued	—	—	—	—	17,000,000	—	17,000,000
Warrants attached to Class A common stock net of offering costs	—	—	—	—	16,992,164	—	16,992,164
Forfeiture of Founder Shares pursuant to partial exercise of underwriters’ over-allotment option	—	—	(1,375,000)	(138)	138	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(59,294,649)	—	(59,294,649)
Change in Class A common stock subject to redemption	111,483	11	—	—	1,114,817	—	1,114,828
Net loss	—	—	—	—	—	(1,041,135)	(1,041,135)

Balance, December 31, 2020	3,133,926	$313	18,750,000	$1,874	$6,039,586	$(1,041,771)	$5,000,002

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the period from May 31, 2018 (date of inception) to December 31, 2018
	2020	2019

Cash flows from operating activities:
Net income	$(1,041,135)	$(341)	$(295)
Change in operating assets and liabilities:
Increase in dividend receivable	(3,883)	—	—
Increase in prepaid expenses	(599,170)	—	—
Increase in deferred tax assets	(265,954)	—	—
Increase in accounts payable	964,734	341	295
Increase in income tax payable	57	—	—

Net cash used for operating activities	(945,351)	—	—

Cash flows from financing activities:
Proceeds from sale of Class B common stock to GS Sponsor II LLC	—	—	5,000
Proceeds from sale of Class A common stock to public	750,000,000	—	—
Proceeds from sale of Private Placement Warrants	17,000,000	—	—
Payment of underwriting discounts	(15,000,000)	—	—
Payment of offering costs	(613,245)	—	—
Proceeds from promissory note	300,000	—	—
Repayment of promissory note	(300,000)	—	—

Net cash provided by financing activities	751,386,755	—	5,000

Increase in cash and restricted cash	750,441,404	—	5,000
Cash and restricted cash and cash equivalents at beginning of year	5,000	5,000	—

Cash and restricted cash and cash equivalents at end of year	$750,446,404	$5,000	$5,000

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$375,000	$—	$—
Deferred underwriting discount	$26,250,000	$—	$—

See accompanying notes to financial statements

GS ACQUISITION HOLDINGS CORP II

NOTES TO FINANCIAL STATEMENTS

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

All activity for the period from May 31, 2018 (“Inception”) through December 31, 2020 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 3). The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is GS Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on June 29, 2020. On June 30, 2020, the underwriters partially exercised their option to purchase additional Units (as defined below in Note 3). The Company’s Public Offering of 75,000,000 Units, including 5,000,000 Units pursuant to the underwriters’ partial exercise of such option, closed on July 2, 2020 (as described in Note 3). Upon the closing of the Public Offering and the Private Placement, $750,000,000 was placed in a U.S. based trust account (the “Trust Account”). The Company intends to finance its Initial Business Combination with the net proceeds from the Public Offering and the sale of the Private Placement Warrants (as defined below in Note 3).

The Trust Account

The proceeds held in the Trust Account are invested in a money market fund registered under the Investment Company Act of 1940 as amended (the “Investment Company Act”) and meeting certain conditions under Rule 2a-7.

Except with respect to dividends earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering and the Private Placement will not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with the Initial Business Combination or to redeem 100% of its public shares if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (iii) the redemption of all of the Company’s public shares if the Company has not completed the Initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The balance in the Trust Account as of December 31, 2020 was $750,067,041, including $3,883 of accrued dividends.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will provide its public stockholders with the opportunity to redeem all or a portion of their shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets, after payment of deferred underwriting commissions, to be less than $5,000,001 following such redemptions. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

The Sponsor, Employee Participation LLC (as defined below in Note 4) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below in Note 4) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering, or during any extended time that the Company has to consummate an Initial Business Combination beyond 24 months as a result of a stockholder vote to amend its amended and restated certificate of incorporation. However, if the Sponsor, Employee Participation LLC or any of the Company’s directors or officers hold any shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from EPS as the redemption value approximates fair value.

At December 31, 2020, the Company had outstanding warrants to purchase of up to 27,250,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of ninety (90) days or less. As of December 31, 2020, the Company held deposits of $383,246 at custodian account and $750,063,158 in Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund managed by an affiliate of the Sponsor. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820. The cash held in the money market account is considered restricted. Dividend income from money market funds is recognized on an accrual basis.

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

Accordingly, at December 31, 2020, 71,866,074 of the 75,000,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” The Company incurred offering costs in connection with its Public Offering of $988,245. These costs, together with the upfront underwriter discount and deferred underwriter discount, of $41,250,000 were charged to the shares of Class A common stock and warrants upon the closing of the Public Offering.

Income Taxes

The Company is taxed as a corporation for U.S. federal income tax purposes. As a corporation, for tax purposes, the Company is subject to U.S. federal and various state and local income taxes on its earnings.

Prior to July 2020, the Company was included with The Goldman Sachs Group Inc. and subsidiaries (the “Group Inc.”) in the consolidated corporate federal income tax return as well as consolidated/ combined state and local tax returns. The Company computed its tax liability on a modified separate company basis and will settle such liability with the Group Inc. pursuant to a tax sharing arrangement.

To the extent the Company generates tax benefits from losses during such time that it is consolidated with the Group Inc., the amounts will be reimbursed by the Group Inc. pursuant to the tax sharing arrangement. The Company’s state and local tax liabilities are allocated to reflect its share of the consolidated/combined state and local income tax liability.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of December 31, 2020, 2019 and 2018. The Company is subject to income tax examinations by major taxing authorities since Inception.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, (or $15,000,000), to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Underwriting Discount”) of 3.5% of the gross proceeds of the Public Offering (or $26,250,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Underwriting Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Deferred Underwriting Discount has been recorded as a deferred liability on the balance sheet at December 31, 2020 as management has deemed the consummation of an Initial Business Combination to be probable.

Note 4—Related Party Transactions

Founder Shares

In July 2018, the Sponsor purchased 575 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $5,000. On April 17, 2020, the Company conducted a 1:5000 stock split, resulting in the Sponsor holding 2,875,000 Founder Shares. Subsequently, on June 11, 2020, the Company conducted a 1:7 stock split, resulting in the Sponsor holding 20,125,000 Founder Shares, as well as increased the authorized shares of Class B common stock to 50,000,000. The financial statements reflect the changes of these splits retroactively for all periods presented. On June 29, 2020, the Sponsor transferred 1,325,000 of its Founder Shares to GS Acquisition Holdings II Employee Participation LLC (“Employee Participation LLC”), an affiliate of the Sponsor. The 20,125,000 Founder Shares included an aggregate of up to 2,625,000 shares that were subject to forfeiture if the underwriters’ option to purchase additional shares was not exercised in full by the underwriters to maintain the number of Founder Shares equal to 20% of the outstanding shares upon completion of the Public Offering. Following the partial exercise of the option to purchase additional shares, 1,375,000 Founder Shares were forfeited on August 13, 2020, at no cost in order to maintain the number of Founder Shares equal to 20% of the outstanding shares of common stock, upon the completion of the Public Offering. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, except that: prior to the Initial Business Combination only holders of the Founder Shares have the right to vote on the election of the Company’s directors and holders of a majority of the outstanding shares of Class B common stock may remove members of the Company’s board of directors for any reason; the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights; and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto.

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

The Sponsor has purchased an aggregate of 8,500,000 private placement warrants at a price of $2.00 per whole warrant ($17,000,000 in the aggregate) in a private placement (the “Private Placement”) that closed concurrently with the closing of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment in certain circumstances, including upon the occurrence of certain reorganization events. In the Company’s assessment, any adjustment resulting from any such reorganization events would be the same irrespective of who holds the Private Placement Warrants. Specifically, the valuation of both the Sponsor’s warrants and any publicly held Private Placement Warrants would be calculated based on an American Capped Call and result in an equal adjustment to the exercise price for the warrant holders. As a result, the warrants are reported as a component of Stockholders’ Equity as compared to a liability. Proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Public Offering deposited in the Trust Account such that at the closing of the Public Offering, $750,000,000 was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Related Party Sponsor Note

On April 17, 2020, an affiliate of the Sponsor agreed to loan the Company an aggregate amount of up to $300,000 to be used to pay a portion of the expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and payable on the earlier of December 31, 2020 and the closing of the Public Offering. On May 28, 2020 the Company borrowed $300,000 under the Note. On July 2, 2020, the full $300,000 balance of the Note was repaid.

On November 12, 2020, the Sponsor agreed to loan the Company up to an aggregate of $2,000,000 pursuant to the working capital note (the “Working Capital Note”). Any amounts borrowed under the Working Capital Note are non-interest bearing, unsecured and are due at the earlier of the date the Company is required to complete its Initial Business Combination pursuant to its amended and restated certificate of incorporation, as amended from time to time, and the closing of the Initial Business Combination. As of December 31, 2020, the Company has not drawn funds under the Working Capital Note.

Administrative Support Agreement

The Company has entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2020, the Company incurred expenses of $60,000 under this agreement.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Class B common stock have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At December 31, 2020, there were 75,000,000 shares of Class A common stock issued and outstanding, of which 71,866,074 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet, and 18,750,000 shares of Class B common stock issued and outstanding. In connection with issuance of shares of Class A common stock, the Company issued 18,750,000 warrants. The Company has determined that the warrants are accounted for separately from shares of Class A common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 6— Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no other items which require adjustment or disclosure other than those disclosed below.

On March 12, 2021, the Company borrowed $1,500,000 under the Working Capital Note.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Raanan A. Agus	53	Chairman of the Board of Directors
Tom Knott	34	Chief Executive Officer, Chief Financial Officer and Secretary and Director
Senator William Frist	68	Director
Steven S. Reinemund	72	Director
David Robinson	55	Director
Martha Sullivan	63	Director

Raanan A. Agus has been the Chairman of our Board of Directors since June 2020 (previously serving as our Co-Chief Executive Officer and a director in April and May 2020). Mr. Agus serves as global co-head and co-chief investment officer of the Alternative Investments & Manager Selection (AIMS) Group in the Consumer and Investment Management Division (CIMD) of Goldman Sachs. He also oversees the Permanent Capital Strategies team, as well as GSAM’s Energy and Infrastructure business. He is a senior Sponsor of the CIMD Women’s Network. Previously, Mr. Agus served as head of Direct Alternatives for GSAM and global co-head of Goldman Sachs Investment Partners within GSAM, a position he held from the group’s inception in 2007 until December 2019. Prior to that, he was co-head of the Goldman Sachs Principal Strategies Group beginning in 2003; he later became sole head of the group until 2007. Mr. Agus joined Goldman Sachs in 1993 as an associate in Equities Arbitrage. He was named managing director in 1999 and partner in 2000. Mr. Agus served as a director of GSAH I from April 2018 until the consummation of its business combination with Vertiv in February 2020. Mr. Agus earned an A.B. in economics, summa cum laude, phi beta kappa, from Princeton University in 1989 and a JD/MBA, Stone scholar, beta gamma sigma, specializing in Finance from Columbia University in 1993.

Tom Knott has been our Chief Executive Officer, Chief Financial Officer, Secretary and one of our directors since June 2020 (previously serving as our Co-Chief Executive Officer and Chairman of our Board of Directors in April and May 2020). Mr. Knott has served as the head of the Permanent Capital Strategies (PCS) Group in the Consumer and Investment Management Division (CIMD) of Goldman Sachs since March 2018. Mr. Knott led all aspects of Goldman Sachs’ co-sponsorship of GSAH I from its initial public offering in June 2018 to its merger with Vertiv in February 2020. Prior to his role in the Permanent Capital Strategies Group, Mr. Knott worked within the Credit Alternatives Group in the Consumer and Investment Management Division of Goldman Sachs beginning in 2014. Mr. Knott earned a B.A. in history from Wake Forest University in 2009 and a MA in Management from Wake Forest University in 2010.

Senator William Frist has served as a director since our Public Offering. Since 2007, Dr. Frist has served as a partner in Cressey & Company, a private equity firm focused exclusively on investing in and building leading healthcare businesses. He is chairman of the Cressey Distinguished Executive Council. Dr. Frist is also a co-founder and partner at Frist Cressey Ventures, a venture capital firm specializing in healthcare investments. As a U.S. Senator, Dr. Frist represented Tennessee for 12 years where he served on both the Finance and HELP committees responsible for writing all health legislation. He served as U.S. Senate Majority Leader from 2003 to 2007. Prior to the Senate, Dr. Frist was a heart and lung transplant surgeon. He spent 20 years in clinical medicine, completing surgical training at Harvard’s Massachusetts General Hospital and Stanford University, and he subsequently founded the Vanderbilt Multi-Organ Transplant Center. Dr. Frist serves as an adjunct professor of Cardiac Surgery at Vanderbilt University School of Medicine. Dr. Frist currently serves as a director of the publicly held companies Teladoc Health, Inc. (NYSE: TDOC), Select Medical Holdings Corporation (NYSE: SEM) and SmileDirectClub, Inc. (Nasdaq: SCX). His current board services include the Robert Wood

Johnson Foundation, NashvilleHealth, SCORE and The Nature Conservancy (Global Board). His previous board service includes Princeton University, the Smithsonian Institution, AECOM, URS Corporation and Third National Bank. Dr. Frist earned his B.A. from Princeton University and M.D. from Harvard Medical School.

Steven S. Reinemund has served as a director since our Public Offering . Mr. Reinemund served as Dean at Wake Forest University School of Business from July 2008 to June 2014, an organization he joined after a 23-year career with PepsiCo, Inc. (Nasdaq: PEP) (“PepsiCo”). At PepsiCo, Mr. Reinemund served as Executive Chairman from October 2006 to May 2007, and as Chairman and Chief Executive Officer from May 2001 to October 2006. Prior to being Chief Executive Officer, he was PepsiCo, Inc.’s president and chief operating officer from September 1999 to May 2001. Mr. Reinemund began his career with PepsiCo, Inc. in 1984 at Pizza Hut, Inc. and held other positions until he became president and Chief Executive Officer of Frito-Lay’s North American snack division in 1992. He became chairman and Chief Executive Officer of Frito-Lay’s worldwide operations in 1996. Mr. Reinemund was a director of Johnson & Johnson (NYSE: JNJ) from 2003 to 2008, of American Express Company (NYSE: AXP) from 2007 to 2015, of Exxon Mobil Corporation (NYSE: XOM) from 2007 to May 2020 and Marriott International, Inc. (Nasdaq: MAR) from 2007 to May 2020. Mr. Reinemund currently serves as a director of Vertiv (and served as a director of GSAH I prior to its business combination with Vertiv), Walmart Inc. (NYSE: WMT) and Chick-fil-A, Inc. He also serves on the Board of Directors of the United States Naval Academy Foundation. Mr. Reinemund is a graduate of the United States Naval Academy in 1970 and served five years as an officer in the United States Marine Corps, achieving the rank of Captain. He also earned an MBA from the University of Virginia, and has been awarded honorary doctorate degrees by Johnson and Wales University and Bryant University.

David Robinson has served as a director since our Public Offering. Mr. Robinson has served as co-founder of the Admiral Capital Group, a real estate and private equity firm, since 2009. Mr. Robinson has also served as the founder of the Carver Academy, a public charter school located in San Antonio, Texas, since 2001. Mr. Robinson spent 14 years in the NBA with the San Antonio Spurs and was introduced into the Naismith Memorial Basketball Hall of Fame in September 2009 among other honors, won the NBA’s Most Valuable Player, two NBA championships and two Olympic Gold Medals. Mr. Robinson’s philanthropic efforts led to the NBA naming its community service award the “David Robinson Plaque” which recognizes current NBA players for their community engagement, philanthropic activity and charity work. He is a graduate of the U.S. Naval Academy with a degree in mathematics.

Martha Sullivan has served as a director since our Public Offering. Ms. Sullivan has served as a director of Sensata Technologies Holding plc (NYSE: ST) (“Sensata”), a supplier of sensors and controls, since January 1, 2013, where she was Chief Executive Officer from January 1, 2013 until her retirement effective March 1, 2020. She previously served as President of Sensata from September 2010 until January 2019, and was also its Chief Operating Officer from September 2010 until July 2012. Prior to that, Ms. Sullivan held a variety of other positions with Sensata, its primary U.S. operating subsidiary and Texas Instruments (Sensata’s preceding business unit) since she joined Texas Instruments in 1984. Ms. Sullivan has served as a director of Avery Dennison Corporation (NYSE: AVY), an adhesive manufacturing company, since 2013. Past and present external positions also include the Key Executive Council at Rensselaer Polytechnic Institute, President’s Alumni Council at Michigan Technological University, and Ford International Supplier Advisory Council. She has been inducted into the Academy of Mechanical Engineering at Michigan Technological University and holds an Honorary Doctorate in Philosophy from that institution. She earned a B.S. in Mechanical Engineering from Michigan Technological University in 1980.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have four

“independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Dr. Frist, Mr. Reinemund, Mr. Robinson and Ms. Sullivan is an independent director under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of six members. Holders of our Founder Shares have the right to elect all of our directors and remove members of our board of directors for any reason prior to consummation of our Initial Business Combination and holders of our public shares do not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. Approval of our Initial Business Combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors and the two director nominees of our sponsor, initially Raanan A. Agus and Tom Knott. Subject to any other special rights applicable to the stockholders, prior to our initial Business Combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors that includes any directors representing our Sponsor then on our board of directors, or by holders of a majority of the outstanding shares of our Class B common stock.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors (including interim officers as it deems appropriate).

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Mr. Reinemund, Mr. Robinson and Ms. Sullivan. Ms. Sullivan serves as the chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Reinemund qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are Dr. Frist, Mr. Robinson and Ms. Sullivan. Mr. Robinson serves as the chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Dr. Frist, Mr. Robinson and Ms. Sullivan. Ms. Sullivan serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our Initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

Other than for Mr. Agus and Mr. Knott serving on the board of directors for companies affiliated with Goldman Sachs that do not have compensation committees, none of our officers currently serves, and in the past year has not served, as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our Class A common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. A copy of our form of our Code of Ethics is filed as an exhibit to this Annual Report.

Copies of our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are also available on our website. In addition, a copy of our Code of Ethics is provided without charge upon request to us in writing at 200 West Street, New York, New York 10282 or by telephone at (212) 902-1000.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described elsewhere in this Annual Report, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business – Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Specifically, Raanan A. Agus, the Chairman of our Board of Directors, and Tom Knott, our Chief Executive Officer, Chief Financial Officer and Secretary and one of our directors, are currently associated with Goldman Sachs and will not be independent of Goldman Sachs (although there is no assurance that either of them will remain associated with Goldman Sachs). As a result, each of Mr. Agus and Mr. Knott has, and in the future may have, additional fiduciary, contractual or other obligations or duties, in addition to his obligations and duties as members of our management team, including as a result of his association with Goldman Sachs, which could result in potential conflicts of interest. Additionally, all Goldman Sachs personnel are subject to firm-wide policies and procedures regarding confidential and proprietary information, information barriers, private investments, outside business activities and personal trading. Please see “Item 1. Business—Certain Potential Conflicts of Interest Relating to Goldman Sachs” for additional information regarding certain potential conflicts of interest relating to Goldman Sachs.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or Goldman Sachs, or policies applicable to Goldman Sachs, will materially affect our ability to complete our Initial Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor, officers and directors may become involved with subsequent special purpose acquisition companies similar to our company. Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities (including the activities or Goldman Sachs, other GS Accounts and other special purpose acquisition companies that Goldman Sachs or its affiliates may sponsor).

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Please see table below for a description of our management’s other affiliations.

•

Our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our Initial Business Combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our Initial Business Combination within 24 months after the closing of the Public Offering or during any Extension Period. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our Initial Business Combination within the prescribed time frame. If we do not complete our Initial Business Combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our Initial Business Combination; and (2) subsequent to our Initial Business Combination, (x) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property and (y) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our Initial Business Combination. Since our Sponsor, officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

•

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•

Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

•

Our sponsor, officers or directors will have a conflict of interest with respect to evaluating a business combination and financing arrangements to the extent we obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be converted into warrants at a price of $2.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations and duties relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity does not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there is no expectancy that any of our directors or officers offered any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Raanan A. Agus	The Goldman Sachs Group, Inc.(1)	Global investment banking, securities and investment management firm	Managing Director

Tom Knott	The Goldman Sachs Group, Inc.(1)	Global investment banking, securities and investment management firm	Managing Director

Senator William Frist	Cressey & Company Frist Cressey Ventures Teladoc Health, Inc. Select Medical Holdings Corporation SmileDirectClub, Inc. Aegis MDSave Accolade Devoted Health MyNexus Spero Health

Venture capital firm

Telemedicine and virtual healthcare

Post-acute care

Teledentistry

Forensic chemical and drug-testing laboratory

Health consumerism

Patient navigation

Healthcare

Private home health

Behavioral health

Partner and Chairman of Cressey Distinguished Executive Council Co-Founder and Partner Director Director Director Director Director Director Director Director Director

Steven S. Reinemund	Vertiv	Global manufacturer of digital infrastructure technology company	Director
	Walmart Inc.	Retail	Director
	Chick-fil-A, Inc	Fast Food	Director

David Robinson	Admiral Capital Group	Real estate and private equity firm	Co-Founder

Martha Sullivan	Sensata	Supplier of sensors and controls	Director
	Avery Dennison Corporation	Adhesive manufacturing	Director

(1)	Includes The Goldman Sachs Group, Inc. and its affiliates.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business —Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or Goldman Sachs, or policies applicable to Goldman Sachs, will materially affect our ability to complete our Initial Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with Goldman Sachs, our Sponsor, officers or directors, nor are we prohibited from doing so with a business that is affiliated with any GS Account. In the event we seek to complete our Initial Business Combination with a business that is affiliated with Goldman Sachs, our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such Initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, our Sponsor or any of its affiliates (including Goldman Sachs and other GS Accounts) may make additional investments in the company in connection with the Initial Business Combination through a specified future issuance or otherwise, although our Sponsor and its affiliates have no obligation or current intention to do so other than pursuant to the Working Capital Note. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an Initial Business Combination.

In the event that we submit our Initial Business Combination to our public stockholders for a vote, our initial stockholders, officers and directors have agreed to vote any Founder Shares and any public shares held by them in favor of our Initial Business Combination, and our officers and directors have also agreed to vote public shares purchased by them (if any) in favor of our Initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they now hold or hereafter acquire (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification (except to the extent they are entitled to funds from the trust account due to their ownership of public shares).

Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on June 30, 2020, through the earlier of the completion of Initial Business Combination and our liquidation, we pay monthly recurring expenses of $10,000 to an affiliate of our Sponsor for office space, administrative and support services. Our Sponsor, executive officer, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations. Our independent directors will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers, directors or our or any of their respective affiliates.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our Initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of an Initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after an Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management team to remain with us after the consummation of an Initial Business Combination will be a determining factor in our decision to proceed with any potential Initial Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 31, 2021 with respect to our common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 31, 2021.

	Approximate Percentage of Class B Common Stock			Approximate Percentage of Common Stock(2)

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned		Approximate Percentage of Class A Common Stock	Approximate Percentage of Class B Common Stock	Approximate Percentage of Common Stock(2)
GS Sponsor II LLC(3)	17,425,000	(4)	—	92.9%	18.6%
GSAM Holdings LLC(3)	18,750,000	(4)		100.0%	20.0%
Raanan A. Agus	—		—	—	—
Tom Knott	—		—	—	—
Senator William Frist	—		—	—	—
Steven S. Reinemund	—		—	—	—
David Robinson	—		—	—	—
Martha Sullivan	—		—	—	—
Alyeska Investment Group, L.P.(5)	3,978,203		5.3%	—	—
Millennium Management LLC(6)	5,469,279		7.3%	—	—
All directors and executive officers as a group (six individuals)	—		—	—	—

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 200 West Street, New York, New York 10282.
(2)	The calculations assume the number of Founder Shares held by such reporting person(s) are converted into shares of Class A common on a one-for-one basis and no other Founder Shares are then converted.
(3)

GSAM Holdings LLC is the managing member of GS Sponsor II LLC. GSAM Holdings LLC is a wholly owned subsidiary of The Goldman Sachs Group, Inc. In addition to the shares held by our sponsor, GS Acquisition Holdings II Employee Participation LLC (“Participation LLC”), which is managed by a subsidiary of GSAM Holdings LLC, directly owns 1,325,000 founder shares. Each of GSAM Holdings LLC and The Goldman Sachs Group, Inc. may be deemed to beneficially own the shares held by GS Sponsor II LLC and Participation LLC by virtue of their direct and indirect ownership, as applicable, over GS Sponsor II LLC and Participation LLC. Each of GSAM Holdings LLC and The Goldman Sachs Group, Inc. disclaims beneficial ownership of any such shares except to the extent of their respective pecuniary interest therein.

(4)

Interests shown consist solely of Founder Shares. Such shares will automatically convert into shares of Class A common stock at the time of our Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

Each member of our management team is a member of GS Sponsor II LLC or Participation LLC, although none of them exercise voting or dispositive control over any of the shares held by GS Sponsor II LLC or Participation LLC.

(5)

According to a Schedule 13G filed with the SEC on February 16, 2021 by Alyeska Investment Group, L.P., Alyeska Fund GP, LLC and Anand Parekh, each of Alyeska Investment Group, L.P., Alyeska Fund GP, LLC and Anand Parekh share voting and dispositive power with regard to 3,978,203 shares of Class A common stock of the Company as of December 31, 2020. The business address for each is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

(6)

According to Amendment No. 1 to a Schedule 13G filed with the SEC on February 8, 2021 by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”), Riverview Group LLC (“Riverview Group”), ICS Opportunities, Ltd. (“ICS Opportunities”), Millennium International Management LP (“Millennium International Management”), Millennium Management LLC (“Millennium Management”), Millennium Group Management LLC (“Millennium Group Management”) and Israel A. Englander (“Mr. Englander”), the parties reported that, as of December 31, 2020, Integrated Core Strategies was the beneficial owner of 3,119,279 shares of Class A common stock of the Company, that Riverview Group was the beneficial owner of 2,000,000 shares of Class A common stock of the Company and that ICS Opportunities was the beneficial owner of 350,000 shares of Class A common stock of the Company. Millennium International Management LP (“Millennium International Management”) is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management LLC (“Millennium Management) is the general partner of the managing member of Integrated Core Strategies and Riverview Group and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management LLC (“Millennium Group Management”) is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. The address for the reporting persons’ principal business office is 666 Fifth Avenue, New York, New York 10103.

Our initial stockholders beneficially own approximately 20% of our issued and outstanding shares of common stock. As a result of holding substantially all of the Founder Shares, our Sponsor will have the right, prior to our Initial Business Combination, to elect all of our directors and remove any director for any reason. In addition, because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In July 2018, our Sponsor purchased 575 shares of Founder Shares for an aggregate price of $25,000. In April 2020 and June 2020, we conducted stock splits, resulting in our Sponsor holding 20,125,000 Founder Shares, resulting in an effective purchase price per share of approximately $0.0003. On June 29, 2020, our Sponsor transferred 1,325,000 of its founder shares to Employee Participation LLC, an affiliate of our Sponsor. Following the partial exercise of the option to purchase additional shares, 1,375,000 founder shares were forfeited by our Sponsor on August 13, 2020, at no cost in order to maintain the number of founder shares equal to 20% of the outstanding shares of common stock, upon the completion of the Public Offering.

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain rights and transfer restrictions, as described in further detail below, and are automatically converted into shares of Class A common stock at the time of an Initial Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in our amended and restated certification of incorporation.

The initial stockholders have agreed not to transfer, assign or sell any Founder Shares during the lock-up period.

Private Placement Warrants

In connection with the completion of our Public Offering, our Sponsor purchased an aggregate of 8,500,000 Private Placement Warrants, at a price of $2.00 per Private Placement Warrant, generating proceeds, before expenses, of $17,000,000. Each Private Placement Warrant is exercisable to purchase one Class A common stock for $11.50 per share, subject to adjustment in certain circumstances, including upon the occurrence of certain reorganization events. In the Company’s assessment, any adjustment resulting from any such reorganization events would be the same irrespective of who holds the Private Placement Warrants. Specifically, the valuation of both the Sponsor’s warrants and any publicly held Private Placement Warrants would be calculated based on an American Capped Call and result in an equal adjustment to the exercise price for the warrant holders. As a result, the warrants are reported as a component of Stockholders’ Equity as compared to a liability. The Private Placement Warrants may not be redeemable by us so long as they are held by our Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. Our Sponsor has the option to exercise the Private Placement Warrants on a cashless basis.

If we do not complete an Initial Business Combination within 24 months from the Closing Date or during any Extension Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that we register under the Securities Act the Private Placement Warrants, the Class A common stock underlying the Private Placement Warrants, and the Class B common stock. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On April 17, 2020, an affiliate of our Sponsor loaned us $300,000 pursuant to an unsecured promissory note. The funds were used to pay a portion of the expenses related to the Public Offering. The note was non-interest bearing, unsecured and was repaid at the Closing Date.

On November 12, 2020, our Sponsor agreed to loan us up to an aggregate of $2,000,000 pursuant to the Working Capital Note. Any amounts borrowed under the Working Capital Note are non-interest bearing, unsecured and are due at the earlier of the date we are required to complete our Initial Business Combination pursuant to our amended and restated certificate of incorporation, as amended from time to time, and the closing of our Initial Business Combination. As of December 31, 2020, the Company has not drawn funds under the Working Capital Note. On March 12, 2021, the Company borrowed $1,500,000 under the Working Capital Note.

Administrative Support Agreement

We entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2020, we incurred expenses of $60,000 under this agreement.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2020	For the Year ended December 31, 2019
Audit Fees(1)	$313,750	$—
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, if any. These services may also include due diligence and accounting and tax advice and assistance to support our proposed or completed acquisitions, such as reviews of financial, tax and regulatory reports, including SEC filings.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice, if any.
(4)	All Other Fees. All other fees consist of fees billed for all other services not described above.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

4.1(1)	Warrant Agreement, dated June 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

4.2*	Description of the Company’s securities registered under the Securities Exchange Act of 1934.

10.1(1)	Letter Agreement, dated June 29, 2020, among the Company, the Sponsor, the Company’s officers and directors and the other parties thereto.

10.2(1)	Investment Management Trust Agreement, dated June 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3(1)	Registration Rights Agreement, dated June 29, 2020, between the Company and the Sponsor and certain other security holders named therein.

10.4(1)	Administrative Services Agreement, dated June 29, 2020, between the Company and Goldman Sachs Asset Management, L.P.

10.5(1)	Warrant Purchase Agreement, dated June 29, 2020, between the Company and the Sponsor.

10.6(1)	Indemnity Agreement, dated June 29, 2020, between the Company and Tom Knott.

10.7(1)	Indemnity Agreement, dated June 29, 2020, between the Company and Raanan A. Agus.

10.8(1)	Indemnity Agreement, dated June 29, 2020, between the Company and William Frist.

10.9(1)	Indemnity Agreement, dated June 29, 2020, between the Company and Steven S. Reinemund.

10.10(1)	Indemnity Agreement, dated June 29, 2020, between the Company and David Robinson.

10.11(1)	Indemnity Agreement, dated June 29, 2020, between the Company and Martha Sullivan

14*	Code of Ethics and Business Conduct of GS Acquisition Holdings Corp II

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2020.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS ACQUISITION HOLDINGS CORP II

Date: March 31, 2021	/s/ Tom Knott
By: Tom Knott
Chief Executive Officer, Chief Financial Officer and
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tom Knott
Name:	Tom Knott
Title:	Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	March 31, 2021

/s/ Raanan A. Agus
Name:	Raanan A. Agus
Title:	Chairman of the Board of Directors
Date:	March 31, 2021

/s/ William Frist
Name:	William Frist
Title:	Director
Date:	March 31, 2021

/s/ Steven S. Reinemund
Name:	Steven S. Reinemund
Title:	Director
Date:	March 31, 2021

/s/ David Robinson
Name:	David Robinson
Title:	Director
Date:	March 31, 2021

/s/ Martha Sullivan
Name:	Martha Sullivan
Title:	Director
Date:	March 31, 2021