Form 10-K/A
period 2020-12-31
GS Acquisition Holdings Corp II
filed 2021-05-17
CIK 1809987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of May 13, 2021, there were 75,000,000 shares of our Class A common stock, par value $0.0001, and 18,750,000 shares of our Class B common stock, par value $0.0001, issued and outstanding.

GS ACQUISITION HOLDINGS CORP II

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2020

i

EXPLANATORY NOTE

GS Acquisition Holdings Corp II (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form 10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from May 31, 2018 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”). Except as described below, no other information included in the Original Filing is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original Filing.

Restatement Background

In the second quarter of 2021, the Company re-evaluated its accounting for its public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) and determined that they should be treated as derivative liabilities pursuant to Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, rather than as components of stockholders’ equity as previously treated by the Company.

As a result of the foregoing, on April 29, 2021, the Board of Directors of the Company (the “Board”) after discussion with management and its independent public accounting firm, PricewaterhouseCoopers LLP, concluded that the Company’s audited balance sheet as of July 2, 2020, unaudited interim financial statements for the quarterly period ended September 30, 2020 and audited financial statements as of and for the year ended December 31, 2020 (collectively, the “Non-Reliance Periods”), as reported in the Company’s Current Report on Form 8-K filed July 9, 2020, Quarterly Report on Form 10-Q filed November 13, 2020 and Annual Report on Form 10-K filed on March 31, 2021, respectively, should no longer be relied upon.

Accordingly on April 30, 2021, the Company announced that it would restate its historical financial results for the Non-Reliance Periods, in each case to reflect the change in accounting treatment for warrants. The restated classification and reported values of the Warrants, accounted for as liabilities at fair value with changes in fair value recorded in earnings under ASC 815, are included in the financial statements herein. In the process of re-evaluating its financial statements the Company also restated its financial statements to classify all Class A common stock as temporary equity and to record accretion on the shares of Class A common stock. In accordance with Accounting Standards Codification 480-10-S99-3A, “Classification and Measurement of Redeemable Securities,” redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 3,133,926 shares of Class A common stock as permanent equity and 71,866,074 shares of Class A common stock as temporary equity. See Note 2 to the Notes to Financial Statements, Restatement of Previously Issued Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

In connection with the restatement, the Company’s management reassessed the effectiveness of the Company’s disclosure controls and procedures and the internal control over financial reporting as of December 31, 2020. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective related to its interpretation and accounting for certain complex features of the Class A common stock and Warrants issued by the Company. For a discussion of management’s consideration of our disclosure controls and procedures and material weakness see Part II, Item 9.A, “Controls and Procedures” of this Form 10-K/A.

The change in accounting for the Warrants did not have any impact on the Company’s liquidity or cash flows in any of the periods included in Item 8. Financial Statements and Supplementary Data in this filing.

The following items included in the Original Filing are amended by this Amendment:

Part I, Item 1. Business

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9.A. Controls and Procedures

Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence

Part IV, Item 15. Exhibits

In addition, the Company is including with this Form 10-K/A currently dated certifications from Tom Knott, its principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

The Company has not amended its previously filed Current Reports on Form 8-K or Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment. Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K/A contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance;

•	our interpretation of certain complex features of the Class A common stock and Warrants and the impact of the material weakness; and

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

PART I.

References in this Annual Report on Form 10-K/A (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to GS Acquisition Holdings Corp II, a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GS Sponsor II LLC, a Delaware limited liability company and an affiliate of The Goldman Sachs Group, Inc. (“Goldman Sachs” or “GS”), a Delaware corporation. References to our “initial stockholders” refer to our Sponsor and GS Acquisition Holdings II Employee Participation LLC (“Participation LLC”), a Delaware limited liability company which is managed by a subsidiary of Goldman Sachs. References to “GS Accounts” refer to Goldman Sachs’ own accounts, accounts in which personnel of Goldman Sachs have an interest, accounts of Goldman Sachs’ clients, and pooled investment vehicles that Goldman Sachs sponsors, manages or advises, including, without limitation, separately managed accounts and pooled investment vehicles such as mutual funds, collective trusts and alternative investment funds that are sponsored, managed or advised by Goldman Sachs’ Asset Management Division.

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

Goldman Sachs is a leading global financial institution that provides a wide range of financial services on behalf of its clients. The firm is headquartered in New York, and maintains offices across the United States and in major financial centers around the world. Goldman Sachs Asset Management has approximately $1.9 trillion of assets under supervision as of December 31, 2020.

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

Our Warrants are accounted for as derivative liabilities and the changes in the value of our Warrants have had and may continue to have a material effect on our financial results.

Our Warrants are included on our balance sheet as of December 31, 2020 contained elsewhere in this Form 10-K/A as derivative liabilities. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations have fluctuated and may continue to fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting, and we may experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting, our ability to timely and accurately report our financial condition and operating results in compliance with reporting requirements applicable for public companies in the United States could be impaired, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

Following the reassessment of the accounting treatment of the Warrants, the Company determined that it was appropriate to restate the Company’s historical financial results for the Non-Reliance Periods, in each case to reflect the change in accounting treatment. In connection with the foregoing development, the Company identified a material weakness in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and Warrants issued by the Company was not effectively designed or maintained.

This material weakness resulted in the restatement of the Company’s financial statements for the year ended December 31, 2020, its balance sheet as of July 2, 2020, and its interim financial statements for the quarter ended September 30, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we are unable to develop and maintain effective internal control over financial reporting we may not be able to accurately report our financial results in a timely manner, which may cause us to be unable to comply with securities law or applicable stock exchange requirements, adversely affect investor confidence in us and/or materially and adversely affect our business and operating result, and our stock price may decline as a result. Any required remediation measures may be time consuming and costly and there is no assurance that any measures taken to date or any such measures taken in the future will ultimately have the intended effects, including to avoid potential future material weaknesses.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as more fully described in the Explanatory Note and in Note 2 to the Notes to Financial Statements, Restatement of Previously Issued Financial Statements included in Part II, Item 8 of this amendment. For further detail regarding the restatement adjustments, see also Item 9.A., Controls and Procedures.

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

At December 31, 2020, we had cash and cash equivalents of $750,446,404, current liabilities of $73,017,042 and deferred underwriting compensation of $26,250,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the year ended December 31, 2020, we had a net loss of $(45,255,407), of which $(44,214,272) is related to the change in the fair value of the Warrant liability and issuance costs allocated to the public warrants. Our business activities from inception to December 31, 2020 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

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

At December 31, 2020 we had cash and cash equivalents held outside the Trust Account of $383,246 and working capital deficit of $(72,034,626). At December 31, 2020, funds held in money market funds registered under the Investment Company Act and compliant with Rule 2a-7. As of December 31, 2020, we held $750,063,158 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the Sponsor.

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

The accounting impacts related to the Company’s Warrants will not affect the funds held in the Trust Account (positively or negatively), and holders of shares of Class A common stock will receive the same per share amount upon a redemption of their shares.

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

Critical Accounting Policies/Estimates

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

Redeemable Shares of Class A Common Stock

All of the 75,000,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with Accounting Standards Codification 480-10-S99-3A - “Classification and Measurement of Redeemable Securities,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company had previously classified 3,133,926 shares of Class A common stock as permanent equity.

As part of the restatement of its financial statements, the Company has classified all of the shares of Class A common stock as redeemable. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Offering Costs

We comply with the requirements of the Accounting Standards Codification 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” We incurred offering costs in connection with our Public Offering of $988,245. These costs, together with the upfront underwriter discount and deferred discount of $41,250,000, were allocated to the shares of our Class A common stock and Public Warrants upon the closing of our Public Offering. See Note 2 of the financial statements for further information about accounting for offering costs.

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as derivative liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised or expire, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants was initially measured using a Monte Carlo simulation. The Public Warrants have subsequently been measured based on the listed market price. The fair value of the Private Warrants has been estimated using a Black-Scholes-Merton model since initial measurement date.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the Company has restated its 2020 financial statements to correct errors.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 31, 2021, except for the effects of the restatement discussed in Note 2 and the disclosures related to warrant liabilities in Notes 2, 3, 4 and 7 to the financial statements, as to which the date is May 17, 2021

We have served as the Company’s auditor since 2020.

GS Acquisition Holdings Corp II

BALANCE SHEETS

	December 31, 2020 (As Restated)	December 31, 2019
ASSETS
Current assets:
Cash	$383,246	$5,000
Prepaid expenses	599,170	—

Total current assets	982,416	5,000

Deferred tax asset	265,954	—
Cash and cash equivalents held in Trust Account	750,063,158	—
Accrued dividends receivable held in Trust Account	3,883	—

Total assets	$751,315,411	$5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$965,370	$636
Accrued offering costs	375,000	—
Income tax payable	57	—
Warrant liability	71,676,615	—

Total current liabilities	73,017,042	636
Deferred underwriting discount	26,250,000	—

Total liabilities	99,267,042	636

Commitments and contingencies
Class A common stock subject to possible redemption; 75,000,000 and -0- shares at redemption value at December 31, 2020 and December 31, 2019, respectively	750,000,000	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively	—	—
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 18,750,000 and 20,125,000 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,874	2,012
Additional paid-in capital	—	2,988
Accumulated deficit	(97,953,505)	(636)

Total stockholders’ equity/(deficit)	(97,951,631)	4,364

Total liabilities and stockholders’ equity	$751,315,411	$5,000

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the period from May 31, 2018 (date of inception) to December 31, 2018
	2020 (As Restated)	2019
Dividend income	$67,041	$—	$—
General and administrative expenses	(2,449,094)	(341)	(295)
Change in fair value of warrant liability	(43,139,251)	—	—

Loss before income taxes	(45,521,304)	(341)	(295)
Income tax benefit/(expense)	265,897	—	—

Net loss	$(45,255,407)	$(341)	$(295)

Weighted average number of shares outstanding of Class A common stock	37,397,260	—	—

Basic and diluted net loss per share, Class A	$(0.79)	$—	$—

Weighted average number of shares outstanding of Class B common stock	19,597,603	20,125,000	20,125,000

Basic and diluted net loss per share, Class B	$(0.79)	$(0.00)	$(0.00)

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock
For the period from May 31, 2018 (date of inception) to December 31, 2018	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholder’s Equity/(Deficit)
Sale of common shares to GS Sponsor II LLC at $0.0002 per share	—	$—	20,125,000	$2,012	$2,988	$—	$5,000
Net loss	—	—	—	—	—	(295)	(295)

Balance, December 31, 2018		$—	20,125,000	$2,012	$2,988	$(295)	$4,705
Net loss	—	—	—	—	—	(341)	(341)

Balance, December 31, 2019	—	$—	20,125,000	$2,012	$2,988	$(636)	$4,364
Excess of cash received over fair value of private placement warrants	—	—	—	—	8,049,674	—	8,049,674
Forfeiture of Founder Shares pursuant to partial exercise of underwriters’over-allotment option	—	—	(1,375,000)	(138)	138	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(8,052,800)	(52,697,462)	(60,750,262)
Net loss	—	—	—	—	—	(45,255,407)	(45,255,407)

Balance, December 31, 2020 (As Restated)	—	$—	18,750,000	$1,874	$—	$(97,953,505)	$(97,951,631)

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020 (As Restated)	2019	2018
Cash flows from operating activities:
Net loss	$(45,255,407)	$(341)	$(295)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	43,139,251	—	—
Issuance costs related to warrant liability	1,075,021	—	—
Change in operating assets and liabilities:
Increase in dividend receivable	(3,883)	—	—
Increase in prepaid expenses	(599,170)	—	—
Increase in deferred tax assets	(265,954)	—	—
Increase in accounts payable	964,734	341	295
Increase in income tax payable	57	—	—

Net cash used for operating activities	(945,351)	—	—

Cash flows from financing activities:
Proceeds from sale of Class B common stock to GS Sponsor II LLC	—	—	5,000
Proceeds from sale of Class A common stock to public	750,000,000	—	—
Proceeds from sale of Private Placement Warrants	17,000,000	—	—
Payment of underwriting discounts	(15,000,000)	—	—
Payment of offering costs	(613,245)	—	—
Proceeds from promissory note	300,000	—	—
Repayment of promissory note	(300,000)	—	—

Net cash provided by financing activities	751,386,755	—	5,000

Increase in cash and restricted cash	750,441,404	—	5,000
Cash and restricted cash and cash equivalents at beginning of year	5,000	5,000	—

Cash and restricted cash and cash equivalents at end of year	$750,446,404	$5,000	$5,000

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$375,000	$—	$—
Deferred underwriting discount	$26,250,000	$—	$—

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

All activity for the period from May 31, 2018 (“Inception”) through December 31, 2020 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below in Note 4) and the Private Placement (as defined below in Note 5). The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is GS Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on June 29, 2020. On June 30, 2020, the underwriters partially exercised their option to purchase additional Units (as defined below in Note 4). The Company’s Public Offering of 75,000,000 Units, including 5,000,000 Units pursuant to the underwriters’ partial exercise of such option, closed on July 2, 2020 (as described in Note 4). Upon the closing of the Public Offering and the Private Placement, $750,000,000 was placed in a U.S. based trust account (the “Trust Account”). The Company intends to finance its Initial Business Combination with the net proceeds from the Public Offering (as defined below in Note 4) and the sale of the Private Placement Warrants (as defined below in Note 5).

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor, Employee Participation LLC (as defined below in Note 5) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below in Note 5) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering, or during any extended time that the Company has to consummate an Initial Business Combination beyond 24 months as a result of a stockholder vote to amend its amended and restated certificate of incorporation. However, if the Sponsor, Employee Participation LLC or any of the Company’s directors or officers hold any shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Note 2—Restatement of Previously Issued Financial Statements

In April 2021 the Company re-evaluated its accounting for its Public Warrants (as defined below in Note 4) and Private Placement Warrants (as defined below in Note 5) issued in connection with the Company’s initial public offering (collectively, the “Warrants”) and determined that they should be treated as derivative liabilities pursuant to ASC 815 (“ASC 815”), “Derivative and Hedging”, rather than as components of stockholders’ equity as the Company previously treated the Warrants.

The restated classification and reported values of the Warrants as accounted for under ASC 815 are included in the financial statements herein. In the process of re-evaluating its financial statements the Company also restated its financial statements to classify all Class A common stock as temporary equity and to record accretion on the shares of Class A common stock. The Company had previously classified 3,133,926 shares of its Class A common stock as permanent equity. Since the Company classified the Public Warrants as derivative liabilities, offering costs totaling $1,075,021 that were previously allocated to the reported amount of the Public Warrants are now reflected as an expense in the statement of operations.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Non-Reliance Periods is presented below.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
BALANCE SHEET
Warrant liability	$—	$71,676,615	$71,676,615
Total liabilities	27,590,427	71,676,615	99,267,042
Class A common stock subject to possible redemption	718,724,982	31,275,018	750,000,000
Class A common stock - $0.0001 par value	313	(313)	—
Additional paid-in capital	6,039,586	(6,039,586)	—
Accumulated deficit	(1,041,771)	(96,911,734)	(97,953,505)
Total stockholders’ equity/(deficit)	5,000,002	(102,951,633)	(97,951,631)

	For the Year-Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF OPERATIONS
General and administrative expenses	$(1,374,073)	$(1,075,021)	$(2,449,094)
Change in fair value of warrant liability	—	(43,139,251)	(43,139,251)
Net loss	(1,041,135)	(44,214,272)	(45,255,407)
Basic and diluted net loss per share, Class A	$(0.02)	$(0.77)	$(0.79)
Basic and diluted net loss per share, Class B	$(0.02)	$(0.77)	$(0.79)

	For the Year-Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF CASH FLOWS
Net loss	$(1,041,135)	$(44,214,272)	$(45,255,407)
Change in fair value of warrant liability	—	43,139,251	43,139,251
Issuance costs related to warrant liability	—	1,075,021	1,075,021

	As of July 2, 2020
	As Previously Reported	Restatement Adjustment	As Restated
BALANCE SHEET
Warrant liability	$—	$28,537,364	$28,537,364
Total liabilities	26,965,589	28,537,364	55,502,953
Class A common stock subject to possible redemption	719,775,570	30,224,430	750,000,000
Class A common stock - $0.0001 par value	302	(302)	—
Additional paid-in capital	5,044,723	(5,044,723)	—
Accumulated deficit	(47,035)	(53,716,769)	(53,763,804)
Total stockholders’ equity/(deficit)	5,000,002	(58,761,794)	(53,761,792)

	As of September 30, 2020 (UNAUDITED)
	As Previously Reported	Restatement Adjustment	As Restated
BALANCE SHEET
Warrant liability	$—	$59,344,241	$59,344,241
Total liabilities	27,002,221	59,344,241	86,346,462
Class A common stock subject to possible redemption	719,471,496	30,528,504	750,000,000
Class A common stock - $0.0001 par value	306	(306)	-
Additional paid-in capital	5,293,078	(5,293,078)	-
Accumulated deficit	(295,255)	(84,579,361)	(84,874,616)
Total stockholders’ equity/(deficit)	5,000,003	(89,872,745)	(84,872,742)

	Nine months ended September 30, 2020 (UNAUDITED)
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF OPERATIONS
General and administrative expenses	$(428,397)	$(1,075,021)	$(1,503,418)
Change in fair value of warrant liability	—	(30,806,877)	(30,806,877)
Net loss	(294,620)	(31,881,898)	(32,176,518)
Basic and diluted net loss per share, Class A	$(0.01)	$(0.71)	$(0.72)
Basic and diluted net loss per share, Class B	$(0.01)	$(0.71)	$(0.72)

	Nine months ended September 30, 2020 (UNAUDITED)
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF CASH FLOWS
Net loss	$(294,620)	$(31,881,898)	$(32,176,518)
Change in fair value of warrant liability	—	30,806,877	30,806,877
Issuance costs related to warrant liability	—	1,075,021	1,075,021

Note 3—Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of ninety (90) days or less. As of December 31, 2020, the Company held deposits of $383,246 at custodian account and $750,063,158 in Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund managed by an affiliate of the Sponsor. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820 (as defined below). The cash held in the money market account is considered restricted. Dividend income from money market funds is recognized on an accrual basis.

Redeemable Shares of Class A Common Stock

As discussed in Note 1, all of the 75,000,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company had previously classified 3,133,926 shares of Class A common stock as permanent equity. As part of the restatement of the Company’s financial statements, the Company has classified all of the shares of Class A common stock as redeemable. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2020, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table:

As of December 31, 2020
Gross proceeds	$750,000,000
Less:
Proceeds allocated to public warrants	$(19,587,038)
Class A shares issuance costs	$(41,163,224)
Plus:
Accretion of carrying value to redemption value	$60,750,262

Class A common stock subject to possible redemption	$750,000,000

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Accounting Standards Codification 820 (“ASC 820”), “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available, and accordingly the actual results could differ significantly from those estimates.

Offering Costs

The Company complies with the requirements of the Accounting Standards Codification 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” The Company incurred offering costs in connection with its Public Offering of $988,245. These costs, together with the upfront underwriter discount and deferred underwriter discount, of $41,250,000 were allocated to the shares of Class A common stock and Public Warrants upon the closing of the Public Offering (as defined in Note 4). See Note 2 for further information about accounting for offering costs.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants was initially measured using a Monte Carlo simulation. The Public Warrants have subsequently been measured based on the listed market price. The fair value of the Private Warrants has been estimated using a Black-Scholes-Merton model since the initial measurement date. (see Note 7)

Income Taxes

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

Deferred Income Taxes

The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Note 4—Public Offering

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

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Public Warrant” and, collectively, the “Public Warrants”). One Public Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants and only whole Public Warrants will trade. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination and 12 months from the closing of the Public Offering and will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders. Additionally, commencing 90 days after the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to a table included in the warrant agreement, based on the redemption date and the fair market value of Class A common stock, if and only if the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders.

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

The Public Warrants issued as part of the Units are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. The fair value of the Public Warrants at issuance date was a liability of $19,587,038. At December 31, 2020, the fair value was $48,000,000. The change in fair value of $28,412,962 is reflected in change in fair value of warrant liability in the statement of operations.

All of the 75,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A common stock was issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A common stock classified as temporary equity is based on allocated proceeds in accordance with Accounting Standards Codification 470-20 “Debt with Conversion and Other Options”.

Note 5—Related Party Transactions

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

The Sponsor has purchased an aggregate of 8,500,000 private placement warrants at a price of $2.00 per whole warrant ($17,000,000 in the aggregate) in a private placement (the “Private Placement”) that closed concurrently with the closing of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment in certain circumstances, including upon the occurrence of certain reorganization events. A portion of proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Public Offering deposited in the Trust Account such that at the closing of the Public Offering, $750,000,000 was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Note 6—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Class B common stock have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At December 31, 2020, there were 75,000,000 shares of Class A common stock issued and outstanding, of which 75,000,000 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet, and 18,750,000 shares of Class B common stock issued and outstanding. In connection with issuance of shares of Class A common stock, the Company issued 18,750,000 Public Warrants. The Company has determined that the Public Warrants are accounted for separately from shares of Class A common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 7—Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs

(Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Basis for Fair Value Measurement

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility and credit risk), either directly or indirectly;

Level 3:	Prices or valuations that require significant unobservable inputs (including the Management’s assumptions in determining fair value measurement).

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 by level within the fair value hierarchy:

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market fund held in Trust Account	$750,063,158	$750,063,158	$—	$—

Liabilities:
Warrant Liability—Public Warrants	$48,000,000	$48,000,000	$—	$—

Warrant Liability—Private Placement Warrants	$23,676,615	$—	$—	$23,676,615

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement as of September 30, 2020 as a result of the separate listing and trading of the Public Warrants as of August 20, 2020.

The fair value of the Public Warrants was initially measured using a Monte Carlo simulation. The Public Warrants have subsequently been measured based on the listed market price. The fair value of the Private Warrants has been estimated using a Black-Scholes-Merton model since initial measurement date. For the period from the closing of the Public Offering through December 31, 2020, the Company recognized a charge in the statement of operations resulting from an increase in the fair value of warrant liabilities of approximately $43.1 million presented as change in fair value of derivative warrant liability.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Black-Scholes-Merton model and Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ Class A common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of July 2, 2020		As of December 31, 2020
	Public Warrants	Private Warrants	Private Warrants
Stock price	$10.54	$10.54	$10.90
Strike Price	$11.50	$11.50	$11.50
Term (in years)	6	6	5.75
Volitility	10 - 20%	10 - 18%	28.30%
Risk-free rate	0.40%	0.40%	0.47%
Dividend yield	0.00%	0.00%	0.00%

The change in the fair value of the Warrants measured with Level 3 inputs for the period from July 2, 2020 (Initial Measurement) through December 31, 2020 is summarized as follows:

Issuance of Public and Private Warrants with Level 3 measurements	$28,537,364
Change in fair value of warrant liability measured with Level 3 inputs	14,726,289
Transfer of Public Warrants to Level 1 measurements	(19,587,038)

Warrants liability at December 31, 2020 measured utilizing Level 3 inputs	$23,676,615

Note 8— Subsequent Events

On March 12, 2021, the Company borrowed $1,500,000 under the Working Capital Note. Effective March 30, 2021, the Sponsor agreed not to transfer its Private Placement Warrants.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Secretary (who also serves as our Principal Executive Officer and Principal Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 31, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020. Based upon his evaluation at that earlier time, our Chief Executive Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in connection with the preparation of this Form 10-K/A, our management re-evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective, as of December 31, 2020 because of the material weakness in our internal control over financial reporting described below.

Material Weakness In Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

The Company identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and Warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s financial statements for the year ended December 31, 2020, its balance sheet as of July 2, 2020, and its interim financial statements for the quarter ended September 30, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Private Placement Warrants

In connection with the completion of our Public Offering, our Sponsor purchased an aggregate of 8,500,000 Private Placement Warrants, at a price of $2.00 per Private Placement Warrant, generating proceeds, before expenses, of $17,000,000. Each Private Placement Warrant is exercisable to purchase one Class A common stock for $11.50 per share, subject to adjustment in certain circumstances, including upon the occurrence of certain reorganization events. The Private Placement Warrants may not be redeemable by us so long as they are held by our Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. Our Sponsor has the option to exercise the Private Placement Warrants on a cashless basis. Effective March 30, 2021, our Sponsor agreed not to transfer its Private Placement Warrants.

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

Item 16. Form 10-K/A Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS ACQUISITION HOLDINGS CORP II

Date: May 17, 2021	/s/ Tom Knott
By: Tom Knott
Chief Executive Officer, Chief Financial Officer and
Secretary