Form 10-Q
period 2021-03-31
GS Acquisition Holdings Corp II
filed 2021-05-17
CIK 1809987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, there were 75,000,000 shares of Class A common stock, $0.0001 par value per share, and 18,750,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

GS ACQUISITION HOLDINGS CORP II

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

GS Acquisition Holdings Corp II

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020 (As Restated)
ASSETS
Current assets:
Cash	$1,740,897	$383,246
Prepaid expenses	504,684	599,170

Total current assets	2,245,581	982,416

Deferred tax asset	403,767	265,954
Cash and cash equivalents held in Trust Account	750,074,432	750,063,158
Accrued dividends receivable held in Trust Account	3,883	3,883

Total assets	$752,727,663	$751,315,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,396,003	$965,370
Accrued offering costs	375,000	375,000
Income tax payable	114	57
Working capital note (see Note 4)	1,500,000	—
Warrant liability	61,475,828	71,676,615

Total current liabilities	64,746,945	73,017,042
Deferred underwriting discount	26,250,000	26,250,000

Total liabilities	90,996,945	99,267,042

Commitments and contingencies
Class A common stock subject to possible redemption; 75,000,000 shares at March 31, 2021 and December 31, 2020, respectively	750,000,000	750,000,000
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 18,750,000 issued and outstanding at March 31, 2021 and December 31, 2020	1,874	1,874
Additional paid-in capital	—	—
Accumulated deficit	(88,271,156)	(97,953,505)

Total stockholders’ equity/(deficit)	(88,269,282)	(97,951,631)

Total liabilities and stockholders’ equity	$752,727,663	$751,315,411

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2021	2020
Dividend income	$11,273	$—
General and administrative expenses	(667,467)	—
Change in fair value of warrant liability	10,200,787	—

Income (loss) before income taxes	9,544,593	—
Income tax benefit/(expense)	137,756	—

Net income	$9,682,349	$—

Weighted average number of shares outstanding of Class A common stock	75,000,000	—

Basic and diluted net income per share, Class A	$0.10	$—

Weighted average number of shares outstanding of Class B common stock	18,750,000	20,125,000

Basic and diluted net income per share, Class B	$0.10	$(0.00)

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three months ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	—	$—	20,125,000	$2,012	$2,988	$(636)	$4,364
Net loss	—	—	—	—	—	—	—

Balance, March 31, 2020	—	$—	20,125,000	$2,012	$2,988	$(636)	$4,364

	For the three months ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020 (As restated)	—	$—	18,750,000	$1,874	$—	$(97,953,505)	$(97,951,631)
Net income	—	—	—	—	—	9,682,349	9,682,349

Balance, March 31, 2021	—	$—	18,750,000	$1,874	$—	$(88,271,156)	$(88,269,282)

See accompanying notes to financial statements

GS Acquisition Holdings Corp II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$9,682,349	$—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(10,200,787)	—
Change in operating assets and liabilities:
Decrease in prepaid expenses	94,486	—
Increase in deferred tax assets	(137,813)	—
Increase in accounts payable	430,633	—
Increase in income tax payable	57	—

Net cash used for operating activities	(131,075)	—

Cash flows from financing activities:
Proceeds from working capital note	1,500,000	—

Net cash provided by financing activities	1,500,000	—

Increase in cash and restricted cash	1,368,925	—
Cash and restricted cash and cash equivalents at beginning of period	750,446,404	5,000

Cash and restricted cash and cash equivalents at end of period	$751,815,329	$5,000

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$—	$81,857

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

All activity for the period from May 31, 2018 (inception) through March 31, 2021 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 3). The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is GS Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on June 29, 2020. On June 30, 2020, the underwriters partially exercised their option to purchase additional Units (as defined below in Note 3). The Company’s Public Offering of 75,000,000 Units, including 5,000,000 Units pursuant to the underwriters’ partial exercise of such option, closed on July 2, 2020 (as described in Note 3). Upon the closing of the Public Offering and the Private Placement, $750,000,000 was placed in a U.S. based trust account (the “Trust Account”) (discussed below). The Company intends to finance its Initial Business Combination with the net proceeds from the Public Offering and the sale of the Private Placement Warrants (as defined below in Note 3).

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

The balance in the Trust Account as of March 31, 2021 was $750,078,315, including $3,883 of accrued dividends.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of ninety (90) days or less. As of March 31, 2021, the Company held deposits of $1,740,897 in a custodian account and $750,074,432 in Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund managed by an affiliate of the Sponsor. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820 (as defined below). The cash held in the money market account is considered restricted. Dividend income from money market funds is recognized on an accrual basis.

Redeemable Shares of Class A Common Stock

As discussed in Note 1, all of the 75,000,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A - “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classifies all shares of Class A common stock as redeemable.

Net Income Per Common Share

Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of March 31, 2021, the Company had outstanding warrants to purchase of up to 27,250,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Warrant Liability

The Company accounts for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants (as defined in Note 4) has been estimated using a Black-Scholes-Merton model and the fair value of the Public Warrants (as defined in Note 3) issued in connection with the Public Offering has been measured based on the listed market price of such Public Warrants (see Note 6).

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

Unrecognized Tax Benefits

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of March 31, 2021 and December 31, 2020. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering (or $15,000,000) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Underwriting Discount”) of 3.5% of the gross proceeds of the Public Offering (or $26,250,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Underwriting Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Deferred Underwriting Discount has been recorded as a deferred liability on the balance sheet as of March 31, 2021 as management has deemed the consummation of an Initial Business Combination to be probable.

The Public Warrants issued as part of the Units are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. The fair value of the Public Warrants at December 31, 2020 was a liability of $48,000,000. At March 31, 2021, the fair value was $41,250,000. The change in fair value of $6,750,000 is reflected in change in fair value of warrant liability.

All of the 75,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A common stock was issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A common stock clasified as temporary equity is based on allocated proceeds in accordance with Accounting Standards Codification 470-20, “Debt with Conversion and Other Options”.

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

Administrative Support Agreement

The Company has entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred expenses of $30,000 under this agreement.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Class B common stock have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At March 31, 2021, there were 75,000,000 shares of Class A common stock issued and outstanding, of which 75,000,000 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet, and 18,750,000 shares of Class B common stock issued and outstanding. In connection with issuance of shares of Class A common stock, the Company issued 18,750,000 Public Warrants. The Company has determined that the Public Warrants are accounted for separately from shares of Class A common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 6—Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2021 by level within the fair value hierarchy:

	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$750,074,432	$750,074,432	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$41,250,000	$41,250,000	$—	$—

Warrant Liability – Private Placement Warrants	$20,225,828	$—	$—	$20,225,828

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$750,063,158	$750,063,158	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$48,000,000	$48,000,000	$—	$—

Warrant Liability – Private Placement Warrants	$23,676,615	$—	$—	$23,676,615

For the period ended March 31, 2021, the fair value of Public Warrants issued in connection with the Public Offering have been measured based on the listed market price of such Public Warrants, a Level 1 measurement. For the period ended March 31, 2021, the Company recognized a gain in the statement of operations resulting from a decrease in the fair value of the warrant liability of $10,200,787 presented as change in fair value of warrant liability.

The estimated fair value of the Private Placement Warrants was determined using a Black-Scholes-Merton model with Level 3 inputs. Inherent in a Black-Scholes-Merton model are assumptions related to expected life (term), expected stock price, volatility, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of March 31, 2021	As of December 31, 2020
Stock price	$10.43	$10.90
Strike Price	$11.50	$11.50
Term (in years)	5.63	5.75
Volitility	28.00%	28.30%
Risk-free interest rate	1.07%	0.47%
Dividend yield	0.00%	0.00%
Fair value	$2.38	$2.79

The change in the fair value of the warrants measured with Level 3 inputs for the three months ended March 31, 2021 is summarized as follows:

Value of warrant liability measured with Level 3 inputs at December 31, 2020	$23,676,615
Change in fair value of warrant liability measured with Level 3 inputs	(3,450,787)
Transfer in/out	—

Value of warrant liability measured with Level 3 inputs at March 31, 2021	$20,225,828

Note 7—Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no items which require adjustment or disclosure.

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

At March 31, 2021, we had current assets of $2,245,581 and current liabilities of $64,746,945. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We have reviewed, and continue to review, a number of opportunities to enter into an Initial Business Combination with operating businesses, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business.

Results of Operations

For the three months ended March 31, 2021 and 2020, we had net income of $9,682,349, of which $10,200,787 is related to the change in the fair value of the warrant liability and $0, respectively. Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

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

At March 31, 2021, we had cash held in a custodian account of $1,740,897 and working capital of ($62,501,364).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Initial Business Combination, due to the new Working Capital Note (as defined below). However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination (including from our affiliates or affiliates of our Sponsor).

On November 12, 2020, the Sponsor agreed to loan us up to an aggregate of $2,000,000 pursuant to the working capital note (the “Working Capital Note”). Any amounts borrowed under the Working Capital Note are non-interest bearing, unsecured and are due at the earlier of the date we are required to complete our Initial Business Combination pursuant to our amended and restated certificate of incorporation, as amended from time to time, and the closing of the Initial Business Combination. On March 12, 2021, we borrowed $1,500,000 under the Working Capital Note.

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

Contractual Obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On June 29, 2020, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred expenses of $30,000 under this agreement.

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

Net Income Per Common Share

Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of March 31, 2021, we had outstanding warrants to purchase of up to 27,250,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

Redeemable Shares of Class A Common Stock

All of the 75,000,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A (“ASC 480”), “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classifies all shares of Class A common stock as redeemable.

Warrant Liability

We account for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants have been estimated using a Black-Scholes-Merton model and the fair value of Public Warrants issued in connection with the Public Offering have been measured based on the listed market price of such Public Warrants.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2021, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, on the date the Public Offering closed, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon his evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective, as of March 31, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and Warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s financial statements for the year ended December 31, 2020, its balance sheet as of July 2, 2020, and its interim financial statements for the quarter ended September 30, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our restated Annual Report on Form 10-K/A for the year ended December 31, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our restated Annual Report on Form 10-K/A for the year ended December 31, 2020. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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