Form 10-Q
period 2021-06-30
GS Acquisition Holdings Corp II
filed 2021-08-16
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
As of August 12, 2021, there were 75,000,000 shares of Class A common stock, $0.0001 par value per share, and 18,750,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

GS ACQUISITION HOLDINGS CORP II
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION
GS Acquisition Holdings Corp II
UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$799,624	$383,246
Prepaid expenses	447,500	599,170

Total current assets	1,247,124	982,416

Deferred tax asset	779,578	265,954
Cash and cash equivalent held in Trust Account	750,085,956	750,063,158
Accrued dividends receivable held in Trust Account	3,758	3,883

Total assets	$752,116,416	$751,315,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,360,258	$965,370
Accrued offering costs	—	375,000
Income tax payable	57	57
Working capital note (see Note 4)	2,000,000	—
Warrant liability	62,444,049	71,676,615

Total current liabilities	72,804,364	73,017,042
Deferred underwriting discount	26,250,000	26,250,000

Total liabilities	99,054,364	99,267,042

Commitments and contingencies
Class A common stock subject to possible redemption; 75,000,000 shares at June 30, 2021 and December 31, 2020, respectively	750,000,000	750,000,000
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020 respectively	—	—
Class A common shares, $0.0001 par value, 500,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively	—	—
Class B common shares, $0.0001 par value, 50,000,000 shares authorized, 18,750,000 issued and outstanding at June 3 0 , 2021 and December 31, 2020, respectively	1,874	1,874
Additional paid-in capital	—	—
Accumulated deficit	(96,939,822)	(97,953,505)

Total stockholders’ equity/(deficit)	(96,937,948)	(97,951,631)

Total liabilities and stockholders’ equity	$752,116,416	$751,315,411

See accompanying notes to financial statements

GS Acquisition Holdings Corp II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Dividend income	$11,399	$—	$22,672	$—
General and administrative expenses	(8,087,655)	(58,661)	(8,755,122)	(58,661)
Change in fair value of warrant liability	(968,221)	—	9,232,566	—

Income (loss) before income taxes	(9,044,477)	(58,661)	500,116	(58,661)
Income tax benefit (expense)	375,811	12,262	513,567	12,262

Net income (loss)	$(8,668,666)	$(46,399)	$1,013,683	$(46,399)

Weighted average number of shares outstanding of Class A common stock	75,000,000	—	75,000,000	—

Basic and diluted net income (loss) per share, Class A	$(0.09)	$—	$0.01	$—

Weighted average number of shares outstanding of Class B common stock	18,750,000	20,125,000	18,750,000	20,125,000

Basic and diluted net income (loss) per share, Class B	$(0.09)	$0.00	$0.01	$0.00

See accompanying notes to financial statements

GS Acquisition Holdings Corp II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three and six months ended June 30, 2021
	Class A Common Shares		Class B Common Shares		Additional Paid-in Capital
	Shares	Amount	Shares	Amount		Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2020	—	$—	18,750,000	$1,874	$—	$(97,953,505)	$(97,951,631)
Net income	—	—	—	—	—	9,682,349	9,682,349

Balance, March 31, 2021	—	—	18,750,000	$1,874	$—	$(88,271,156)	$(88,269,282)
Net loss	—	—	—	—	—	(8,668,666)	(8,668,666)

Balance, June 30, 2021	—	$—	18,750,000	$1,874	$—	$(96,939,822)	$(96,937,948)

	For the three and six months ended June 30, 2020
	Class A Common Shares		Class B Common Shares		Additional Paid-in Capital
	Shares	Amount	Shares	Amount		Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2019	—	$—	20,125,000	$2,012	$2,988	$(636)	$4,364
Net loss	—	—	—	—	—	—	—

Balance, March 31, 2020	—	$—	20,125,000	$2,012	$2,988	$(636)	$4,364
Net loss	—	—	—	—	—	(46,399)	(46,399)

Balance, June 30, 2020	—	$—	20,125,000	$2,012	$2,988	$(47,035)	$(42,035)

See accompanying notes to financial statements

GS Acquisition Holdings Corp II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,013,683	$(46,399)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(9,232,566)	—
Change in operating assets and liabilities:
Decrease in dividend receivable	125	—
Decrease in prepaid expenses	151,670	—
Increase in deferred tax assets	(513,624)	—
Increase in accounts payable	7,394,888	46,399
Increase in income tax payable	—	—

Net cash used for operating activities	(1,185,824)	—

Cash flows from financing activities:
Payment of offering costs	(375,000)	(225,739)
Proceeds from related party sponsor note	—	300,000
Proceeds from working capital note	2,000,000	—

Net cash provided by financing activities	1,625,000	74,261

Increase in cash and restricted cash	439,176	74,261
Cash and restricted cash and cash equivalents at beginning of period	750,446,404	5,000

Cash and restricted cash and cash equivalents at end of period	$750,885,580	$79,261

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$—	$692,952
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
All activity for the period from May 31, 2018 (inception) through June 30, 2021 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 3). The Company has selected D
e
cember 31st as its fiscal year end.
Proposed Initial Business Combination
On June 17, 2021, the Company announced that it entered into a Business Combination Agreement (the “Business Combination Agreement”), dated as of June 17, 2021, by and among the Company, Mirion Technologies (TopCo), Ltd., a Jersey private company limited by shares (“Mirion”), CCP IX LP No. 1, CCP IX LP No. 2, CCP IX
Co-Investment
LP and CCP IX
Co-Investment
No. 2 LP (collectively, the “Charterhouse Parties”), each acting by their general partner, Charterhouse General Partners (IX) Limited, for the limited purpose set forth therein, each of the other persons set forth therein (together with the Charterhouse Parties, the “Supporting Mirion Holders”) and the other holders of existing shares of Mirion who become a party thereto by executing a joinder agreement (each, a “Joining Seller” and, collectively, the “Joining Sellers” and, together with each Supporting Mirion Holder, each, a “Seller” and, collectively, the “Sellers”).
Pursuant to the terms of the Business Combination Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) pursuant to which Mirion will combine with a subsidiary of the Company as described below.
The proposed Business Combination is expected to be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions summarized below.

The Business Combination Agreement
Transaction Consideration
Subject to the terms of the Business Combination Agreement and adjustments set forth therein, the consideration to be paid in connection with the Business Combination is $1,700,000,000 (the “Total Consideration”) and will be paid in a combination of equity and cash consideration. The cash consideration will be an amount equal to $1,310,000,000; provided, that if the Minimum Cash Condition (as defined below) is not met, and Mirion and the Charterhouse Parties elect to waive the Minimum Cash Condition, then the Cash Consideration will be equal to $1,310,000,000 less the amount by which $1,310,000,000 exceeds the Available Closing Cash (as defined below). In exchange for the A Ordinary Shares of $0.01 each in the capital of Mirion, the B Ordinary Shares of $0.01 each in the capital of Mirion and certain loan notes due 2026 issued by Mirion Technologies (HoldingSub1), Ltd, each Seller may elect to receive cash or equity consideration or a combination thereof, which equity consideration shall be in the form of either shares of the Company’s Class A common stock or shares of the Company’s Class B common stock combined with shares of Class B common stock of a subsidiary that will be majority owned by the Company. The Available Closing Cash will be an amount equal to (i) the amount of funds contained in the Company’s trust account (after reduction for the aggregate amount of payments required to be made in connection with any valid stockholder redemptions), plus (ii) the aggregate amount of cash that has been funded to and remains with the Company pursuant to the Subscription Agreements (as defined below) as of immediately prior to the closing of the Business Combination (the “Closing”), plus (iii) the amounts delivered pursuant to the Debt Financing (as defined in the Business Combination Agreement), plus (iv) the cash and cash equivalents of Mirion and its subsidiaries on a consolidated basis as of the date of the Closing (the “Closing Date”), plus (v) the proceeds, if any, from the sale by the Company to GSAM Holdings LLC of shares of the Company’s Class A common stock, pursuant to the Backstop Agreement (as defined below), less (vi) the total amount required to be paid to fully satisfy all obligations related to Mirion’s credit agreement as of the Closing Date, less (vii) certain transaction expenses, less (viii) $50,000,000 (collectively, the “Available Closing Cash”).

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Covenants
The Business Combination Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Business Combination and efforts to satisfy conditions to consummation of the Business Combination. The Business Combination Agreement contains additional covenants of the parties, including, among others: (i) covenants providing that the parties use reasonable best efforts and take certain actions to obtain all necessary regulatory approvals; (ii) covenants providing that the parties cooperate with respect to the registration statement, prospectus and proxy statement to be filed in connection with the Business Combination; (iii) covenants providing that the parties shall take further actions as may be necessary, proper or advisable to consummate and make effective the Business Combination; (iv) a covenant of the Company to convene a meeting of the Company’s stockholders and to solicit proxies from its stockholders in favor of the approval of the Business Combination and other related stockholder proposals; and (v) covenants providing that the parties will not solicit, initiate, engage in or continue discussions with respect to any other business combination.
Conditions to the Consummation of the

Transactions
Consummation of the transactions contemplated by the Business Combination Agreement (the “Transactions”) is subject to certain closing conditions, including approval by the Company’s stockholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the approval of certain governmental authorities. The Business Combination Agreement also contains other conditions, including, among others: (i) the Company having at least an aggregate of
 $1,310,000,000

in cash available at Closing (the “Minimum Cash Condition”); (ii) the registration statement becoming effective in accordance with the Securities Act; (iii) customary bringdown conditions; (iv) no material adverse effect having occurred; and (v) to the extent requested by the Company, Mirion having issued a notice of suspension or termination of business with certain partners.

Subscription Agreements
Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 90,000,000 shares of the Company’s Class A common stock for an aggregate purchase price equal to $900,000,000 (the “PIPE Investment” and, such shares, the “PIPE Shares”), a portion of which is expected to be funded by GSAM Holdings LLC (see Note 4). The PIPE Investment will be consummated substantially concurrently with the Closing.
The Subscription Agreements for the PIPE Investors (other than GSAM Holdings LLC, whose registration rights are governed by the Amended and Restated Registration Rights Agreement) provide for certain registration rights. In particular, the Company is required to, as soon as practicable but no later than 30 calendar days following the Closing Date, file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of such PIPE Shares.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Company intends to finance its Initial Business Combination using the net proceeds from the Public Offering and the sale of the Private Placement Warrants (as defined below in Note 3) and from additional issuances of, if any, the Company’s common stock and debt, or a combination of cash, common stock and debt.
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
The balance in the Trust Account as of June 30, 2021 was $750,089,714, including $3,758 of accrued dividends.
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

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition p
e
riod difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of ninety (90) days or less. As of June 30, 2021, the Company held deposits of $799,624 in a custodian account and $750,085,956 in Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund managed by an affiliate of the Sponsor. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820 (as defined below). The cash held in the money market account is considered restricted. Dividend income from money market funds is recognized on an accrual basis.
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
Net Income Per Common Share
Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value exceeds fair value.
As of June 30, 2021, the Company had outstanding warrants to purchase up to 27,250,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Warrant Liability
The Company accounts for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants (as defined in Note 4) has been estimated using a Black- Scholes-Merton model and the fair value of the Public Warrants (as defined in Note 3) issued in connection with the Public Offering has been measured based on the listed market price of such Public Warrants (see Note 6).
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
Following changes in ownership starting July 2020, the Company deconsolidated from the Group Inc. for tax purposes and the tax sharing arrangement with the Group Inc. was terminated. As of July 2020, the Company filed separate corporate federal and state and local income tax returns. To the extent the Company generates tax losses after it ceases being consolidated with the Group Inc., tax benefits from losses will be accrued if it is more likely than not the losses may be carried forward and utilized against future expected profits.
Income taxes are provided for using the assets and liabilities method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Unrecognized Tax Benefits
The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of June 30, 2021 and December 31, 2020. The Company is subject to income tax examinations by major taxing authorities since inception.
Profit Interests
Membership interests issued by the Sponsor as profits interests (see Note 4) represent compensation to certain individuals for services the Company receives from these individuals through closing of the Business Combination. Although the Company is not a direct party to the profits interests, it attributes compensation expense equal to the change in the fair value of these arrangements. There was no impact of compensation expense attribution for the three months or six months ended June 2021 or June 2020.
Subscription Agreements
The Subscription Agreements (see Note 1) involve only physical settlement in a fixed number, it qualifies for equity classification under Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, and, therefore, is not periodically remeasured to fair value.
Backstop Agreement
The Backstop Agreement (see Note 1) involves a conditional obligation that the Company must settle by issuing a variable number of its shares, where the monetary value is predominantly based on variations in something other than the fair value of the Company’s shares, it is initially and subsequently measured at fair value under ASC 480.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering (or $15,000,000) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Underwriting Discount”) of 3.5% of the gross proceeds of the Public Offering (or $26,250,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Underwriting Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Deferred Underwriting Discount has been recorded as a deferred liability on the balance sheet as of June 30, 2021 as management has deemed the consummation of an Initial Business Combination to be probable.
The Public Warrants issued as part of the Units are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. The fair value of the Public Warrants at December 31, 2020 was a liability of $48,000,000. At June 30, 2021, the fair value was $41,250,000. The change in fair value of $6,750,000 is reflected in change in fair value of warrant liability.
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
“Debt with Conversion and Other Options”.

Note 4—Related Party Transactions
Founder Shares
In July 2018, the Sponsor purchased 575 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $5,000. On April 17, 2020, the Company conducted a 1:5000 stock split, resulting in the Sponsor holding 2,875,000 Founder Shares. Subsequently, on June 11, 2020, the Company conducted a 1:7 stock split, resulting in the Sponsor holding 20,125,000 Founder Shares, as well as increased the authorized shares of Class B common stock to 50,000,000. The unaudited condensed financial statements reflect the changes of these splits retroactively for all periods presented. On June 29, 2020, the Sponsor transferred 1,325,000 of its Founder Shares to GS Acquisition Holdings II Employee Participation LLC (“Employee Participation LLC”), an affiliate of the Sponsor. The 20,125,000 Founder Shares included an aggregate of up to 2,625,000 shares that were subject to forfeiture if the underwriters’ option to purchase additional shares was not exercised in full by the underwriters to maintain the number of Founder Shares equal to 20% of the outstanding shares upon completion of the Public Offering. Following the partial exercise of the option to purchase additional shares, 1,375,000 Founder Shares were forfeited on August 13, 2020, at no cost in order to maintain the number of Founder Shares of 18,750,000 equal
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
The Private Placement Warrants are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. The fair value of the Private Placement Warrants at December 31, 2020 was a liability of $23,676,615. At June 30, 2021, the fair value was $21,194,049. The change in fair value of $2,482,566 is reflected in change in fair value of warrant liability.
The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.
The Sponsor issued an aggregate of
140,000
 membership interests in the Sponsor as profits interests to the Company’s independent directors on August 13, 2020. The holders of these profits interests will have an indirect interest in certain founder shares held by the Sponsor. The profits interests are subject to service and performance vesting conditions, and do not fully vest until all of the applicable conditions are satisfied.
In connection with the Business Combination Agreement, the Sponsor issued
8,100,000
 membership interests in the Sponsor as profits interests to certain individuals affiliated with or expected to be affiliated with Mirion after the Business Combination. The holders of the profits interests will have an indirect interest in the Founder Shares held by the Sponsor. The profits interests are subject to service and performance vesting conditions, including the occurrence of the Closing, and do not fully vest until all of the applicable conditions are satisfied. In addition, the profits interests are subject to certain forfeiture conditions.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Registration Rights
The holders of Founder Shares and Private Placement Warrants are, and holders of warrants that may be issued upon conversion of working capital loans, if any, will be, entitled to registration rights to require the Company to register the resale of any of its securities held by them (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement dated June 29, 2020. These holders are also entitled to certain piggyback registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In connection with the Initial Business Combination, the existing Registration Rights Agreement will be amended and restated.
At the Closing, the Company will enter into the Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with the Sponsor, GS Acquisition Holdings II Employee Participation LLC (“GS Employee Participation”), GSAM Holdings LLC and the Sellers (collectively, with each other person who has executed and delivered a joinder thereto, the “RRA Parties”), pursuant to which the RRA Parties will be entitled to registration rights in respect of certain shares of the Company’s Class A common stock and certain other equity securities of the Company that are held by the RRA Parties from time to time.
In addition, the RRA Parties have certain “piggy-back” registration rights. The Amended and Restated Registration Rights Agreement includes customary indemnification and confidentiality provisions. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Amended and Restated Registration Rights Agreement.

Subscription Agreements
Concurrently with the execution of the Business Combination Agreement, the Company entered into a Subscription Agreement with GSAM Holdings LLC, pursuant to, and on the terms and subject to the conditions of which, GSAM Holdings LLC subscribed for
20,000,000
PIPE Shares of the Company’s Class A common stock for an aggregate purchase price equal to
$
200,000,000
,
subject to GSAM Holdings LLC’s rights to syndicate prior to the Closing. The PIPE Investment will be consummated substantially concurrently with Closing.
Amended & Restated Sponsor Agreement
In connection with the execution of the Business Combination Agreement, the Company amended and restated that letter agreement, dated June 29, 2020, by and among the Company, the Sponsor, GSAM Holdings LLC, GS Employee Participation (collectively, the “Insiders”), pursuant to which, among other things, the Insiders agreed (i) to vote any sh
a
res of the Company’s securities in favor of the Business Combination and other Business Combination proposals, (ii) not to redeem any shares of the Company’s Class A common stock or the Company’s Class B common stock, in connection with the optional stockholder redemption, and (iii) to certain transfer re
s
trictions.
Backstop Agreement
In connection with the execution of the Business Combination Agreement, GSAM Holdings LLC and the Company have entered into a backstop agreement (the “Backstop Agreement”) pursuant to which GSAM Holdings LLC has committed to purchase from the Company up to
 12,500,000
shares of the Company’s Class A common stock at a price per share equal to
 $10.00
immediately prior to (and contingent upon) the Closing, solely to the extent necessary to fund any valid redemptions by the Company’s stockholders that results in the amount by which $1,310,000,000 exceeds the Available Closing Cash being greater than zero dollars, contingent upon the terms and subject to the conditions set forth in the Backstop Agreement.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
On November 12, 2020, the Sponsor agreed to loan the Company up to an aggregate of $2,000,000 pursuant to the working capital note (the “Working Capital Note”). Any amounts borrowed under the Working Capital Note are non-interest bearing, unsecured and are due at the earlier of the date the Company is required to complete its Initial Business Combination pursuant to its amended and restated certificate of incorporation, as amended from time to time, and the closing of the Initial Business Combination. As of June 30, 2021, the Company borrowed $2,000,000 under the Working Capital Note.
Administrative Support Agreement
The Company has entered into an agreement to pay an affiliate of the Sponsor a total of
 $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred expenses of $30,000 and $60,000, respectively, under this agreement.
Underwriting Commission
The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering (or $15,000,000) to the underwriters at the closing of the Public Offering, of which $11,250,000 was paid to an affiliate of the Sponsor. The Deferred Underwriting Discount will become payable to the underwriters, solely in the event the Company completes the Initial Business Combination. The Company recorded the Deferred Underwriting Discount of $26,250,000 as a deferred liability on the balance sheet as of June 30, 2021, of which $19,687,500 is payable to an affiliate of the Sponsor.
Note 5—Stockholders’ Equity
Common Stock
The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Class B common stock have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At June 30, 2021, there were 75,000,000 shares of Class A common stock issued and outstanding, of which 75,000,000 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet, and 18,750,000 shares of Class B common stock issued and outstanding. In connection with issuance of shares of Class A common stock, the Company issued 18,750,000 Public Warrants. The Company has determined that the Public Warrants are accounted for separately from shares of Class A common stock.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.
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

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$750,085,956	$750,085,956	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$41,250,000	$41,250,000	$—	$—

Warrant Liability – Private Placement Warrants	$21,194,049	$—	$—	$21,194,049

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$750,063,158	$750,063,158	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$48,000,000	$48,000,000	$—	$—

Warrant Liability – Private Placement Warrants	$23,676,615	$—	$—	$23,676,615

As of June 30, 2021, the fair value of Public Warrants issued in connection with the Public Offering have been measured based on the listed market price of such Public Warrants, a Level 1 measurement. For the six month period ended June 30, 2021, the Company recognized an unrealized gain/(loss) in the statement of operations resulting from a decrease in the fair value of the warrant liability of

$
9,232,566
which is presented as change in fair value of warrant liability. As of June 30, 2020, the Public Warrants were not yet issued.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of June 30, 2021	As of December 31, 202 0
Stock price	$10.40	$10.90
Strike Price	$11.50	$11.50
Term (in years)	5.50	5.75
Vol a tility	28.00%	28.30%
Risk-free interest rate	0.96%	0.47%
Dividend yield	0.00%	0.00%
Fair value	$2.49	$2.79
The change in the fair value of the warrants measured with Level 3 inputs for the six
months ended June 30, 2021 is summarized as follows:

Value of warrant liability measured with Level 3 inputs at December 31, 2020	$23,676,615
Change in fair value of warrant liability measured with Level 3 inputs	(2,482,566)
Transfer in/out	—
Value of warrant liability measured with Level 3 inputs at June 30, 2021	$21,194,049

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Subsequent Events
Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no other items which require adjustment or disclosure other than those disclosed below.
On August 12, 2021, the Sponsor
and the Company entered into a letter agreement (the “Letter Agreement”) pursuant to which the Sponsor agreed that if the Business Combination does not close on or before July 2, 2022, or if before such date the Business Combination Agreement is terminated, it will pay any costs and expenses incurred by the Company (the “Additional Expenses”) in excess of any expenses that are paid (i) with the Company’s working capital or (ii) with funds borrowed by the Company under the Working Capital Note; provided that the maximum amount of Additional Expenses payable by the Sponsor shall not exceed $
15,000,000
.
Any amounts paid by the Sponsor under the Letter Agreement are non-interest bearing and unsecured. As of August 13, 2021, the Sponsor has not paid any amounts under the Letter Agreement.

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
At June 30, 2021, we had current assets of $1,247,124 and current liabilities of $72,804,364. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We have reviewed a number of opportunities to enter into an Initial Business Combination with operating businesses and have recently entered into a Business Combination Agreement, as described below.
Recent Developments
Proposed Initial Business Combination
On June 17, 2021, the Company announced that it entered into a Business Combination Agreement (the “Business Combination Agreement”), dated as of June 17, 2021, by and among the Company, Mirion Technologies (TopCo), Ltd., a Jersey private company limited by shares (“Mirion”), CCP IX LP No. 1, CCP IX LP No. 2, CCP IX
Co-Investment
LP and CCP IX
Co-Investment
No. 2 LP (collectively, the “Charterhouse Parties”), each acting by their general partner, Charterhouse General Partners (IX) Limited, for the limited purpose set forth therein, each of the other persons set forth on Annex I thereto (together with the Charterhouse Parties, the “Supporting Mirion Holders”) and the other holders of existing shares of Mirion who become a party thereto by executing a joinder agreement (each, a “Joining Seller” and, collectively, the “Joining Sellers” and, together with each Supporting Mirion Holder, each, a “Seller” and, collectively, the “Sellers”).
Pursuant to the terms of the Business Combination Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) pursuant to which Mirion will combine with a subsidiary of the Company as described below.
The proposed Business Combination is expected to be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions summarized below.

The Business Combination Agreement
Transaction Consideration
Subject to the terms of the Business Combination Agreement and adjustments set forth therein, the consideration to be paid in connection with the Business Combination is $1,700,000,000 (the “Total Consideration”) and will be paid in a combination of equity and cash consideration. The cash consideration will be an amount equal to $1,310,000,000; provided, that if the Minimum Cash Condition (as defined below) is not met, and Mirion and the Charterhouse Parties elect to waive the Minimum Cash Condition, then the Cash Consideration will be equal to $1,310,000,000 less the amount by which $1,310,000,000 exceeds the Available Closing Cash (as defined below). In exchange for the A Ordinary Shares of $0.01 each in the capital of Mirion, the B Ordinary Shares of $0.01 each in the capital of Mirion and certain loan notes due 2026 issued by Mirion Technologies (HoldingSub1), Ltd, each Seller may elect to receive cash or equity consideration or a combination thereof, which equity consideration shall be in the form of either shares of the Company’s Class A common stock or shares of the Company’s Class B common stock combined with shares of Class B common stock of a subsidiary that will be majority owned by the Company. The Available Closing Cash will be an amount equal to (i) the amount of funds contained in the Company’s trust account (after reduction for the aggregate amount of payments required to be made in connection with any valid stockholder redemptions), plus (ii) the aggregate amount of cash that has been funded to and remains with the Company pursuant to the Subscription Agreements (as defined below) as of immediately prior to the closing of the Business Combination (the “Closing”), plus (iii) the amounts delivered pursuant to the Debt Financing (as defined in the Business Combination Agreement), plus (iv) the cash and cash equivalents of Mirion and its subsidiaries on a consolidated basis as of the date of the Closing (the “Closing Date”), plus (v) the proceeds, if any, from the sale by the Company to GSAM Holdings LLC of shares of the Company’s Class A common stock, pursuant to a backstop agreement between GSAM Holdings LLC and the Company, less (vi) the total amount required to be paid to fully satisfy all obligations related to Mirion’s credit agreement as of the Closing Date, less (vii) certain transaction expenses, less (viii) $50,000,000 (collectively, the “Available Closing Cash”).
Covenants
The Business Combination Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Business Combination and efforts to satisfy conditions to consummation of the Business Combination. The Business Combination Agreement contains additional covenants of the parties, including, among others: (i) covenants providing that the parties use reasonable best efforts and take certain actions to obtain all necessary regulatory approvals; (ii) covenants providing that the parties cooperate with respect to the registration statement, prospectus and proxy statement to be filed in connection with the Business Combination; (iii) covenants providing that the parties shall take further actions as may be necessary, proper or advisable to consummate and make effective the Business Combination; (iv) a covenant of the Company to convene a meeting of the Company’s stockholders and to solicit proxies from its stockholders in favor of the approval of the Business Combination and other related stockholder proposals; and (v) covenants providing that the parties will not solicit, initiate, engage in or continue discussions with respect to any other business combination.
Conditions to the Consummation of the Transactions
Consummation of the transactions contemplated by the Business Combination Agreement (the “Transactions”) is subject to certain closing conditions, including approval by the Company’s stockholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the approval of certain governmental authorities. The Business Combination Agreement also contains other conditions, including, among others: (i) the Company having at least an aggregate of $1.310 billion in cash available at Closing (the “Minimum Cash Condition”); (ii) the registration statement becoming effective in accordance with the Securities Act; (iii) customary bringdown conditions; (iv) no material adverse effect having occurred; and (v) to the extent requested by the Company, Mirion having issued a notice of suspension or termination of business with certain partners.
Subscription Agreements
Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 90,000,000 shares of the Company’s Class A common stock for an aggregate purchase price equal to $900,000,000 (the “PIPE Investment” and, such shares, the “PIPE Shares”), a portion of which is expected to be funded by GSAM Holdings LLC.
The Subscription Agreements for the PIPE Investors (other than GSAM Holdings LLC, whose registration rights are governed by the Amended and Restated Registration Rights Agreement)provide for certain registration rights. In particular, the Company is required to, as soon as practicable but no later than (i) 30 calendar days following the Closing Date, file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of such PIPE Shares.
Profit Interests
In connection with the Business Combination Agreement, the Sponsor issued 8,100,000 membership interests in the Sponsor as profits interests to certain individuals affiliated with or expected to be affiliated with Mirion after the Business Combination. The holders of the profits interests will have an indirect interest in the Founder Shares held by the Sponsor. The profits interests are subject to service and performance vesting conditions, including the occurrence of the Closing, and do not fully vest until all of the applicable conditions are satisfied. In addition, the profits interests are subject to certain forfeiture conditions.

Results of Operations
For the six months ended June 30, 2021, we had net income (loss) of $1,013,683, of which $9,232,566 is related to the change in the fair value of the warrant liability and $(8,755,122) is related to general and administrative expenses, which were primarily related to the proposed Business Combination. For the six months ended June 30, 2020 we had net income (loss) of $(46,399) of which $(58,661) related to general and administrative expenses. Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.
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
At June 30, 2021, we had cash held in a custodian account of $799,624 and working capital of ($71,557,240).
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Initial Business Combination, due to the Working Capital Note (as defined below) and Letter Agreement (as defined below). However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination (including from our affiliates or affiliates of our Sponsor).
On November 12, 2020, the Sponsor agreed to loan us up to an aggregate of $2,000,000 pursuant to the working capital note (the “Working Capital Note”). Any amounts borrowed under the Working Capital Note are non-interest
bearing, unsecured and are due at the earlier of the date we are required to complete our Initial Business Combination pursuant to our amended and restated certificate of incorporation, as amended from time to time, and the closing of the Initial Business Combination. As of June 30, 2021, we borrowed $2,000,000 under the Working Capital Note.
On August 12, 2021, we entered into a letter agreement with the Sponsor (the “Letter Agreement”) pursuant to which the Sponsor agreed that if the Business Combination does not close on or before July 2, 2022, or if before such date the Business Combination Agreement is terminated, it will pay any costs and expenses incurred by us (the “Additional Expenses”) in excess of any expenses that are paid (i) with our working capital or (ii) with funds borrowed by us under the Working Capital Note; provided that the maximum amount of Additional Expenses payable by the Sponsor shall not exceed $15,000,000. Any amounts paid by the Sponsor under the Letter Agreement are non-interest bearing and unsecured. As of August 13, 2021, the Sponsor has not paid any amounts under the Letter Agreement.

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
agreements involving assets.
Contractual Obligations
At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On June 29, 2020, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2021, we incurred expenses of $30,000 and $60,000, respectively, under this agreement.
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
Net Income Per Common Share
Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value exceeds fair value.
As of June 30, 2021, we had outstanding warrants to purchase of up to 27,250,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the periods.
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
Profit Interests
Membership interests issued by the Sponsor as profits interests represent compensation to certain individuals for services the Company receives from these individuals through closing of the Business Combination. Although the Company is not a direct party to the profits interests, it attributes compensation expense equal to the change in the fair value of these arrangements. There was no impact of compensation expense attribution for the three months or six months ended June 2021 or June 2020.
Subscription Agreements
The Subscription Agreements involve only physical settlement in a fixed number, it qualifies for equity classification under Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, and, therefore, is not periodically remeasured to fair value.
Backstop Agreement
The Backstop Agreement involves a conditional obligation that the Company must settle by issuing a variable number of its shares, where the monetary value is predominantly based on variations in something other than the fair value of the Company’s shares, it is initially and subsequently measured at fair value under Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of June 30, 2021, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, on the date the Public Offering closed, were invested in money market funds that meet certain conditions under Rule
2a-7
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon his evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and Warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s financial statements for the year ended December 31, 2020, its balance sheet as of July 2, 2020, and its interim financial statements for the quarter ended September 30, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibits

10.1*	Letter Agreement, dated August 12, 2021, between the Company and the Sponsor.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Acquisition Holdings Corp II

Date: August 13, 2021	/s/ Tom Knott
	Name:	Tom Knott
	Title:	Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)