Form 10-Q
period 2021-09-30
Mirion Technologies, Inc.
filed 2021-11-10
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-39352

Mirion Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-0974996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1218 Menlo Drive Atlanta, Georgia	30318
(Address of principal executive offices)	(Zip Code)
(770) 432-2744
(Registrant’s telephone number, including area code)
GS Acquisition Holdings Corp II
200 West Street
New York, New York
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	MIR	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	MIR WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of October 20, 2021, there were
199,523,292
shares of Class A common stock, $0.0001 par value per share, and
8,560,540
shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE
On October 20, 2021 (the “Closing Date”), Mirion Technologies, Inc. (formerly known as GS Acquisition Holdings Corp II), consummated its previously announced business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of June 17, 2021 (as amended, the “Business Combination Agreement”), by and among the Company, Mirion Technologies (TopCo), Ltd, a Jersey private company limited by shares (“Mirion TopCo”), CCP IX LP NO. 1, CCP IX LP No. 2, CCP IX
Co-Investment
LP and CCP IX
Co-Investment
No. 2 LP (collectively, the “Charterhouse Parties”) and the other holders of A Ordinary Shares and B Ordinary Shares of Mirion TopCo from time to time becoming a party thereto by executing a Joinder Agreement (each, a “Joining Seller” and collectively, the “Joining Sellers” and, together with each Supporting Mirion Holder, each, a “Seller” and, collectively, the “Sellers,” and the transactions contemplated by the Business Combination Agreement, the “Transactions”). In connection with the Business Combination, GS Acquisition Holdings Corp II (“GSAH”) changed its name to Mirion Technologies, Inc. Unless stated otherwise, this report contains information about GSAH before the Business Combination. References to the “Company” in this report refer to GSAH before the consummation of the Business Combination or Mirion Technologies, Inc. after the Business Combination, as the context suggests.

MIRION TECHNOLOGIES, INC.
(FORMERLY KNOWN AS GS ACQUISITION HOLDINGS CORP II)
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION
Mirion Technologies, Inc.
(Formerly known as GS Acquisition Holdings Corp II)
UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$195,542	$383,246
Prepaid expenses	325,000	599,170
Cash and cash equivalent held in Trust Account	750,097,480	—
Accrued dividends receivable held in Trust Account	3,758	—

Total current assets	750,621,780	982,416
Deferred tax asset	919,025	265,954
Cash and cash equivalent held in Trust Account	—	750,063,158
Accrued dividends receivable held in Trust Account	—	3,883

Total assets	$751,540,805	$751,315,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,510,524	$965,370
Accrued offering costs	—	375,000
Income tax payable	58	57
Working capital note (see Note 5 )	2,000,000	—
Warrant liability	60,742,195	71,676,615
Deferred underwriting discount	26,250,000	—

Total current liabilities	99,502,777	73,017,042
Deferred underwriting discount	—	26,250,000

Total liabilities	99,502,777	99,267,042

Commitments and contingencies
Class A common stock subject to possible redemption; 75,000,000 shares at September 30, 2021 and December 31, 2020, respectively	750,000,000	750,000,000
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020 respectively	—	—
Class A common shares, $0.0001 par value, 500,000,000 shares authorized at September 30, 2021 December 31, 2020, respectively	—	—
Class B common shares, $0.0001 par value, 50,000,000 shares authorized, 18,750,000 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,874	1,874
Additional paid-in capital	—	—
Accumulated deficit	(97,963,846)	(97,953,505)

Total stockholders’ equity/(deficit)	(97,961,972)	(97,951,631)

Total liabilities and stockholders’ equity	$751,540,805	$751,315,411

See accompanying notes to condensed financial statements

Mirion Technologies, Inc.
(Formerly known as GS Acquisition Holdings Corp II)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2021	2020 (As Restated)	2021	2020 (As Restated)
Dividend income	$11,525	$55,517	$34,197	$55,517
General and administrative expenses	(2,876,849)	(1,444,757)	(11,631,971)	(1,503,418)
Change in fair value of warrant liability	1,701,854	(30,806,877)	10,934,420	(30,806,877)

Income (loss) before income taxes	(1,163,470)	(32,196,117)	(663,354)	(32,254,778)
Income tax benefit (expense)	139,446	65,998	653,013	78,260

Net income (loss)	$(1,024,024)	$(32,130,119)	$(10,341)	$(32,176,518)

Weighted average number of shares outstanding of Class A common stock	75,000,000	73,369,565	75,000,000	24,725,275

Basic and diluted net income (loss) per share, Class A	$(0.01)	$(0.35)	$(0.00)	$(0.72)

Weighted average number of shares outstanding of Class B common stock	18,750,000	19,407,609	18,750,000	19,883,242

Basic and diluted net income (loss) per share, Class B	$(0.01)	$(0.35)	$(0.00)	$(0.72)

See accompanying notes to condensed financial statements

Mirion Technologies, Inc.
(Formerly known as GS Acquisition Holdings Corp II)
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three and nine months ended September 30, 2021
	Class A Common Shares		Class B Common Shares		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	—	$—	18,750,000	$1,874	$—	$(97,953,505)	$(97,951,631)
Net income	—	—	—	—	—	9,682,349	9,682,349

Balance, March 31, 2021	—	$—	18,750,000	$1,874	$—	$(88,271,156)	$(88,269,282)
Net loss	—	—	—	—	—	(8,668,666)	(8,668,666)

Balance, June 30, 2021	—	$—	18,750,000	$1,874	$—	$(96,939,822)	$(96,937,948)
Net loss	—	—	—	—	—	(1,024,024)	(1,024,024)

Balance, September 30, 2021	—	$—	18,750,000	$1,874	$—	$(97,963,846)	$(97,961,972)

	For the three and nine months ended September 30, 2020
	Class A Common Shares		Class B Common Shares		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	—	$—	20,125,000	$2,012	$2,988	$(636)	$4,364
Net income (loss)	—	—	—	—	—	—	—

Balance, March 31, 2020	—	$—	20,125,000	$2,012	$2,988	$(636)	$4,364
Net loss	—	—	—	—	—	(46,399)	(46,399)

Balance, June 30, 2020	—	$—	20,125,000	$2,012	$2,988	$(47,035)	$(42,035)
Excess of cash received over fair value of private placement warrant s	—	—	—	—	8,049,674	—	8,049,674
Forfeiture of Founder Shares pursuant to partial exercise of underwriters’ over-allotment option	—	—	(1,375,000)	(138)	138	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(8,052,800)	(52,697,462)	(60,750,262)
Net loss	—	—	—	—	—	(32,130,119)	(32,130,119)

Balance, September 30, 2020 (As Restated)	—	$—	18,750,000	$1,874	$—	$(84,874,616)	$(84,872,742)

See accompanying notes to condensed financial statements

Mirion Technologies, Inc.
(Formerly known as GS Acquisition Holdings Corp II)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2021	2020 (As Restated)
Cash flows from operating activities:
Net loss	$(10,341)	$(32,176,518)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(10,934,420)	30,806,877
Issuance costs related to warrant liability	—	1,075,021
Change in operating assets and liabilities:
(Increase)/decrease in dividend receivable	125	(3,758)
(Increase)/decrease in prepaid expenses	274,170	(716,748)
Increase in deferred tax assets	(653,071)	(78,317)
Increase in accounts payable	9,545,154	248,528
Increase in income tax payable	1	57

Net cash used for operating activities	(1,778,382)	(844,858)

Cash flows from financing activities:
Proceeds from sale of Class A common stock to public	—	750,000,000
Proceeds from sale of Private Placement Warrants	—	17,000,000
Payment of underwriting discounts	—	(15,000,000)
Payment of offering costs	(375,000)	(485,245)
Proceeds from promissory note	—	300,000
Repayment of promissory note	—	(300,000)
Proceeds from working capital note	2,000,000	—

Net cash provided by financing activities	1,625,000	751,514,755

Increase/(decrease) in cash and restricted cash	(153,382)	750,669,897
Cash and restricted cash and cash equivalents at beginning of period	750,446,404	5,000

Cash and restricted cash and cash equivalents at end of period	$750,293,022	$750,674,897

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$—	$503,000
Deferred underwriting discount	$—	$26,250,000
See accompanying notes to condensed financial statements

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
All activity for the period from May 31, 2018 (inception) through September 30, 2021 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note

). The Company has selected December 31st as its fiscal year end.
Proposed Initial Business Combination
On June 17, 2021, the Company announced that it entered into a Business Combination Agreement, dated as of June 17, 2021 (as amended, the “Business Combination Agreement”), by and among the Company, Mirion Technologies (TopCo), Ltd., a Jersey private company limited by shares (“Mirion”), CCP IX LP No. 1, CCP IX LP No. 2, CCP IX
Co-Investment
LP and CCP IX
Co-Investment
No. 2 LP (collectively, the “Charterhouse Parties”), each acting by their general partner, Charterhouse General Partners (IX) Limited, for the limited purpose set forth therein, each of the other persons set forth therein (together with the Charterhouse Parties, the “Supporting Mirion Holders”) and the other holders of existing shares of Mirion who become a party thereto by executing a joinder agreement (each, a “Joining Seller” and, collectively, the “Joining Sellers” and, together with each Supporting Mirion Holder, each, a “Seller” and, collectively, the “Sellers” and the transactions contemplated by the Business Combination Agreement, the “Transactions”).
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
Subscription Agreements
Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 90,000,000 shares of the Company’s Class A common stock for an aggregate purchase price equal to $900,000,000 (the “PIPE Investment” and, such shares, the “PIPE Shares”), a portion of which is expected to be funded by GSAM Holdings LLC subject to GSAM Holdings LLC’s rights to syndicate prior to the Closing. (see Note 5). The PIPE Investment, including the syndication
,
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
See Note 8 for additional details regarding the Closing of the Business Combination.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Sponsor and Financing
The Company’s sponsor is GS Sponsor II LLC, a

Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on June 29, 2020. On June 30, 2020, the underwriters partially exercised their option to purchase additional Units (as defined below in Note
4
). The Company’s Public Offering of 75,000,000 Units, including 5,000,000 Units pursuant to the underwriters’ partial exercise of such option, closed on July 2, 2020 (as described in Note
4
). Upon the closing of the Public Offering and the Private Placement, $750,000,000 was placed in a U.S. based trust account (the “Trust Account”) (discussed below). The Company intends to finance its Initial Business Combination using the net proceeds from the Public Offering and the sale of the Private Placement Warrants (as defined below in Note
4
) and from additional issuances of, if any, the Company’s common stock and debt, or a combination of cash, common stock and debt.
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
The balance in the Trust Account as of September 30, 2021 was $750,101,238, including $3,758 of accrued dividends.
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

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from
Equity” (“ASC 480”).
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
The Sponsor, Employee Participation LLC (as defined below in Note
5
) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below in Note
5
) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering or during any extended time that the Company has to consummate an Initial Business Combination beyond 24 months as a result of a stockholder vote to amend its amended and restated certificate of incorporation. However, if the Sponsor, Employee Participation LLC or any of the Company’s directors or officers hold any shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.
In the event of a liquidation, dissolution or winding up of the Company after the
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
Note 2—Restatement of Previously Issued Financial Statements
In April 2021
,
the Company re-evaluated its accounting for its Public Warrants (as defined below in Note 4) and Private Placement Warrants (as defined below in Note 5) issued in connection with the Company’s initial public offering (collectively, the “Warrants”) and determined that they should be treated as derivative liabilities pursuant to ASC 815 (“ASC 815”), “Derivative
s
and Hedging”, rather th
a
n as components of stockholders’ equity as the Company previously treated the Warrants.
The restated classification and reported values of the Warrants as accounted for under ASC 815 are included in the financial statements herein. In the process of re-evaluating its financial statements the Company also restated its financial statements to classify all Class A common stock as temporary equity and to record accretion on the shares of Class A common stock. The Company had previously classified 3,133,926 shares of its Class A common stock as permanent equity. Since the Company classified the Public Warrants as derivative liabilities, offering costs totaling $1,075,021 that were previously allocated to the reported amount of the Public Warrants are now reflected as an expense in the statement of operations for the three months and nine months ended September 30, 2020.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Impact of the Restatement
The impact of the restatement on the balance sheet, statements of operations and statement of cash flows for unaudited interim financial statements for the quarterly period ended September 30, 2020 is presented below.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
BALANCE SHEET
Warrant liability	$—	$59,344,241	$59,344,241
Total liabilities	27,002,221	59,344,241	86,346,462
Class A common stock subject to possible redemption	719,471,496	30,528,504	750,000,000
Class A common stock - $0.0001 par value	306	(306)	—
Additional paid-in capital	5,293,078	(5,293,078)	—
Accumulated deficit	(295,255)	(84,579,361)	(84,874,616)
Total stockholders’ equity	5,000,003	(89,872,745)	(84,872,742)

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
STATEMENTS OF OPERATIONS
General and administrative expenses	$(369,735)	$(1,075,022)	$(1,444,757)	$(428,397)	$(1,075,021)	$(1,503,418)
Change in fair value of warrant liability	—	(30,806,877)	(30,806,877)	—	(30,806,877)	(30,806,877)
Net loss	(248,220)	(31,881,899)	(32,130,119)	(294,620)	(31,881,898)	(32,176,518)
Basic and diluted net loss per share, Class A	$(0.00)	$(0.35)	$(0.35)	$(0.01)	$(0.71)	$(0.72)
Basic and diluted net loss per share, Class B	$(0.00)	$(0.35)	$(0.35)	$(0.01)	$(0.71)	$(0.72)

	Nine months ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF CASH FLOWS
Net loss	$(294,620)	$(31,881,898)	$(32,176,518)
Change in fair value of warrant liability	—	30,806,877	30,806,877
Issuance costs related to warrant liability	—	1,075,021	1,075,021
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
for the year ended December 31, 2020.
Emerging Growth Company
S
ection 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of ninety (90) days or less. As of September 30, 2021, the Company held deposits of $195,542 in a custodian account and
$750,097,480 in Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund managed by an affiliate of the Sponsor. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820 (as defined below). The cash held in the money market account is considered restricted. Dividend income from the
money market
fund
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
Net Income Per Common Share
Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock wa
s excluded from earnings per share as the redemption value
did not
exceed fair value.
As of September 30, 2021, the Company had outstanding warrants to purchase up to 27,250,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

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
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the
ASC
 820 (“ASC 820”), “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheets, primarily due to their short term nature.
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
Warrant Liability
The Company accounts for the warrants in accordance with the guidance contained in
A
SC
 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants (as defined in Note
5
) has been estimated using a Black- Scholes-Merton model and the fair value of the Public Warrants (as defined in Note
4
) issued in connection with the Public Offering has been measured based on the listed market price of such Public Warrants (see Note
7
).
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

D
eferred Income Taxes
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
Unrecognized Tax

Benefits
The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no
unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.
No
amounts were accrued for interest expense and penalties related to income tax matters as of September 30, 2021 and December 31, 2020. The Company is subject to income tax examinations by major taxing authorities since inception.
Profits Interests
Membership interests issued by the Sponsor as profits interests represent compensation to certain individuals for services the Company receives from these individuals through and following the closing of the Business Combination. Although the Company is not
a direct party to the profits interests, it will attribute compensation expense equal to the fair value of these arrangements. See Note 5 for further details on profits interests.
Subscription Agreements
The Subscription Agreements (see Note 1) involve only physical settlement in a fixed number, it qualifies for equity classification under ASC 815, and, therefore, is not periodically remeasured to fair value.
Backstop Agreement
The Backstop Agreement (see Note
 5
) involves a conditional obligation that the Company must settle by issuing a variable number of its shares, where the monetary value is predominantly based on variations in something other than the fair value of the Company’s shares. It is initially and subsequently measured at fair value under ASC 480. There was no impact from the Backstop Agreement for the three and nine months ended September 30, 2021 and September 30, 2020.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note
4
—Public Offering
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
The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering (or $15,000,000) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Underwriting Discount”) of 3.5% of the gross proceeds of the Public Offering (or $26,250,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Underwriting Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Deferred Underwriting Discount has been recorded as a current
liability on the balance sheet as of September 30, 2021 as management has deemed the consummation of an Initial Business Combination to be probable.
The Public Warrants issued as part of the Units are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. The fair value of the Public Warrants at December 31, 2020 was a liability of $48,000,000. At September 30, 2021, the fair value was $40,123,125. The change in fair value of $7,876,875 is reflected in change in fair value of warrant liability.
All of the 75,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, redemption provisions not solely within the control of the Company require
Class A
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
5
—Related Party Transactions
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
The Company’s initial stockholders, officers and directors have agreed not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, and (iii) the date following the completion of the Initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Vesting of the Founder Shares following the Business Combination is discussed in greater detail in Note 8.
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
The Private Placement Warrants are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. The fair value of the Private Placement Warrants at December 31, 2020 was a liability of $23,676,615. At September 30, 2021, the fair value was $20,619,070. The change in fair value of $3,057,545 is reflected in change in fair value of warrant liability.
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
There was no impact of compensation expense attribution for the three months and nine months ended September 30, 2021 and September 30, 2020. These profits interests will result in the recognition of compensation expense once the Business Combination is completed.

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
At the Closing, the Company will enter into the Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with the Sponsor, GS Acquisition Holdings II Employee Participation LLC (“GS Employee Participation”), GSAM Holdings LLC and the Sellers (as defined in Note 8) (collectively, with each other person who has executed and delivered a joinder thereto, the “RRA Parties”), pursuant to which the RRA Parties will be entitled to registration rights in respect of certain shares of the Company’s Class A common stock and certain other equity securities of the Company that are held by the RRA Parties from time to time.
In addition, the RRA Parties have certain “piggy-back” registration rights. The Amended and Restated Registration Rights Agreement includes customary indemnification and confidentiality provisions. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Amended and Restated Registration Rights Agreement.
Subscription Agreements
Concurrently with the execution of the Business Combination Agreement, the Company entered into a Subscription Agreement with GSAM Holdings LLC, pursuant to, and on the terms and subject to the conditions of which, GSAM Hold
i
ngs LLC subscribed for 20,000,000 PIPE Shares of the Company’s Class A common stock for an aggregate purchase price equal to $200,000,000, subject to GSAM Holdings LLC’s rights to syndicate prior to the Closing.
The PIPE Investment, including the syndication, will be consummated substantially concurrently with
Closing. See Note 8 for further details.
Amended & Restated Sponsor Agreement
In connection with the execution of the Business Combination Agreement, the Company amended and restated that letter agreement, dated June 29, 2020, by and among the Company, the Sponsor, GSAM Holdings LLC, GS Employee Participation (collectively, the “Insiders”), pursuant to which, among other things, the Insiders agreed (i) to vote any shares of the Company’s securities in favor of the Business Combination and other Business Combination proposals, (ii) not to redeem any shares of the Company’s Class A common stock or the Company’s Class B common stock, in connection with the optional stockholder redemption, and (iii) to certain transfer restrictions.
Backstop Agreement
In connection with the execution of the Business Combination Agreement, GSAM Holdings LLC and the Company have entered into a backstop agreement (the “Backstop Agreement”) pursuant to which GSAM Holdings LLC has committed to purchase from the Company up to 12,500,000 shares of the Company’s Class A common stock at a price per share equal to $10.00 immediately prior to (and contingent upon) the Closing, solely to the extent necessary to fund any valid redemptions by the Company’s stockholders that results in the amount by which $1,310,000,000 exceeds the Available Closing Cash being greater than zero dollars, contingent upon the terms and subject to the conditions set forth in the Backstop
Agreement. See Note 8 for further details.

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
On November 12, 2020, the Sponsor agreed to loan the Company up to an aggregate of $2,000,000 pursuant to the working capital note (the “Working Capital Note”). Any amounts borrowed under the Working Capital Note are non-interest bearing, unsecured and are due at the earlier of the date the Company is required to complete its Initial Business Combination pursuant to its amended and restated certificate of incorporation, as amended from time to time, and the closing of the Initial Business Combination. As of September 30, 2021, the Company borrowed $2,000,000 under the Working
Capital Note. See Note 8 for further details.
Administrative Support Agreement
The Company has entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred expenses of $30,000 and $90,000, respectively, under this agreement.
Underwriting Commission
The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering (or $15,000,000) to the underwriters at the closing of the Public Offering, of which $11,250,000 was paid to an affiliate of the Sponsor. The Deferred Underwriting Discount will become payable to the underwriters, solely in the event the Company completes the Initial Business Combination. The Company recorded the Deferred Underwriting Discount of $26,250,000 as a
current
liability on the balance sheet as of September 30, 2021, of which $19,687,500 is payable to an affiliate of the Sponsor.
Letter Agreement
On August 12, 2021, the Sponsor and the Company entered into a letter agreement (the “Letter Agreement”) pursuant to which the Sponsor agreed that if the Business Combination does not close on or before July 2, 2022, or if before such date the Business Combination Agreement is terminated, it will pay any costs and expenses incurred by the Company (the “Additional Expenses”) in excess of any expenses that are paid (i) with the Company’s working capital or (ii) with funds borrowed by the Company under the Working Capital Note; provided that the maximum amount of Additional Expenses payable by the Sponsor shall not exceed $15,000,000. Any amounts paid by the Sponsor under the Letter Agreement are non- interest bearing and unsecured. As of September 30, 2021, the Sponsor has not paid any amounts under the

Letter Agreement. See Note 8 for further details.
Note
6
—Stockholders’ Equity
Common Stock
The authorized common stock of the Company includes up to
 500,000,000
shares of Class A common stock and
50,000,000
shares of Class B common stock.
 Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Class B common stock have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At September 30, 2021, there were 75,000,000 shares of Class A common stock issued and outstanding, of which 75,000,000 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet, and 18,750,000 shares of Class B common stock issued and outstanding. In connection with issuance of shares of Class A common stock, the Company issued 18,750,000 Public Warrants. The Company has determined that the Public Warrants are accounted for separately from shares of Class A common stock.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.
Note
7
—Fair Value Measurements
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$750,097,480	$750,097,480	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$40,123,125	$40,123,125	$—	$—

Warrant Liability – Private Placement Warrants	$20,619,070	$—	$—	$20,619,070

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$750,063,158	$750,063,158	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$48,000,000	$48,000,000	$—	$—

Warrant Liability – Private Placement Warrants	$23,676,615	$—	$—	$23,676,615

As of September 30, 2021, the fair value of Public Warrants issued in connection with the Pu
b
lic Offering have been measured based on the listed market price of such Public Warrants, a Level 1 measurement.
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
For the nine months period ended September 30, 2021 and September 30, 2020, the Company recognized an unrealized gain/(loss) resulting from a decrease/(increase) in the fair value of the warrant liability of
 $10,934,420 and $(30,806,877)
respectively, which is presented in the statements of operations as change in fair value of warrant liability.
The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of September 30, 2021	As of December 31, 2020
Stock price	$10.22	$10.90
Strike Price	$11.50	$11.50
Term (in years)	5.06	5.75
Volatility	29.80%	28.30%
Risk-free interest rate	0.99%	0.47%
Dividend yield	0.00%	0.00%
Fair value	$2.43	$2.79
The change in the fair value of the warrants measured with Level 3 inputs for the nine months ended September 30, 2021 is summarized as follows:

Value of warrant liability measured with Level 3 inputs at December 31, 2020	$23,676,615
Change in fair value of warrant liability measured with Level 3 inputs	(3,057,545)
Transfer in/out	—

Value of warrant liability measured with Level 3 inputs at September 30, 2021	$20,619,070

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8—Subsequent Events
Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no other items which require adjustment or disclosure other than those disclosed below.
On October 20, 2021 (the “Closing Date”), the Company consummated the Transactions contemplated by the Business Combination Agreement. In connection with the Business Combination, stockholders of the Company elected to redeem
14,628,610
shares of Class A common stock, representing approximately 19.5%
of the Company’s issued and outstanding Class A common stock before giving effect to the Business Combination. The Backstop Agreement (see Note 5) was not exercised because the actual redemptions by the public stockholders did not result in Available Closing Cash being less than $1,310,000,000.
As contemplated by the Business Combination Agreement, the Company became the corporate parent of Mirion TopCo. In order to implement a structure similar to that of an “Up-C,” the Company established a Delaware corporation, Mirion IntermediateCo, Inc. (“IntermediateCo”), as a subsidiary of the Company. A newly-formed subsidiary of IntermediateCo merged with and into Mirion TopCo with Mirion TopCo surviving as a wholly-owned subsidiary of IntermediateCo. The Company holds 100% of the voting shares of IntermediateCo Class A common stock, par value $0.0001 per share, and greater than 80% of the shares of IntermediateCo Class B common stock, par value $0.0001 per share (the “IntermediateCo Class B common stock”). The remainder of the shares of IntermediateCo Class B common stock were issued to certain Sellers as described below.
The aggregate business combination consideration (the “Business Combination Consideration”) paid by the Company to the Sellers in connection with the consummation of the Business Combination was $1.3 billion in cash, 30,401,902 newly issued shares of Class A common stock and 8,560,540 newly issued shares of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock” and, together with the Class A common stock, the “Common Stock”). The Sellers receiving shares of Class B common stock also received one share of IntermediateCo Class B common stock per share of Class B common stock as a paired interest (the “paired interests”). Each of the shares of Class A common stock and each paired interest were valued at $10.00 per share for purposes of determining the aggregate number of shares issued to the Sellers; the fair value of each of the shares and each paired interest issued to the Sellers on the closing date was $10.45 per share.
The holders of the Founder Shares agreed to waive the anti-dilution adjustments provided for in the Company’s Amended and Restated Certificate of Incorporation, which were applicable to the Class B common stock. As a result of such waiver, the
 18,750,000
Founder Shares automatically converted into shares of Class A common stock on a one-for-one
basis upon the consummation of the Business Combination. The Founder Shares also became subject to vesting in three equal tranches, based on the volume-weighted average price of the Class A common stock being greater than or equal to
$12.00, $14.00 and $16.00
(each, a “Founder Share Vesting Event”) per share for any
20 trading days in any 30
consecutive trading day period. Vesting of the Founder Shares will be accelerated upon certain sale events based on the per share price of the Class A common stock in such sale event. Holders of the Founder Shares are entitled to vote such Founder Shares and receive dividends and other distributions with respect to such Founder Shares prior to vesting, but such dividends and other distributions with respect to unvested Founder Shares will be set aside by the Company and shall only be paid to the holders of the Founder Shares upon the vesting of such founder shares. The Founder Shares will be forfeited to the Company for no consideration if they fail to vest in accordance with their vesting terms within five years
of the Closing Date.
The PIPE Investment described in Note 1 was consummated substantially concurrently with the Closing.
After giving effect to the Business Combination and the redemption of public shares, as of October 20, 2021 there were 199,523,292 shares of Class A common stock (including 18,750,000 Founder Shares), 8,560,540 shares of Class B common stock, 18,749,979 Public Warrants and 8,500,000
Private Placement Warrants issued and outstanding. Upon the Closing, the Company’s Class A common stock and the Company’s Public Warrants began trading on the New York Stock Exchange under the symbols “MIR” and “MIR WS,” respectively, and the Company’s public units automatically separated into their component securities and, as a result, no longer trade as a separate security and were delisted from the New York Stock Exchange.
On the Closing Date, the Sponsor agreed to waive the Working Capital Note of $2,000,000 (see Note 5).
The Letter Agreement (See Note 5) was not required to be exercised due to the consummation of the Business Combination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
References in this Quarterly Report on Form
10-Q
(this “Quarterly Report”) to “we,” “us,” “our” or the “Company” are to GS Acquisition Holdings Corp II prior to the Business Combination (as defined below). References to our “management” or our “management team” refer to our officers and directors prior to the Business Combination. The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report.
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
Overview
As of September 30, 2021, we were a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).
We completed our initial public offering (the “Public Offering”) on July 2, 2020 (the “Closing Date”) and the private placement of warrants to purchase shares of our Class A common stock (“Private Placement Warrants”) on the Closing Date.
At September 30, 2021, we had current assets of $750,621,780 and current liabilities of $99,502,777.
Recent Developments
On October 20, 2021 (the “Closing Date”), the Company consummated its previously announced business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of June 17, 2021 (as amended, the “Business Combination Agreement”), by and among the Company, Mirion Technologies (TopCo), Ltd, a Jersey private company limited by shares (“Mirion TopCo”), CCP IX LP No. 1, CCP IX LP No. 2, CCP IX Co-Investment LP and CCP IX Co-Investment No. 2 LP (collectively, the “Charterhouse Parties”) and the other holders of A Ordinary Shares and B Ordinary Shares of Mirion TopCo from time to time becoming a party thereto by executing a Joinder Agreement (each, a “Joining Seller” and collectively, the “Joining Sellers” and, together with each Supporting Mirion Holder, each, a “Seller” and, collectively, the “Sellers,” and the transactions contemplated by the Business Combination Agreement, the “Transactions”).
In connection with the Business Combination, stockholders of the Company elected to redeem 14,628,610 shares of Class A common stock, representing approximately 19.5% of the Company’s issued and outstanding Class A common stock before giving effect to the Business Combination. The Backstop Agreement was not exercised because the actual redemptions by the public stockholders did not result in Available Closing Cash being less than $1,310,000,000. See Note 8 to the condensed financial statements included elsewhere in this Quarterly Report.
As contemplated by the Business Combination Agreement, the Company became the corporate parent of Mirion TopCo. In order to implement a structure similar to that of an “Up-C,” the Company established a Delaware corporation, Mirion IntermediateCo, Inc. (“IntermediateCo”), as a subsidiary of the Company. A newly-formed subsidiary of IntermediateCo merged with and into Mirion TopCo with Mirion TopCo surviving as a wholly-owned subsidiary of IntermediateCo. The Company holds 100% of the voting shares of IntermediateCo Class A common stock, par value $0.0001 per share, and greater than 80% of the shares of IntermediateCo Class B common stock, par value $0.0001 per share (the “IntermediateCo Class B common stock”). The remainder of the shares of IntermediateCo Class B common stock were issued to certain Sellers as described below.
The aggregate business combination consideration (the “Business Combination Consideration”) paid by the Company to the Sellers in connection with the consummation of the Business Combination was $1.3 billion in cash, 30,401,902 newly issued shares of Class A common stock and 8,560,540 newly issued shares of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock” and, together with the Class A common stock, the “Common Stock”). The Sellers receiving shares of Class B common stock also received one share of IntermediateCo Class B common stock per share of Class B common stock as a paired interest (the “paired interests”). Each of the shares of Class A common stock and each paired interest were valued at $10.00 per share for purposes of determining the aggregate number of shares issued to the Sellers; the fair value of each of the shares and each paired interest issued to the Sellers on the closing date was $10.45 per share.
The holders of the Founder Shares agreed to waive the anti-dilution adjustments provided for in the Company’s Amended and Restated Certificate of Incorporation, which were applicable to the Class B common stock. As a result of such waiver, the 18,750,000 Founder Shares automatically converted into shares of Class A common stock on a one-for-one basis upon the consummation of the Business Combination. The Founder Shares also became subject to vesting in three equal tranches, based on the volume-weighted average price of the Class A common stock being greater than or equal to $12.00, $14.00 and $16.00 (each, a “Founder Share Vesting Event”) per share for any 20 trading days in any 30 consecutive trading day period. Vesting of the Founder Shares will be accelerated upon certain sale events based on the per share price of the Class A common stock in such sale event. Holders of the Founder Shares are entitled to vote such Founder Shares and receive dividends and other distributions with respect to such Founder Shares prior to vesting, but such dividends and other distributions with respect to unvested Founder Shares will be set aside by the Company and shall only be paid to the holders of the Founder Shares upon the vesting of such founder shares. The Founder Shares will be forfeited to the Company for no consideration if they fail to vest in accordance with their vesting terms within five years of the Closing Date.
Concurrently with the execution of the Business Combination Agreement, GSAH entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors collectively subscribed for 90,000,000 shares of Class A common stock, 20,000,000 of which GSAM Holdings LLC subscribed for, for an aggregate purchase price equal to $900,000,000 (the “PIPE Investment” and, such shares, the “PIPE Shares”). The PIPE Investment was consummated substantially concurrently with the Closing.
After giving effect to the Business Combination and the redemption of public shares, as of October 20, 2021 there were 199,523,292 shares of Class A common stock (including 18,750,000 Founder Shares), 8,560,540 shares of Class B common stock, 18,749,979 Public Warrants and 8,500,000 Private Placement Warrants issued and outstanding. Upon the Closing, the Company’s Class A common stock and the Company’s Public Warrants began trading on the New York Stock Exchange under the symbols “MIR” and “MIR WS,” respectively, and the Company’s public units automatically separated into their component securities and, as a result, no longer trade as a separate security and were delisted from the New York Stock Exchange.
On November 12, 2020, the Sponsor agreed to loan us up to an aggregate of $2,000,000 pursuant to the working capital note (the “Working Capital Note”). Any amounts borrowed under the Working Capital Note were non-interest bearing, unsecured and were due at the earlier of the date we were required to complete our Initial Business Combination pursuant to our amended and restated certificate of incorporation, as amended from time to time, and the closing of the Initial Business Combination. As of September 30, 2021, we borrowed $2,000,000 under the Working Capital Note. On the Closing Date, the Sponsor agreed to waive the Working Capital Note.
On August 12, 2021, we entered into a letter agreement with the Sponsor (the “Letter Agreement”) pursuant to which the Sponsor agreed that if the Business Combination did not close on or before July 2, 2022, or if before such date the Business Combination Agreement was terminated, it will pay any costs and expenses incurred by us (the “Additional Expenses”) in excess of any expenses that were paid (i) with our working capital or (ii) with funds borrowed by us under the Working Capital Note; provided that the maximum amount of Additional Expenses payable by the Sponsor could not exceed $15,000,000. Any amounts paid by the Sponsor under the Letter Agreement were to be non-interest bearing and unsecured. As of September 30, 2021, the Sponsor had not paid any amounts under the Letter Agreement. The Letter Agreement was not required to be exercised due to the consummation of the Business Combination.

Results of Operations
For the nine months ended September 30, 2021, we had net income (loss) of $(10,341), of which $10,934,420 is related to the change in the fair value of the warrant liability and $(11,631,971) is related to general and administrative expenses, which were primarily related to the proposed Business Combination. For the nine months ended September 30, 2020 we had net income (loss) of $(32,176,518) of which $(30,806,877) related to the change in the fair value of the warrant liability and $(1,503,418) related to general and administrative expenses. Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our Public Offering, and since the offering through the Business Combination, our activity was limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.
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
The registration statement relating to our Public Offering was declared effective by the SEC on June 29, 2020. On June 30, 2020, the underwriters exercised a portion of their option to purchase additional units. Our Public Offering of 75,000,000 units (the “Units”), including 5,000,000 Units pursuant to the underwriters’ partial exercise of such option, closed on July 2, 2020. Simultaneously with the closing of the Public Offering, we closed the private placement of an aggregate of 8,500,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, to the Sponsor, at a price of $2.00 per Private Placement Warrant, generating proceeds of $17,000,000. On the Closing Date, we placed $750,000,000 of proceeds (including $26,250,000 of deferred underwriting discount) from the Public Offering and the Private Placement Warrants into a U.S. based trust account, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and held $2,000,000 of such proceeds outside the Trust Account.
At September 30, 2021, we had cash held in a custodian account of $195,542 and working capital of $651,119,003.
We did not need to raise additional funds in order to meet the expenditures required for operating our business prior to the Business Combination, due to the Working Capital Note (as defined below) and Letter Agreement (as defined below).
On November 12, 2020, the Sponsor agreed to loan us up to an aggregate of $2,000,000 pursuant to the working capital note (the “Working Capital Note”). Any amounts borrowed under the Working Capital Note were non-interest
bearing, unsecured and were due at the earlier of the date we were required to complete our Initial Business Combination pursuant to our amended and restated certificate of incorporation, as amended from time to time, and the closing of the Initial Business Combination. As of September 30, 2021, we borrowed $2,000,000 under the Working Capital Note. On October 20, 2021, the Sponsor agreed to waive the Working Capital Note.
On August 12, 2021, we entered into a letter agreement with the Sponsor (the “Letter Agreement”) pursuant to which the Sponsor agreed that if the Business Combination did not close on or before July 2, 2022, or if before such date the Business Combination Agreement was terminated, it will pay any costs and expenses incurred by us (the “Additional Expenses”) in excess of any expenses that were paid (i) with our working capital or (ii) with funds borrowed by us under the Working Capital Note; provided that the maximum amount of Additional Expenses payable by the Sponsor could not exceed $15,000,000. Any amounts paid by the Sponsor under the Letter Agreement were to be non-interest bearing and unsecured. As of September 30, 2021, the Sponsor had not paid any amounts under the Letter Agreement.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements not otherwise disclosed. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements.
We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial
agreements involving assets not otherwise disclosed.
Contractual Obligations
At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On June 29, 2020, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the completion of the Business Combination, we ceased paying these monthly fees. For the three and nine months ended September 30, 2021, we incurred expenses of $30,000 and $90,000, respectively, under this agreement.
The underwriters of the Public Offering were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($15,000,000) was paid at the closing of the Public Offering and 3.5% ($26,250,000) was deferred. The deferred underwriting discount was paid to the underwriters upon the completion of the Business Combination.
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
Net Income Per Common Share
Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock was excluded from earnings per share as the redemption value did not exceed fair value.
As of September 30, 2021, we had outstanding warrants to purchase of up to 27,250,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants was contingent upon the occurrence of future events. As of September 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the periods.
Redeemable Shares of Class A Common Stock
All of the 75,000,000 shares of Class A common stock sold as parts of the Units in the Public Offering contained a redemption feature. In accordance with the Accounting Standards Codification
480-10-S99-3A
(“ASC 480”), “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all shares of Class A common stock as redeemable.
Warrant Liability
We account for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants has been estimated using a Black-Scholes-Merton model and the fair value of Public Warrants issued in connection with the Public Offering have been measured based on the listed market price of such Public Warrants.
Profits Interests
Membership interests issued by the Sponsor as profits interests represent compensation to certain individuals for services the Company received from these individuals through and following the closing of the Business Combination. Although the Company is not a direct party to the profits interests, it would attribute compensation expense equal to the fair value of these arrangements. There was no impact of compensation expense attribution for the three months and nine months ended September 30, 2021 and September 30, 2020.
Subscription Agreements
The Subscription Agreements involved only physical settlement in a fixed number, it qualifies for equity classification under ASC 815, and, therefore, is not periodically remeasured to fair value.
Backstop Agreement
The Backstop Agreement involved a conditional obligation that the Company must settle by issuing a variable number of its shares, where the monetary value was predominantly based on variations in something other than the fair value of the Company’s shares. It was initially and subsequently measured at fair value under Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” There was no impact from the Backstop Agreement for the three and nine months ended September 30, 2021 and September 30, 2020.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have had a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of September 30, 2021, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, on the date the Public Offering closed, were invested in money market funds that meet certain conditions under Rule
2a-7
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon his evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and Warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s financial statements for the year ended December 31, 2020, its balance sheet as of July 2, 2020, and its interim financial statements for the quarter ended September 30, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Quarterly Report, before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances may have an adverse effect on our business, cash flows, financial condition and results of operations. You should also carefully consider the following risk factors in addition to the other information included in this prospectus, including matters addressed in the section entitled “Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Unless otherwise stated in this section or the context otherwise requires, this section refers to Mirion Technologies, Inc. after giving effect to the consummation of the Business Combination, including references to “we,” “us,” “our,” or the “Company.”. Unless otherwise stated in this section or the context otherwise requires, references to:
“ASC 815” are to the Accounting Standards Codification 815;
“Board” and “Board of Directors” are to the board of directors of Mirion Technologies, Inc. following the closing of the Business Combination;
“Bylaws” are to the bylaws of Mirion Technologies, Inc. in effect as of the date of this Quarterly Report;
“Charter” are to the certificate of incorporation of Mirion Technologies, Inc. in effect as of the date of this Quarterly Report;
“COVID-19” are
to SARS-CoV-2 or COVID-19, and any
evolutions thereof or any other epidemics, pandemics or disease outbreaks;
“DGCL” are to the General Corporation Law of the State of Delaware;
“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
“fiscal 2021” are to the twelve months ended June 30, 2021; Mirion TopCo’s fiscal year previously ended on June 30 of each year before the consummation of the business combination;
“fiscal 2020” are to the twelve months ended June 30, 2020;
“fiscal 2019” are to the twelve months ended June 30, 2019;
“founder shares” are to the Founder Shares (as defined in the notes to the financial statements included in this Quarterly Report)
“GSAH” are to GS Acquisition Holdings Corp II, prior to the consummation of the Business Combination;
“Mirion TopCo” are to Mirion Technologies (TopCo), Ltd;
“private placement warrants” are to the Private Placement Warrants (as defined in the notes to the financial statements included in this Quarterly Report);

“public warrants” are to the Public Warrants (as defined in the notes to the financial statements included in this Quarterly Report);
“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
“Securities Act” are to the Securities Act of 1933, as amended;
Summary of Principal Risk Factors

•	We have incurred operating losses in the past and expect to incur operating losses in the future.

•	If we are unable to develop new products or enhance existing products to meet our customers’ needs and compete favorably in the market, we may be unable to attract or retain customers.

•	We operate in highly competitive markets and in some cases compete against larger companies with greater financial resources.

•	Our customers may reduce or halt their spending on our products and services.

•	Our sales cycles in certain end markets can be long and unpredictable.

•
Our growth plans depend in part on growth through acquisitions, and these plans involve numerous risks. If we are unable to make acquisitions, or if we are not successful in integrating the technologies, operations and personnel of acquired businesses or fail to realize the anticipated benefits of an acquisition, our operations may be materially and adversely affected.

•
Certain of our products require the use of radioactive sources or incorporate radioactive materials, which subjects us and our customers to regulations, related costs and delays and potential liabilities for injuries or violation of environmental, health and safety laws.

•
Accidents involving nuclear power facilities, including but not limited to events similar to Fukushima, or terrorist acts or other high profile events involving radioactive materials could materially and adversely affect our customers and the markets in which we operate and increase regulatory requirements and costs that could in turn materially and adversely affect our business.

•	We have, and we intend to continue pursuing, fixed-price contracts. Our failure to mitigate certain risks associated with such contracts may result in reduced margins.

•
We operate as an entrepreneurial, decentralized company, which presents both benefits and certain risks. In particular, significant growth in a decentralized operating model may put strain on certain business group resources and our corporate functions, which could materially and adversely affect our business, financial condition and results of operations.

•	A failure to expand our manufacturing capacity and scale our capabilities to manufacture new products could constrain our ability to grow our business.

•
We rely on third-party manufacturers to produce
sub-components
for certain of our products and services. If our manufacturers are unable to meet our requirements, or are subject to unanticipated disruptions, our business could be harmed.

•
We rely on third-party sales representatives to assist in selling our products and services, and the failure of these representatives to perform as expected or to secure regulatory approvals in jurisdictions where they are required to do so could reduce our future sales.

•	If our suppliers experience supply shortages and prices of commodities or components that we use in our operations increase, our results of operations could be materially and adversely affected.

•
We derive a material portion of our revenue from contracts with governmental customers or their contractors. Such customers are subject to increased pressures to reduce expenses. Government-funded contracts may also contain unusual or more onerous terms and conditions that are not common among commercial customers or risk subjecting us to audits, investigations, sanctions and penalties.

•
A failure or breach of our or our vendors’ information technology, or IT, data security infrastructure, or the security infrastructure of our products, or the discovery or exploitation of defects or vulnerabilities in the same, has subjected us in the past and may in the future subject us and our products to increased vulnerability to unauthorized access and cyberattacks and could materially and adversely impact our or our customers’ business, financial condition, reputation and operations.

•	Our customers’ localization requirements, in particular in China, India and South Korea, could materially and adversely affect our business.

•	We and our customers operate in highly regulated industries that require us and them to obtain, and comply with, federal, state, local and foreign government permits and approvals.

•
We operate in a highly litigious industry and are, thus, subject to risks related to legal claims and proceedings filed by or against us, and adverse outcomes in these matters may materially harm our business.

•
We must comply with the U.S. Foreign Corrupt Practices Act, or FCPA, and analogous
non-U.S.
anti-bribery statutes including the UK Bribery Act. Our third-party sales representatives’ or distributors’ failure to comply with such laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and materially and adversely affect our business, financial condition and results of operations.

•
Legal compliance with import and export controls, as well as with sanctions, in the United States and other countries, is complex, and compliance restrictions and expenses could materially and adversely impact our revenue and supply chain.

•	We could incur substantial costs as a result of violations of, or liabilities under, environmental laws.

•
Certain of our products and software are subject to ongoing regulatory oversight by the FDA or equivalent regulatory agencies in international markets and if we are not able to obtain or maintain the necessary regulatory approvals we may not be able to continue to market and sell such products which may materially and adversely affect our business.

•	There is no guarantee that an active and liquid public market for our securities will develop.
Risks Related to Our Business and Industry
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as
COVID-19.
The global spread of
COVID-19
has created significant volatility, uncertainty and worldwide economic disruption, resulting in an economic slowdown of potentially extended duration.
COVID-19
has had an adverse impact on our operations and supply chains, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we have experienced unpredictable reductions in demand for certain of our products and services. Many employers in the United States and Europe, including us, are continuing to require some of their employees to work from home or not go into their offices or customers’ facilities. In addition to existing travel restrictions, countries may continue to close or decline to reopen borders, impose prolonged quarantines, and further restrict travel, which could significantly impact our ability to support our sites and customers in those locations and the ability of our employees to get to their places of work to produce products, or significantly hamper our products from moving through the supply chain. As a result,
COVID-19
may materially adversely affect revenue growth in certain of our businesses, primarily those serving our medical end markets, and it is uncertain how materially
COVID-19
will affect our global operations generally if these impacts were to persist or worsen over an extended period of time. The extent and duration of the impacts are uncertain and dependent in part on customers returning to work and economic activity ramping up.

The impact of
COVID-19
on our customers has affected our sales operations in certain ways. For example, we have experienced increased customer disputes regarding orders, delayed customer notices to proceed with production, delayed payment from customers and, on rare occasions, customers have refused to pay for their orders entirely.
Our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our factory employees. The ability of our employees to work may be impacted by individuals contracting or being exposed to
COVID-19.
While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our employees, these measures may not be successful, and we may be required to temporarily close facilities or take other measures. For example, two of our facilities have undergone brief closures due to the
COVID-19
pandemic. While we are staying in close communication with our sites, employees, customers and suppliers and acting to mitigate the impact of this dynamic and evolving situation, the duration and extent of the effect of
COVID-19
on us is not determinable.
The duration and extent of the impact from the
COVID-19
pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the existence of any additional waves of the pandemic, the extent and effectiveness of containment actions, treatment and prevention measures, including vaccines, and the impact of these and other factors on our customers, employees, suppliers and other business partners. Moreover, to the extent the
COVID-19
pandemic or any worsening of the global business and economic environment as a result thereof, continues to adversely affect our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described under “—Risks Related to Our Business Operations.”
We have incurred operating losses in the past and expect to incur operating losses in the future.
As of June 30, 2021 and June 30, 2020 we had an accumulated deficit of $888.0 million and $729.7 million, respectively. For fiscal 2021 we experienced a net loss of $158.4 million. We cannot assure you that we will achieve positive net income in any future period. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we will incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.
Our financial performance may be variable.
Our business depends on the demand for our radiation detection, measurement, analysis and monitoring products, our nuclear medicine and related quality management products, and services in the nuclear, defense, medical and other end markets. In the past, the demand for our products in these markets has fluctuated due to a variety of factors, many of which are beyond our control. This has caused our financial performance to fluctuate. Among the factors affecting our performance are:

•	general economic conditions, both domestically and internationally, including inflation, recession and interest rate fluctuations;

•	the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;

•	the timing of revenue recognition, which often requires customer acceptance of the delivered products;

•	delays, postponements or cancellations of construction or decommissioning of NPPs caused by, for example, financing difficulties or regulatory delays;

•	adverse economic, financial and/or political conditions, as well as manmade or natural disasters, such as pandemics, in one or more of our target end markets;

•	variations in the volume of orders for a particular product or product line in a particular quarter;

•	the size and timing of new contract awards;

•	the timing of the release of government funds for procurement of our products;

•	the degree to which new end markets emerge for our products;

•	the budget cycles of U.S. and foreign governments and commercial enterprises that affect timing of order placement for or delivery of our products;

•	the tendency of commercial enterprises to fully utilize annual capital budgets prior to expiration;

•	international trade conditions, such as the tariffs imposed by both the United States and China on the import of certain goods; and

•	changes in laws or regulations affecting our target end markets, in particular the medical market.

•	If we are unable to develop new products or enhance existing products to meet our customers’ needs and compete favorably in the market, we may be unable to attract or retain customers.
The markets in which we compete are subject to technological changes, product obsolescence and evolving industry standards. Our ability to successfully compete in these markets and to continue to grow our business depends in significant part upon our ability to develop, introduce and sell new and enhanced products in a timely and cost-effective manner, and to anticipate and respond to changing customer requirements. We have experienced, and may in the future experience, delays in the development and introduction of new products.
These delays could provide a competitor a
first-to-market
advantage or greater market share. Defects or errors found in our products after commencement of commercial shipment could result in delays in market acceptance of these products. Our nuclear medicine and imaging products may become obsolete or unmarketable if new technologies are introduced to the market, or if new industry standards emerge. We may not be able to leverage our assets to diversify our products and services fast enough to generate revenue beyond our current markets in a timely manner. If we are unable to diversify our product and service offerings quickly enough to respond to market changes, our financial viability may worsen.
Our ability to successfully develop and introduce new products and product enhancements, and the revenues and costs associated with these efforts, will be affected by our ability to:

•	properly identify and address customer needs;

•	in the case of our medical end market, educate medical providers about the use of new products and services;

•	comply with internal quality assurance systems and processes in a timely and efficient manner;

•	manage regulatory approvals and clearances including their timing and costs;

•	accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;

•	manufacture and deliver our products in sufficient volumes on time and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

•	meet our product development plan and launch timelines;

•	improve manufacturing yields of components; and

•	manage customer demands for retrofits of both old and new products.
Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations.
Accordingly, we cannot assure you that our future product development efforts will be successful.
We operate in highly competitive markets and in some cases compete against larger companies with greater financial resources.
The market for our products and services is fragmented, with a variety of small and large competitors, where the degree of fragmentation and the identities of our competitors vary among our target end markets. Some of our competitors have greater financial resources than do we, and they may be able to focus those resources on developing products or services that are more attractive to potential customers than those that we offer, or on lobbying efforts to enhance their prospects of obtaining government contracts. Some of our competitors, for example, are substantially larger and better capitalized than we are and have the ability to combine solutions into an integrated offering at attractive prices. Our competitors may offer these solutions at prices below cost in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices to compete, and reduce our market share and revenue, any of which could materially and adversely affect our business, financial condition and results of operations.
Our customers may reduce or halt their spending on our products and services.
A variety of factors may cause our existing or future customers to reduce or halt their spending on radiation detection, measurement, analysis and monitoring products and services. These factors include:

•	unfavorable financial conditions and strategies of our customers;

•	for the nuclear end market, civic opposition to or changes in government policies regarding nuclear operations or a reduction in demand for nuclear generating capacity;

•	accidents, terrorism, natural disasters or other incidents occurring at our facilities, the facilities of our customers or at any other place; and

•	the decision by one or more of our customers to acquire one of our competitors or otherwise insource the services we provide.
Our sales cycles in certain end markets can be long and unpredictable.
Our sales efforts for many of our products involve substantial discussion with customers regarding product configuration and deployment. This process can be extremely lengthy and time consuming and typically involves a significant product evaluation process. For example, the typical sales cycle for products whose procurement relates to the construction of new, or the refurbishment of existing, nuclear power plants (“NPPs”), ranges from 12 to 36 months and has, in some cases, extended up to 60 months or more. In the medical end market, the typical sales cycle depends upon the type of product and whether the sales are international or within the United States, and can range from 1 to 18 months. In addition, these customers generally make a significant commitment of resources to test and evaluate our products prior to purchase. As a result, our sales process is often subject to delays associated with the lengthy approval processes that typically accompany the design, testing and adoption of new, technologically complex products. This results in us investing significant resources prior to orders being placed for our products, with no assurances that we will secure a sale.
In addition, a significant amount of time can pass before we recognize the revenue associated with an order once it has been placed. We may need a notice to proceed with an order from the customer before starting to execute the customer’s order, which may delay revenue recognition. We may also not recognize revenue for sales of certain of our products until the customer certifies the successful installation and operation of the product, which can be many months or, particularly with regard to our Sensing Systems and Radiation Monitoring Systems products, years following the receipt of a customer order. The installation of our equipment may also be subject to construction or scheduled outage delays unrelated to our products, which can further defer the recognition of revenue.

We exercise judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the performance obligation. Revenue recognized on an over-time basis for the year ended June 30, 2021 accounted for approximately 25% of total net sales. Typically, overtime revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Changes in total estimated costs are recognized using the cumulative catch-up
method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on our consolidated financial position, results from operations, or cash flows.
Our long and uncertain sales cycle and the unpredictable period of time between the placement of an order and our ability to recognize the revenue associated with the order makes revenue predictions difficult, particularly on a quarterly basis, and can cause our operating results to fluctuate significantly.
Our growth plans depend in part on growth through acquisitions, and these plans involve numerous risks. If we are unable to make acquisitions, or if we are not successful in integrating the technologies, operations and personnel of acquired businesses or fail to realize the anticipated benefits of an acquisition, our operations may be materially and adversely affected.
As part of our business and growth strategy, we have made and plan to continue to make acquisitions of, or significant investments, in businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce, reinforce our supply chain or enhance our technological capabilities.
For example, in fiscal 2020, we acquired Premium Analyse, a key player in the radioactive gas detection market and measurement of tritium, Selmic, an electronic component manufacturer of sensors, modules, and devices serving in automotive, transportation, medical, security, defense, and telecom industries, and Capintec, a leading supplier of calibration and measurement technologies for nuclear medicine applications. We also acquired the Personal Radiation Dosimeter facility from the Helmholtz Zentrum of Munich. In fiscal 2021, we acquired Biodex, a provider of nuclear instruments, imaging equipment and rehabilitation systems, DOSImetrics, a provider of personnel dosimetry systems, and Sun Nuclear, a provider of radiation oncology quality assurance. We plan to continue exploring additional acquisition opportunities in the future. If our expected returns on these transactions are not achieved, it could adversely impact our business, results of operations and financial condition.
We plan to continue exploring additional acquisition opportunities in the future but we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed.
Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or realize the anticipated benefits of any acquisitions we do undertake. Our ability to grow our business through acquisitions is subject to numerous risks, including competition for the acquisition of attractive or promising businesses or assets, the need to finance such acquisitions through cash on hand or debt or equity financing, and the need to secure required governmental approvals under antitrust and competition laws in the United States and worldwide. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Where we succeed in acquiring a business or assets, we are exposed to many risks, including:

•	problems integrating the new personnel or the purchased operations, technologies or products;

•	difficulty securing adequate working capital;

•	unanticipated costs associated with the acquisition;

•	negative effects on our ability to generate excess free cash flow;

•	negative effects on profitability;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	loss of key employees of the acquired business;

•	our assumption of legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs;

•	litigation arising from the operations before they were acquired by us; and

•	difficulty completing financial statements and audits.
Our inability to overcome problems encountered in connection with any acquisition could divert the attention of management, consume scarce corporate resources and otherwise harm our business. If our expected returns on these transactions are not achieved, it could adversely impact our business, results of operations and financial condition.
Many of our products and services involve the detection, identification, measurement or monitoring of radiation and the failure of our products or services to perform to specification could materially and adversely affect our business, financial condition or results of operations.
Our products and services involve the detection and monitoring of radiation and are crucial components of the safety measures employed with respect to ionizing radiation. In the medical end market, our products and services are often used, for example, to ensure that radiation oncology patients receive accurate doses of radiation. In order to ensure the safety of such patients, we are committed to upholding high standards of precision and accuracy for our products. The failure of our products to perform to specification could result in personal injury or death and property damage (including environmental contamination), or the incorrect treatment being administered to patients. Legal and regulatory actions taken in response to product failure could result in significant costs to us. Additionally, the failure of our products to perform to specification could adversely affect market perception of the quality and effectiveness of our products and services, which would harm our ability to attract new customers and could cause our existing customers to cease doing business with us.
While we have attempted to secure appropriate insurance coverage at a reasonable cost, we do not insure against all risks and a claim can exceed the limits of our policies. We cannot assure you that our insurers will pay a particular claim, or that we will be able to maintain coverage at reasonable rates in the future, or at all. We may also be subject to significant deductibles.
Our contracts with customers generally seek to limit our liability in connection with product failure, but we cannot assure you that these contractual limitations on liability will be effective or sufficient in scope in all cases or that our insurance will cover the liabilities we have assumed under these contracts. The costs of defending against a claim arising out of such failure, and any damages awarded as a result of such a claim, could adversely affect our business, financial condition and results of operations.
Certain of our products require the use of radioactive sources or incorporate radioactive materials, which subjects us and our customers to regulations, related costs and delays and potential liabilities for injuries or violation of environmental, health and safety laws.

The majority of our products designed to detect, quantify and analyze ionizing radiation require the use of radioactive sources for testing and calibration. The required radioactive sources, or other sources of ionizing radiation, e.g.,
X-ray
machines, are held by our facilities performing these tests and calibrations. Our customers hold equivalent sources for ongoing testing and re-calibration.
Customers often acquire the radioactive sources directly from third party providers but may also purchase the sources from us as accessory to the product.
Certain of our reactor instrumentation and control equipment and systems in our Industrial segment incorporate radioactive materials. In all such cases, licenses for radioactive sources and materials or other sources of ionizing radiation are provided by the appropriate regulatory authority in the relevant jurisdiction and such authorities may be at the state or national level. Our failure or any customer’s failure to obtain the necessary license for radioactive sources or materials required by or incorporated into our products could result in the cancellation or delay of purchases by our customers, or remedial action by the relevant regulators.
While the specific process and criteria for receiving a license differ from jurisdiction to jurisdiction, it generally involves an application process in which we: identify a person or persons who have appropriate training and experience to be a health physics/radiation safety officer; specify the radioactive sources or materials sought to be licensed, their physical form (i.e., sealed or unsealed) and maximum possession limits on the amount of each type of radioactive element or compound sought under the license; specifies their intended use (e.g., calibration, testing, quality assurance, manufacturing); and, set forth written policies and procedures to ensure that we have adequate measures in place to ensure health and safety. These policies and procedures typically must be designed to ensure worker, workplace and public safety, including emergency plans; set forth the proper handling, control and security of radioactive sources or materials on site; detail any disposal or decommissioning considerations; and adequately train personnel at the site in proper access to, and handling of, radioactive sources or materials.
Our noncompliance with or failure to properly implement such policies and procedures could delay or otherwise preclude us from obtaining the necessary license for radioactive sources or materials required by or incorporated into our products, which could result in the cancellation or delay of purchases by our customers.
The particular license requirements in a given jurisdiction are normally tailored to the specific radioactive elements or compounds involved, their physical form, and possession limits. Once authorities complete their application review and any required follow-up,
the authority issues the site a license which imposes specific on-going
compliance obligations that typically include requirements for us to pay periodic licensing fees, submit periodic written compliance reports, and agree to periodic site inspections by regulators, which may be announced or unannounced. Our failure to comply with any of these on-going
obligations could result in the revocation of the necessary license for radioactive sources or materials required by or incorporated into our products, which could result in the cancellation or delay of purchases by our customers.
We are subject to federal, state and local regulations governing storage, handling and disposal of these radioactive materials and waste products. Outside of the United States, we are also subject to radiation regulations that vary from country to country. The improper storage, use and disposal of such materials by us and/or our customers could result in direct or secondary liability, including penalties and fines, to us in the event of environmental contamination or physical injury. We cannot eliminate the risk of accidental contamination or injury from those radioactive materials nor can we control the practices of our customers. The sale and use of our products with radioactive sources or materials could also lead to the filing of claims if someone were to allege injury from the use of one of our products or allege that one of our products was defective. Such a claim could result in substantial damages, be costly and time-consuming to defend and adversely affect the marketability of our products and our reputation.
We and many of our customers operate in a politically sensitive environment, and the public perception of nuclear energy or nuclear medicine can affect our customers and us.
We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Opposition by third parties can delay or prevent the construction of new nuclear power plants and can limit the operation of nuclear reactors. Adverse public reaction to developments in the use of nuclear power could directly affect our customers and indirectly affect our business. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes delaying construction schedules by decades or more or even shutting down operations. In addition, anti-nuclear groups in Germany successfully lobbied for the adoption of the Nuclear Exit Law in 2002, which requires the shutdown of all German NPPs by 2022. Adverse public reaction could also lead to increased regulation or limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers and our business.

Accidents involving nuclear power facilities, including but not limited to events similar to Fukushima, or terrorist acts or other high profile events involving radioactive materials could materially and adversely affect our customers and the markets in which we operate and increase regulatory requirements and costs that could in turn materially and adversely affect our business.
Successful execution of our business model in the nuclear power end market is dependent upon a certain level of public support for nuclear power. Nuclear power faces strong opposition from certain competitive energy sources, individuals, and organizations. The accident that occurred at the Fukushima nuclear power plant in Japan beginning on March 11, 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to new construction of nuclear power plants, an early shut down of existing power plants, or a dampening of the favorable regulatory climate needed to introduce new nuclear technologies. As a result of the Fukushima accident, some countries that were considering launching new domestic nuclear power programs have delayed or cancelled the preparatory activities they were planning to undertake as part of such programs. If accidents similar to the Fukushima disaster or other events, such as terrorist attacks involving nuclear facilities, occur, public opposition to nuclear power may increase, regulatory requirements and costs could become more onerous and customer demand for our products in the nuclear end market could suffer, which could materially and adversely affect our business and operations.
We have, and we intend to continue pursuing, fixed-price contracts. Our failure to mitigate certain risks associated with such contracts may result in reduced margins.
We estimate that approximately a quarter of our revenue was associated with contracts with a duration of 12 months or longer and approximately 60% of such revenue was associated with contracts with fixed-price arrangements which do not provide for price escalation in the event of unanticipated cost overruns, in each case for the fiscal year ended June 30, 2021. Under these contracts, we perform our services and provide our products at a fixed price. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. We have in the past experienced unanticipated cost overruns on some of our fixed-price contracts. If our cost estimates for a contract are inaccurate or if we do not execute the contract within our cost estimates, we may incur losses or the contract may not be as profitable as we expected. In addition, even though some of our longer-term contracts contain price escalation provisions, such provisions may not fully provide for cost increases, whether from inflation, the cost of goods and services to be delivered under such contracts or otherwise. In addition, we are sometimes required to incur costs in connection with modifications to a contract that may not be approved by the customer as to scope or price, or to incur unanticipated costs, including costs for customer-caused delays, errors in specifications or designs or contract termination, that we may not be able to recover. These, in turn, could adversely affect our business, financial condition and results of operations. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, such as:

•	failure to properly estimate, or changes in, the costs of material, components or labor;

•	inflation and currency exchange rate fluctuations;

•	unanticipated technical problems with the products or services being supplied by us, which may require that we spend our own money to remedy the problem;

•	our suppliers’ or subcontractors’ failure to perform;

•	difficulties of our customers in obtaining required governmental permits or approvals;

•	changes in local laws and regulations;

•	unanticipated delays in construction of new NPPs and decommissioning of existing NPPs; and

•	limited history with new products and new customers.
Furthermore, we intend to continue pursuing longer-term contracts which may continue to contain fixed-price arrangements, and the amount of revenue associated with such contracts may change in future periods. As a result of one or more of these factors, we may incur losses or contracts may not be as profitable as we expect, and this could materially and adversely affect our business, financial condition and results of operations.
We may not realize all of the sales expected from our backlog of orders and contracts, and amounts included in our order backlog may not result in actual revenue or translate into profits.
Although the amount of our backlog is based on signed purchase orders or other written contractual commitments, we cannot guarantee that our order backlog will result in actual revenue in the originally anticipated period or at all. For fiscal 2021, our estimated combined order backlog was $715.8 million. The majority of our combined backlog is considered firm and expected to be delivered within one year. In addition, the mix of contracts included in our order backlog can greatly affect our margins in future periods, which may not be comparable to our historical product mix and operating results. Our customers may experience project delays or cancel orders due to factors beyond our control. If customers terminate, reduce or defer firm orders, whether due to fluctuations in their business needs or purchasing budgets or other reasons, our sales will be adversely affected and we may not realize the revenue we expect to generate from our backlog or, if realized, the revenue may not translate into profit. If our order backlog fails to result in revenue in a timely manner or at all, we could experience an overall reduction in revenue and liquidity.
Risks Related to Our Business Operations
We operate as an entrepreneurial, decentralized company, which presents both benefits and certain risks. In particular, significant growth in a decentralized operating model may put strain on certain business group resources and our corporate functions, which could materially and adversely affect our business, financial condition and results of operations.
The business is organized in two reportable business segments: Medical and Industrial. Our Medical segment is based around our sales, products and services to customers in the medical market. The Industrial segment is primarily based around the nuclear energy, defense, laboratories and scientific research markets as well as other industrial markets.
The decentralization of our organization structure necessarily places significant control and decision-making powers in the hands of local management, which presents certain risks, including the risk that we may be slower to detect or react to compliance-related matters, that “company-wide” business initiatives may be more challenging or costly to implement, and the risk of noncompliance or failures is higher than they may be in a more centralized operating environment. In addition, key business group resources and our corporate functions, which are leanly staffed but responsible for supporting our decentralized operations, may also not be able to detect or resolve financial, operational, and compliance matters on a timely basis. Our failure to adapt our financial, operational and compliance controls and systems to effectively manage our decentralized business and comply with our obligations as a public company could materially and adversely affect our business, financial condition or results of operations.

A failure to expand our manufacturing capacity and scale our capabilities to manufacture new products could constrain our ability to grow our business.
The future growth of our business depends on our ability to successfully expand our manufacturing capacity. For example, we experienced manufacturing delays with one of our suppliers, Selmic, in connection with ramping up production of our Mirion Battlefield Dosimeter. To ensure on-time
deliveries going forward, we acquired Selmic and invested resources in resolving the manufacturing issues that caused delays. Expansion of our manufacturing capacity may also require us to obtain regulatory approvals or additional financing. Delay in the expansion of our manufacturing capacity could constrain our ability to grow our business, which would adversely affect our business, financial condition and results of operations.
Similarly, we could have substantial difficulty in dealing with rapid growth in markets for new products that we may introduce. If demand for our new products increases rapidly, we will need to expand internal production capacity or implement additional outsourcing. Success in developing, manufacturing and supporting products manufactured in small volumes does not guarantee comparable success in operations conducted on a larger scale. Manufacturing yields and product quality may decline as production volumes increase. If we are unable to deliver products quickly and cost effectively and in the requisite volumes, our customers may decline to purchase our new products or may purchase substitute products offered by our competitors. The costs associated with implementing new manufacturing technologies, methods, and processes, including the purchase of new equipment, and any resulting delays, inefficiencies and loss of sales, could harm our results of operations.
We rely on third-party manufacturers to produce
sub-components
for certain of our products and services. If our manufacturers are unable to meet our requirements, or are subject to unanticipated disruptions, our business could be harmed.
We use third-party manufacturers to produce
sub-components
for certain of our products. From time to time demand for our products has grown faster than the supply capabilities of these vendors. For example, significant growth in our Instadose product line required additional inventory purchasing to meet demand. In many cases, these manufacturers have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities for many of our manufacturers, and our manufacturers may reallocate capacity to other customers, even during periods of high demand for our products or services. We have in the past experienced, and may in the future experience, quality control issues and delivery delays with our manufacturers due to factors such as materials shortages, outages of specialized manufacturing equipment, high industry demand, inability of our manufacturers to consistently meet our quality or delivery requirements, or long lead times for components that could delay deliveries. Component manufacturers that sell to our suppliers may decide to stop producing certain components, declaring end-of-life
for critical components and limiting supply of these components. In such cases, we would need to identify component alternatives, redesign electronic components or requalify electronic designs, which would require time and resources. In addition, third-party manufacturers may have financial difficulties and face the risk of bankruptcy, especially in light of the current worldwide economic downturn. If one of our suppliers was to cancel or materially change a commitment with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products or services cost effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, financial condition and results of operations. We may qualify additional suppliers in the future which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our dependence on our current suppliers.
In addition, our suppliers (and those they depend upon for materials and services) are subject to risks, including
COVID-19-related
supplier plant shutdowns or slowdowns, labor disputes or constraints, union organizing activities, intellectual property claims, financial liquidity, information technology failures, inclement weather, natural disasters, significant public health and safety events, supply constraints, and general economic and political conditions that could limit their ability to provide us with materials. Insurance for certain disruptions may not be available, affordable or adequate. The effects of climate change, including extreme epidemics and pandemics, weather events, long-term changes in temperature levels, sea level rise and water availability may exacerbate these risks. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products.

We derive a significant portion of our revenue from international sales and our operations in foreign countries are subject to political, economic, legal and other risks, which could materially and adversely affect us.
Revenue generated from outside of North America accounted for approximately 45% of our net sales in fiscal 2021 and approximately 48% of our net sales in both fiscal 2020 and 2019. We anticipate that international sales will continue to constitute a material percentage of our total net sales in future periods. As a result, our operations are subject to risks associated with global operations and sales, including:

•	foreign currency exchange fluctuations;

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	difficulties in accounts receivable collections;

•	difficulties in protecting and enforcing our intellectual property;

•	difficulties in staffing and managing international operations;

•	difficulties in managing sales agents, distributors and other third parties;

•	coordination regarding, and difficulties in obtaining, governmental approvals for products that may require certification;

•	rescission or termination of contracts by governmental parties without penalty and regardless of the terms of the contract;

•	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	the burden of complying with a wide variety of complex foreign laws and treaties;

•	potentially adverse tax consequences; and

•	uncertainties relative to regional political and economic circumstances.
We are also subject to risks associated with the imposition of legislation and regulations relating to the import or export of our products. Furthermore, the failure to comply with export control regulations and to obtain required approvals could result in loss of the ability to continue to export products, fines and penalties.
We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Some of our customers’ purchase orders and agreements are governed by foreign laws, which often differ significantly from the laws of the United States. Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded. These factors may materially and adversely affect our business, financial condition and results of operations.
We rely on third-party sales representatives to assist in selling our products and services, and the failure of these representatives to perform as expected or to secure regulatory approvals in jurisdictions where they are required to do so could reduce our future sales.
We derive a significant portion of our revenue from sales through third-party sales representatives. We have established relationships with some of our third-party sales representatives recently, and we are unable to predict the extent to which our third-party sales representatives will be successful in marketing and selling our products and services. Moreover, many of our third-party sales representatives also market and sell competing products and services, which may affect the extent to which our third-party sales representatives promote our products and services. If our third party sales representatives advertise or promote or characterize our products in a manner inconsistent with our (or their) messaging, as approved by our regulatory affairs professionals, such acts could be imputed to us and we could become subject to risk or liability from government regulatory bodies or agencies for criminal or civil claims, including false claims, and we could become susceptible to individual consumer actions or class actions based on false or improper advertising and promotion, off-label
promotion, failure to warn defects in our products and unfair competition or unfair trade practices claims, all of which could lead to adverse publicity, fines, penalties, judgments, money damages and other significant losses. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives who will be able to market and support our products and services effectively and accurately, especially in markets in which we have not previously sold our products and services. If we cannot retain our current third-party sales representatives or recruit additional or replacement third-party sales representatives, our business, financial condition and results of operations could be harmed.

If our suppliers experience supply shortages and prices of commodities or components that we use in our operations increase, our results of operations could be materially and adversely affected.
We are dependent upon certain sole or limited source suppliers for critical raw materials or components of some of our products. For example, we rely on limited source suppliers for certain precious metals used in some of our radiation oncology and reactor instrumentation, scintillator materials used in our detection and identification equipment, analog sensor tubes used in certain of our imaging products, and detectors used in our dosimetry line of products.
Most of our suppliers are not required to supply us with any minimum quantities, and we cannot assure you that we will receive adequate quantities of components on a timely basis in the future. For example, a single source supplier informed us that its supplier was discontinuing the manufacture of an on-board
computer module component of one of our multi-channel analyzers used by our Industrial segment to interpret signals from our detectors allowing our customers to understand levels of detectable radiation. The notification prompted us to secure a final end-of-life
order in an amount sufficient to meet our anticipated production requirements at least through April 2022, the exact duration depending on sales of this particular device. Qualification and redesign efforts are underway to meet this timeline.
Our suppliers could have financial or other issues that could cause a disruption in the supply or increase the cost of components to us. Such disruptions or delays could impact our obligations to other parties. In addition, were we to change suppliers of components in some of our products, we may be required to seek new qualifications for such products, which can be a time-consuming and costly process. As a result of interruption of supply or increased component costs, we may not be able to obtain the raw materials or components that we need to fill customer orders. The inability to fill these orders could cause delays, disruptions or reductions in product shipments, require us to negotiate alternate supply arrangements with replacement suppliers where available or require product redesigns which could, in turn, damage relationships with current or prospective customers, increase costs or prices and materially and adversely affect our business, financial condition and results of operations, including through litigation.
Our reliance upon sole or limited sources of supply for certain materials or components could cause production interruptions, delays and inefficiencies.
We purchase materials, components, and equipment from third parties for use in our manufacturing operations. For example, we purchase cryogenic cooling equipment to support our spectroscopy line of products. There is a limited supply market for this type of equipment, and these products are designed specifically for use in our products. Qualification and design of new equipment will require time and resources to complete. Our income could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies, or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase, or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into non-cancelable
purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, cost effectiveness, availability, contractual obligations or uniqueness of design or technology. If these or other suppliers encounter financial, operating, quality, or other issues or if our relationship with them changes, including as a result of contractual disputes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, operational or quality issues, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities, and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions, and legislative or regulatory changes. For example, some of our products incorporate microchips and other semiconductor components for which there is a global supply shortage. Any of these factors could result in production interruptions, delays, extended lead times, and inefficiencies. As discussed above, such disruptions could also result in liability from litigation.
Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any or all of these issues could result in the loss of customers, provide an opportunity for competing products to gain market acceptance, and otherwise adversely affect our profitability. If we are not able to mitigate the impact of any disruptions in our supply chain, then our business, financial condition and results of operations may be materially and adversely impacted.
Because we compete directly with certain of our customers and suppliers, our results of operations could be materially and adversely affected in the short term if these customers or suppliers abruptly discontinue or significantly modify their relationship with us.
Some of our competitors are also our suppliers and customers. For example, we had an arrangement with a supplier of components used to manufacture our Cryo-Cycle product. That supplier was acquired by one of our competitors, after which time the supplier ceased supplying us with the components used to manufacture the Cryo-Cycle. As with our other suppliers, our competitor suppliers are not required to supply us with any minimum quantities, and we cannot assure you that we will receive adequate quantities of components on a timely basis in the future. The loss of orders stemming from the actions of our supplier or customer competitors could cause delays, disruptions or reductions in product shipments or require product redesigns that could, in turn, damage relationships with current or prospective customers, increase costs or prices, result in litigation or otherwise materially and adversely affect our business, financial condition and results of operations.
We derive a material portion of our revenue from contracts with governmental customers or their contractors. Such customers are subject to increased pressures to reduce expenses. Government-funded contracts may also contain unusual or more onerous terms and conditions that are not common among commercial customers or risk subjecting us to audits, investigations, sanctions and penalties.
U.S. government contractors and subcontractors must comply with specific procurement regulations and other requirements, including without limitation those related to ethics and business conduct, cost accounting, pricing, intellectual property, employment, cybersecurity, and supply chain issues. Accordingly, we are subject to routine audits and investigations by U.S. government agencies and held to strict compliance standards. If we fail to comply with these rules and regulations, we could be subject to reductions in the value of our government contracts, contract modification or termination, loss of valuable intellectual property rights, the assessment of criminal and civil penalties and fines, and/or suspension or debarment from government contracting and subcontracting for a period of time or permanently.

Furthermore, we have bid, and may in the future submit bids, for U.S. government contracts that require our employees to maintain various levels of security clearances and require us or our subsidiaries to maintain certain facility security clearances in compliance with Department of Defense requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it can be difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances, or if our employees who hold security clearances stop working for us, we may face delays in fulfilling contracts, or be unable to fulfill or secure new contracts, with any customer involved in classified work. Any breach of security for which we are responsible could seriously harm our business, damage our reputation and make us ineligible to work on any classified programs.
The classified work that we currently perform at one of our facilities subjects us to the industrial security regulations of the Department of Defense that are designed to safeguard against unauthorized access by foreigners and others to classified and other sensitive information. We may be subject to penalties for violations of these regulations and the U.S. government could terminate our contracts with it or decide not to renew them and such a situation could also impair our ability to obtain new contracts and subcontracts. The government may also change its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair our ability to obtain new contracts. See “ —Legal and Regulatory Risks—We must comply with the U.S. Foreign Corrupt Practices Act and analogous
non-U.S.
anti-bribery statutes including the UK Anti-Bribery Act. Our third-party sales representatives’ or distributors’ failure to comply with such laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and materially and adversely affect our business, financial condition and results of operations.”
Any reduction in the capital resources or government funding of our customers could reduce our sales and impede our ability to generate revenue.
A significant portion of our sales are capital purchases by our customers. The spending policies of our customers could have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In particular, certain customers can come under significant budgetary pressure and resort to cost-cutting measures.
Any changes in capital spending or changes in the capital budgets of our customers could significantly reduce demand for our products. The capital resources of our customers may be limited by the availability of equity or debt financing. In addition, a portion of our sales are to governmental and non-profit
entities such as universities and hospitals, which are subject to unique budgetary pressures. Any reduction in spending or budget austerity measures could inhibit the ability of these customers to purchase our products.
Many of our large contracts have penalties for late deliveries.
In some cases, including through many of our fixed-price contracts, we have agreed to deliver a project by a scheduled date. If we fail to deliver the project as scheduled, we may be held responsible for costs associated with the delay, generally in the form of liquidated damages, in some cases up to the full value of the contract. We have in the past incurred penalties associated with late delivery on some of our contracts. In the event that a project is delayed, the total costs of the project could exceed our original estimates, and we could experience reduced profits or a loss for that project.
A failure or breach of our or our vendors’ information technology (“IT”) data security infrastructure, or the security infrastructure of our products, or the discovery or exploitation of defects or vulnerabilities in the same, has subjected us in the past and may in the future subject us and our products to increased vulnerability to unauthorized access and cyberattacks and could materially and adversely impact our or our customers’ business, financial condition, reputation and operations.

We rely upon the capacity, reliability and security of our and our vendors’ IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. As we implement new systems or integrate existing systems, they may not perform as expected, which may result in liability or incurred costs, including litigation. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience an issue with the functioning of an important IT system or a security breach of our IT systems, including during system upgrades and/or new system implementations, the resulting disruptions, including because of investigations or litigation, could have an adverse effect on our business, financial condition and operations. Furthermore, we collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on our IT and data security infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent data compromise and rely on commercially available systems, software, tools, and monitoring to provide security for our IT systems and the processing, transmission and storage of digital information. We have also outsourced elements of our IT systems and, as a result, a number of third-party vendors may or could have access to our confidential information.
Despite our implementation of security measures, our IT systems, like those of other companies, are vulnerable to damage or interruption from a variety of sources, including physical damage, telecommunications or network failures or interruptions, system malfunction, natural disasters, malicious human acts, terrorism and war. Such IT systems, including our servers, are additionally vulnerable to physical or electronic break-ins,
security breaches from inadvertent or intentional actions by our employees, third-party service providers, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service
attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). For example, in February 2021, we experienced a ransomware attack that involved the unauthorized access to certain of our servers. While we were able to detect and stop the unauthorized access before any substantial amount of information was accessed and before the attacker was able to encrypt our systems, the attacker misappropriated certain personal and proprietary information and publicly published certain of such information. We reported the incident to the applicable government authorities in France, Germany and the United States. Additionally, one of our acquired subsidiaries experienced a ransomware attack in February 2020, prior to our acquisition of such subsidiary. The acquired subsidiary did not make any ransom payments and was able to restore its systems from backups. Although we have implemented additional security measures to prevent future ransomware attacks, we can provide no assurance that our IT systems, or those of the third parties upon which we rely, will not experience cybersecurity incidents in the future. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. It is possible that we or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security issues, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, while we have implemented security measures to protect our IT and data security infrastructure, our efforts to address these issues may not be successful. There is also the potential for class action or other litigation as the result of such issues and the dissemination of personal information.
Any system failure, accident or security breach could result in disruptions to our operations or those of our customers. A material network breach in the security of our IT systems could include the theft of our intellectual property (including our trade secrets), customer information, human resources information or other confidential matter or the theft of the confidential information of our customers. To the extent that any disruption or security breach results in a loss or damage to our or our customers’ data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us, including civil litigation, and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. If our IT systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially and adversely affected.

We are also reliant on the security practices of our third-party service providers, which may be outside of our direct control. The services provided by these third parties are subject to the same risk of outages, other failures and security breaches described above. If these third parties fail to adhere to adequate security practices, or experience a breach of their systems, the data of our employees, customers and business associates may be improperly accessed, used or disclosed. In addition, our providers have broad discretion to change and interpret the terms of service and other policies with respect to us, and those actions may be unfavorable to our business operations. Our providers may also take actions beyond our control that could harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether, or altering how we are able to process data in a way that is unfavorable or costly to us. Although we expect that we could obtain similar services from other third parties, if our arrangements with our current providers were terminated, we could experience interruptions in our business, as well as delays and additional expenses in arranging for alternative cloud infrastructure services. Any loss or interruption to our systems or the services provided by third parties would adversely affect our business, financial condition and results of operations.
Failure to secure and protect our trade secrets or other confidential or proprietary information from disclosure or misappropriation could materially and adversely affect our business, competitiveness and financial condition.
We rely on trade secrets and confidentiality agreements to protect our unpatented know-how,
technology, and other proprietary information, including unpatented proprietary radiation detection expertise, continuing technological innovation and other trade secrets some of which is licensed from third parties, and to develop and maintain our competitive position. With respect to our products, we consider trade secrets and know-how
to be one of our primary sources of intellectual property rights. However, trade secrets and know-how
can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure
and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside contractors, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information, including our technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, it could have a material adverse effect on our competitive position, business, financial condition, and results of operations.
Our future success is dependent on our ability to retain key personnel, including our executive officers, and attract qualified personnel. If we lose the services of these individuals or are unable to attract new talent, our business will be materially and adversely affected.

Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Thomas D. Logan, our Chief Executive Officer, Brian Schopfer, our Chief Financial Officer, and Mike Freed, our Chief Operating Officer.
Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. In particular, engineers skilled in the analog technologies used in certain of our products are in high demand and competition to attract such personnel is intense. In addition, the expected increase in construction of new NPPs may exacerbate the shortage of radiation engineers and other qualified personnel. We are continually recruiting such personnel; however, we cannot assure you that we will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire such persons over time. The high demand for such personnel may increase the costs to us to recruit and retain employees.
The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could materially and adversely affect our business, financial condition and results of operations.
If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.
Many of our products are complex and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. In addition, the
COVID-19
pandemic may impact the supply of key components such that we may not receive them in a timely manner, in sufficient quantities, or at reasonable cost. We may also experience limitations in the availability of qualified personnel as a result of shelter-in-place
rules, quarantine requirements, or illness. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which in turn may breach our obligations to our business partners or otherwise have a negative effect on our financial results and overall business, including as a result of litigation. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.
Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA’s Quality System Regulations (“QSR”), which are medical device good manufacturing practices for any products imported into, or sold within, the United States. The QSR is a complex regulatory scheme that covers all aspects of medical device manufacture, from pre-production
design validation and servicing, as such aspects bear upon the safe and effective use of the device and whether the device otherwise meets the U.S. Federal Food, Drug and Cosmetic Act (“FDCA”). Other jurisdictions where our medical device products are distributed and sold have their own regulatory requirements that include quality and manufacturing requirements and controls. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe and Canada, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic
X-ray
equipment and laser equipment, we are subject to the electronic product radiation control provisions of the FDCA, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through inspections, both periodic and for cause. We have been, and will continue being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where a manufacturer has failed to comply with the FDCA, applicable regulations and procedures, or previous warning letters.

Sometimes inspections result in warning letters which are publicly available and can result in adverse publicity. Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable regulatory requirements and standards could result in enforcement actions, including a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. Any inspection or government action based on alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to keep our products on the market and generate revenue. In addition, because some foreign regulatory approvals require approvals or clearances from the FDA, any failure to comply with FDA requirements may also disrupt our sales of products in other countries. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements, or that we, or our third-party suppliers have in all instances fully complied with all applicable requirements. If any of these events occur, our reputation could be harmed, we could lose customers and there could be a material adverse effect on our business, financial condition and operations, including as the result of litigation.
If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties who possess sufficient manufacturing facilities and capabilities in compliance with regulatory requirements. Even if we could outsource needed production or enter into licensing or other third-party arrangements, this could reduce our gross margin and expose us to the risks inherent in relying on others. We also cannot assure you that our suppliers will deliver an adequate supply of required components on a timely basis, or that they will adequately comply with the QSR. Failure to obtain these components on a timely basis would disrupt our manufacturing processes and increase our costs, which would harm our operating results.
Our customers’ localization requirements, in particular in China, India and South Korea, could materially and adversely affect our business.
Many emerging markets, including China, India and South Korea, impose localization requirements which favor locally based component manufacturers and which require some degree of technology transfer to local manufacturers. Over time, such localization requirements could limit our ability to sell into such markets and could affect our ability to maintain our trade secrets. In the past, government customers have, as a condition of funding, imposed localization requirements that require the transfer of certain technology (e.g., manufacturing technology) to local manufacturers, and this requirement has affected our ability to monitor and maintain control over our intellectual property. We may be subject to similar requirements as a condition of funding in the future.
Our operations, and the operations of our suppliers, distributors or customers, could be subject to natural and manmade disasters and other business disruptions, which could materially and adversely affect our business and increase our expenses.
Our operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, some of our facilities are located in areas with earthquake fault lines or in hurricane zones. In the event of a major earthquake or other natural or manmade disaster, we could experience business interruptions, destruction of or damage to facilities and/or loss of life, any of which could materially and adversely affect our business and increase our expenses.

Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and investment portfolio will be invested with a goal of preserving our access to capital, and generally consists of money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit and time deposits. We intend to follow an investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk, which guidelines may include credit quality standards and permissible allocations of certain sectors to limit our exposure to specific investment types. Volatility in the global financial markets can negatively impact the value of our investments, and recent depressed performance in U.S. and global financial markets due to the
COVID-19
pandemic has negatively impacted the carrying value of our investment portfolio. If financial markets experience further volatility, including due to depressed economic production and performance across the U.S. and global economies due to impacts of the
COVID-19
pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expenses to vary from expectations. Although we intend to manage our investment portfolio for a low risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
Our management has limited experience in operating a public company. The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.
We are a public company, and as such (and particularly after we are no longer an “emerging growth company”), will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the NYSE, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls.
Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our board of directors as compared to a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses.
Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase its operating costs in future periods.
As a private company, we were not required to document and test our internal controls over financial reporting, our management was not required to certify the effectiveness of our internal controls and our auditors were not required to opine on the effectiveness of our internal controls over financial reporting. Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business.

We were not required to document and test our internal controls over financial reporting, our management was not required to certify the effectiveness of our internal controls and our auditors were not required to opine on the effectiveness of our internal controls over financial reporting. We are not currently subject to Section 404 of the Sarbanes-Oxley Act. However, we are required to provide management’s attestation on internal controls commencing with our annual report for the year ending December 31, 2022, and our auditors will be required to opine on the effectiveness of internal controls for this period. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from our international operations and our contemplated international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.
If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors timely, our financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the trading price of our Class A common stock.
We are currently an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates
exceeds $700 million as of the end of the prior second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible
debt securities during the prior three-year period. We expect that we will cease to be an emerging growth company as of December 31, 2021.
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
Following the reassessment of the accounting treatment of the warrants, we determined that it was appropriate to restate the Company’s historical financial statements as of July 2, 2020, for the quarterly period ended September 30, 2020 and as of and for the year ended December 31, 2020, in each case to reflect the change in accounting treatment. In connection with the foregoing development, the Company identified a material weakness in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained.
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
Our reported financial results may be affected by changes in accounting principles generally accepted in the United States
Generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”) the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in implementing any future changes to accounting principles could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Legal and Regulatory Risks
We are subject to, or may otherwise be impacted by, a variety of federal, state, local and foreign laws and regulatory regimes. Failure to comply with such laws and regulations could subject us to, among other things, penalties and legal expenses which could have a material and adverse effect on our business, or such laws and regulations could otherwise impact us, directly or indirectly, in a manner that has a material and adverse effect on our business.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies. In the United States, such regulation includes the radioactive material exposure and nuclear facilities regulatory activities of the NRC, the anti-trust regulatory activities of the Federal Trade Commission and Department of Justice, the import/export regulatory activities of the Department of Commerce, the Department of State and the Department of Treasury, the regulatory activities of the Occupational Safety and Health Administration, the regulations of the FDA, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States. We are also subject to a variety of U.S. federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act, which requires employers to give affected employees at least 60 days’ notice of a plant closing or mass layoff, and other regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, anti-discrimination and termination of employment. We are also subject to the employment and labor laws and regulations of the foreign jurisdictions, including France and Germany, where many of our employees are located.
Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or debarment from government contracting or subcontracting. In addition, from time to time we have received, and may in the future receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor or employment regulations. An adverse outcome in any such litigation could require us to pay damages.
Governmental enforcement actions could harm our business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any civil or criminal litigation, our business, financial condition and results of operations could be materially adversely affected. In addition, responding to any action could be costly and result in a significant diversion of management’s attention and resources.
We and our customers operate in highly regulated industries that require us and them to obtain, and comply with, federal, state, local and foreign government permits and approvals.
We and our customers operate in a highly regulated environment. Many of our products and services must comply with various domestic and international standards that are used by regulatory and accreditation bodies for approving such services and products. Many of our products, particularly those offered by our Industrial segment, are subject to an array of product testing under extreme temperature, pressure, radiation and seismic conditions, known collectively as a qualification, for any given nuclear reactor design. The qualification is typically owned by the party who pays for the testing and so, in certain cases, we license such qualifications from a third party. In addition, many of our products and services, particularly those offered by our Medical segment, must be certified by the National Voluntary Laboratory Accreditation Program in the United States and by other governmental agencies in international markets. The termination of any such accreditation or our failure to obtain and maintain required qualification or accreditation for our products and services may adversely affect our revenue and results of operations.
Changes in these standards and accreditation requirements may also result in our having to incur substantial costs to adapt our products. Such adaptations may introduce quality assurance issues during transition as new features and products may not perform as expected. Additionally, changes affecting radiation protection practices, including new understandings of the hazards of radiation exposure and corresponding changes in regulations, may impact how our services are used by our customers and may, in some circumstances, cause us to alter our products and services.

Our subsidiary Sun Nuclear offers oncology quality assurance products for diagnostic imaging and radiation therapy. These products may be relied upon by customers as part of their quality assurance programs for regulatory compliance, and thus could subject the company to potential risk of regulatory noncompliance or enforcement action by state or federal regulatory agencies, including but not limited to the NRC, Agreement State radiation safety agencies, the Food and Drug Administration (“FDA”) the Center for Disease Control and Prevention (“CDC”) and other agencies.
In addition, our customers are required to obtain, and to comply with, federal, state, local and foreign government licenses, permits and approvals with respect to either their facilities or possession and use of radioactive sources or other radioactive materials. For example, federal agencies such as the NRC and FDA, Agreement State agencies, and others have certain regulatory responsibilities regarding medical devices, radiopharmaceuticals, and other medical products that utilize radioactive material. Any of these licenses, permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of licenses, permits or approvals may adversely affect our customers’ operations by suspending their activities or delaying or preventing the receipt of radioactive sources or other radioactive materials, and may subject them to penalties and other sanctions. Although existing licenses, permits or approvals are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including but not limited to:

•	failure to comply with environmental and safety laws and regulations;

•	failure to comply with permit conditions or violations found during inspections or otherwise;

•	local community, political or other opposition;

•	executive action; and

•	legislative action.
Furthermore, if new environmental legislation or regulations are enacted or existing laws or regulations are amended or are interpreted or enforced differently, our customers may be required to obtain additional operating licenses, permits or approvals. Regulatory issues experienced by our customers may lead to delay or cancellation of their orders for our products and services or the discontinuance of future orders. We cannot assure you that we or our customers will be able to meet all potential regulatory challenges.
Changes in industry standards and governmental regulations may increase our expenses or reduce demand for our products or services.
We compete in markets in which we and our customers must comply with supranational, federal, state, local, and other jurisdictional regulations, such as regulations governing health and safety, the environment, and electronic communications, and market standardizations. We develop, configure, and market our products and services to meet customer needs created by these regulations and standards. These regulations and standards are complex, change frequently, have tended to become more stringent over time, and may be inconsistent or conflicting across jurisdictions. Any significant change or delay in implementation in any of these regulations or standards (or in the interpretation, application, or enforcement thereof) could reduce or delay demand for our products and services, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products, and services. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations or implementation of industry standards on the timeline we expect. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations or industry standards, or the adoption of new regulations or industry standards which our products and services are not positioned to address, could adversely affect demand. In addition, regulatory deadlines or industry standard implementation timelines may result in substantially different levels of demand for our products and services from period to period.

We operate in a highly litigious industry and are, thus, subject to risks related to legal claims and proceedings filed by or against us, and adverse outcomes in these matters may materially harm our business.
We are subject to various claims, disputes, investigations, demands, arbitration, litigation, or other legal proceedings. Legal claims and proceedings may relate to labor and employment, commercial arrangements, intellectual property, disputes with customers or business partners, breach of contract, environmental, health and safety, property damage, theft, consumer protection, class action, mass tort and product liability, personal injury, false advertising, unfair competition or unfair trade practices, public or private nuisance, “whistleblower” litigation, fiduciary duties of our directors and officers, securities, Medicare and Medicaid reimbursement claims, false claims, radioactive contamination, indemnity, insurance and various other matters. Legal matters are inherently uncertain and we cannot predict the duration, scope, cost, outcome or consequences of such matters.
Legal matters are expensive and time-consuming to defend, settle, and/or resolve, even if successfully, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations and could result in civil or criminal fines, penalties, consent decrees, changes in business practices and exclusion from participation in various government healthcare-related programs. The unfavorable resolution of one or more of these matters could have an adverse impact on our business, results of operations and financial condition.
We may incur material losses and expenses as a result of products liability claims brought against us.
We face an inherent business risk of exposure to products liability claims, with or without merit. This includes where our products are found to be defective in design or manufacture, a misstatement is found on product labels or marketing materials, including (but not limited to) in product warnings and instructions, or where our or our agents’ conduct is found to fall below the standard of care for a similarly situated medical device company.
Accordingly, we should expect, in the ordinary course of business, to encounter class actions, mass tort actions, claims that allege our marketed products or products in development are mislabeled, mischaracterized or defective and violate applicable consumer protection statutes or FDA regulations or have caused, or could cause, serious adverse events or injury, including latent injury, and claims that our products have been, or should be recalled due to safety or warning defects. As discussed above, if our insurance coverage is inadequate to cover such claims or actions, we must pay the amount of any settlement or judgment in excess of the policy limits. Our failure to maintain adequate insurance coverage or failure to successfully defend against such claims, lawsuits and issues could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union and the implementation of the trade and cooperation agreement between the United Kingdom and the European Union could materially and adversely affect our business.
In June 2016, voters in the United Kingdom approved a referendum to withdraw the United Kingdom’s membership from the European Union, which is commonly referred to as “Brexit.” The United Kingdom’s withdrawal from the European Union occurred on January 31, 2020, but the United Kingdom remained in the European Union’s customs union and single market for a transition period that expired on December 31, 2020. On December 30, 2020, the United Kingdom and the European Union entered into the Trade and Cooperation Agreement, which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the United Kingdom was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the United Kingdom and the European Union are expected to continue in certain other areas which are not covered by the Trade and Cooperation Agreement. The long-term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union.

We have operations in the United Kingdom and the European Union and, as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit and the implementation and application of the Trade and Cooperation Agreement, including with respect to volatility in exchange rates and interest rates, disruptions to the free movement of data, goods, services, people and capital between the United Kingdom and the European Union and potential material changes to the regulatory regime applicable to our operations in the United Kingdom. The uncertainty concerning the United Kingdom’s future legal, political and economic relationship with the European Union could adversely affect political, regulatory, economic or market conditions in the European Union, the United Kingdom and worldwide and could contribute to instability in global political institutions, regulatory agencies and financial markets. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the United Kingdom financial and banking markets, as well as to the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.
We may also face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations. For example, as of January 1, 2021, the United Kingdom lost the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our business activities in areas that are subject to such global trade agreements more difficult. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which laws of the European Union to replace or replicate. There may continue to be economic uncertainty surrounding the consequences of Brexit that adversely impact customer confidence resulting in customers reducing their spending budgets on our services, which could materially adversely affect our business, financial condition and results of operations.
The ongoing instability and uncertainty surrounding Brexit and the implementation and application of the Trade and Cooperation Agreement, could require us to restructure our business operations in the United Kingdom and the European Union and could have an adverse impact on our business and employees in the United Kingdom and European Union.
Enhanced international tariffs, including tariffs that affect our products or components within our products, other trade barriers or global trade wars or domestic preferences could increase our costs and materially and adversely affect our business operations and financial condition.
Our global business could be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. There is currently significant uncertainty about the future trade relationships between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from United States and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 7.5% to 25% on a variety of imports from China. These tariffs affect certain components that we import into the United States from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the United States, which include certain of our products.

Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by the United States and Chinese leaders. Although the United States and China signed an initial trade deal in January 2020 and China announced a one year tariff exemption for medical linear accelerators in September 2019, there is no assurance that the trade deal will be signed or that the exemption on medical linear accelerators will continue beyond one year or that we will continue to qualify for such exemption. Additionally, the United States has threatened to impose tariffs on goods imported from other countries, which could also impact our or our customers’ operations. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the United States or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.
These tariffs are subject to a number of uncertainties as they are implemented, including future adjustments and changes. The ultimate reaction of other countries and the impact of these tariffs or other actions on the United States, China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade.
Further, the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country. Any resulting trade war could negatively impact the global market for medical devices, including radiation therapy devices, and could have a significant adverse effect on our business. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between China and the United States. Any of these factors could depress economic activity, restrict our access to customers and have a material adverse effect on our business, financial condition and results of operations.
We must comply with the U.S. Foreign Corrupt Practices Act and analogous
non-U.S.
anti-bribery statutes including the UK Bribery Act. Our third-party sales representatives’ or distributors’ failure to comply with such laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and materially and adversely affect our business, financial condition and results of operations.
We are required to comply with the United States Foreign Corrupt Practices Act (“FCPA”) which makes it unlawful to engage in bribery or to make any payments or provide any other benefits, directly or indirectly, to foreign officials for the purpose of obtaining or retaining business or to secure any other improper advantage. The FCPA also requires us, as a publicly traded company, to keep accurate books, records and accounts, and to maintain an effective system of internal accounting controls.
We operate, directly or indirectly, in more than one hundred countries around the world, many of which pose a high risk of corruption. In many countries, we also have government customers, and we utilize a network of third-party sales representatives and distributors. Based on these factors and others, our business involves a significant risk of potential FCPA violations.
All Mirion employees are informed of our responsibilities under the FCPA in the Mirion Code of Ethics and Conduct, and compliance with the FCPA is specifically mandated in detailed provisions of our agreements with third-party sales representatives and distributors. In addition, we provide live training on FCPA compliance on a regular basis for our employees who are involved in functions that necessitate such knowledge and training. Before we became a public company, we were not subject to the accounting provisions of the FCPA. Nevertheless, as a matter of course, we continuously review and, when warranted, update and enhance our systems, procedures, contracting processes, third-party due diligence, auditing and recordkeeping to address our FCPA compliance obligations and mitigate FCPA compliance risk. In spite of this, based on the jurisdictions where we operate, the fact that we have government customers, and our use of a network of third-party sales representatives and distributors, there remains a risk that one or more employees or third parties, acting on behalf of Mirion, might engage in conduct for which we might be held responsible under the FCPA. On occasion, we may terminate distribution or other agreements with sales channel partners operating in certain
non-U.S.
jurisdictions based on our ongoing compliance program. This could materially impact our ability to do business in jurisdictions where we are unable to enter into agreements with alternative partners that meet our compliance standards, which could materially and adversely impact our competitive position in such jurisdictions, as well as our business, financial condition, results of operations or cash flows.

If our employees, third-party sales representatives and distributors or other agents are found to have engaged in such practices, we could suffer (i) severe penalties, including criminal and civil penalties, disgorgement, temporary or permanent debarment from public contracts, and (ii) other remedial measures, including compliance policy and procedural enhancements, improved internal controls, audits, improved compliance training and potentially employee discipline, any of which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities also could have an adverse impact on our business, financial condition and results of operations.
Certain foreign companies, including some of our competitors, are not subject to prohibitions as strict as those under the FCPA or, even if subjected to strict prohibitions, such prohibitions may be laxly enforced in practice. If our competitors engage in corruption, extortion, bribery, pay-offs,
theft or other fraudulent practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business, or from government officials, who might give them priority in obtaining new licenses, which would put us at a disadvantage.
Legal compliance with import and export controls, as well as with sanctions, in the United States and other countries, is complex, and compliance restrictions and expenses could materially and adversely impact our revenue and supply chain.
We are subject to applicable import laws, export controls and economic sanctions laws and regulations, including rule changes, evolving enforcement practices, and other actions resulting from Executive Orders issued by the Trump and Biden administrations. Changes in import and export control or trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in claims for breach of existing contracts and modifications to existing compliance programs and training schedules. Violations of the applicable export or import control, or economic sanctions laws and regulations, such as an export to an embargoed country, or to a denied party, or the export of a product without the appropriate governmental license, may result in penalties, including fines, debarments from export privileges, and loss of authorizations needed to conduct aspects of our international business, and may harm our ability to enter into contracts with our customers who have contracts with the U.S. government. A violation of the laws and regulations enumerated above could have an adverse effect on our business, results of operations and financial condition. Additionally, we require our sales channel partners in certain
non-U.S.
jurisdictions to comply with certain standards as part of our trade compliance program and regularly review our partners’ performance of their compliance obligations. As part of these reviews, it is possible we may discover that certain partners do not meet our standards, and we may be required to terminate agreements with any non-compliant
partners. Any such actions could materially and adversely impact our ability to do business in jurisdictions where we are unable to enter into agreements with alternative partners that meet our compliance standards. This in turn could materially and adversely impact our competitive position in such jurisdictions, as well as on our business, financial condition, results of operations or cash flows.
Any actual or perceived failure to comply with evolving data privacy and data security laws and regulations in the jurisdictions where we operate, both inside and outside of the United States, could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could materially and adversely affect our business.
Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we conduct our operations. Our collection, processing, distribution, and storage of personal information is subject to a variety of laws and regulations both in the United States and abroad, which could limit the way we market and provide our products and services. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business and, despite these efforts, there is a risk that we fail to comply and may become subject to government enforcement actions, fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations. In addition, the regulatory framework for the handling of personal and confidential information is rapidly evolving and is likely to remain uncertain for the foreseeable future as new privacy laws are being enacted globally and existing laws are being updated and strengthened.

For example, in May 2018, the General Data Protection Regulation (“GDPR”) superseded prior European Union data protection legislation, and it imposes more stringent European Union data protection requirements, and provides for greater penalties for noncompliance. Under the GDPR, fines of up to 20 million euro or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of personal data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection.
Further, the United Kingdom’s vote in favor of exiting the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom and the European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the European Economic Area (“EEA”) to the United Kingdom, the European Commission adopted an adequacy decision for the United Kingdom on June 28, 2021, finding the United Kingdom ensures an adequate level of data protection. Following the adoption of the adequacy decision, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.
Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with noncompliance. For example, California recently enacted the California Consumer Privacy Act (“CCPA”) which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on companies handling personal information of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide methods for such consumers to access and delete their personal information, with exceptions, as well as allowing consumers to opt-out
of certain sales or transfers of their personal information. The CCPA provides for civil penalties for violations and further provides consumers with a new private right of action in the event of a data breach involving certain sensitive information as a result of the business’ failure to implement reasonable security measures. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The California Attorney General’s enforcement authority under the CCPA became effective July 1, 2020, and it remains unclear how various provisions of the CCPA will be interpreted and enforced. As currently written, the CCPA impacts certain of our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information. A ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act (“CPRA”) was passed in November 2020 and will take effect in January 2023 (with a look back to January 2022). The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

We cannot yet fully determine the impact these or future laws, rules, and regulations concerning data privacy and security may have on our business or operations. These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. Compliance with U.S. and international privacy and data security laws and regulations could require us to take on more onerous obligations in our contracts and restrict our ability to collect, use and disclose data. Because the interpretation and application of data protection laws, regulations, standards and other obligations are still uncertain, and often contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. Failure to comply with U.S. and international privacy and data security laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our results of operations and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could increase our operation costs, impact our financial performance and adversely affect enrollments.
Our ability to compete successfully and achieve future growth will depend on our ability to obtain, maintain, protect, defend and enforce our intellectual property and to operate without infringing, misappropriating or otherwise violating the intellectual property of others.
Our intellectual property, including our design, engineering, manufacturing and testing know-how,
is an essential asset of our business. Failure to adequately protect our intellectual property rights could result in our competitors or other third parties offering similar products and services, potentially resulting in the loss of our competitive advantage and a decrease in our revenue, which would adversely affect our business, financial condition and results of operations. We attempt to protect our intellectual property rights through patents, trademarks, copyrights, trade secret laws, non-disclosure
agreements, confidentiality procedures, employee disclosure and invention assignment agreements and other contractual provisions. We cannot guarantee that any of our pending patent applications or other applications for intellectual property registrations will be issued or granted or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
While a presumption of validity exists with respect to United States patents issued to us, there can be no assurance that any of our patents, patent applications, or other intellectual property rights will not be, in whole or in part, opposed, contested, challenged, invalidated, circumvented, designed around, or rendered unenforceable. If we fail to obtain issuance of patents or registration of other intellectual property, or our patent claims or other intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, pursuant to, for example, judicial or administrative proceedings including re-examination,
post-grant review,
inter partes
, interference, opposition, or derivation proceedings, the coverage of patents and other intellectual property rights afforded our products could be impaired. Even if we are to obtain issuance of further patents or registration of other intellectual property, such intellectual property could be subjected to attacks on ownership, validity, enforceability, or other legal attacks. Any such impairment or other failure to obtain sufficient intellectual property protection could materially and adversely affect our business, financial condition and results of operations, including forcing us to, among other things, rebrand or re-design
our affected products. Moreover, our patents and patent applications may only cover particular aspects of our products, and competitors and other third parties may be able to circumvent or design around our patents. Competitors may develop and obtain patent protection for more effective technologies, designs or methods. There can be no assurance that third parties will not create new products or methods that achieve similar or better results without infringing upon patents we own. If these developments were to occur, it could have an adverse effect on our business, financial condition and results of operations.

While we generally seek or apply for patent protection as and if we deem appropriate, based on the then-current facts and circumstances, we also rely upon unpatented proprietary radiation detection expertise, continuing technological innovation and other trade secrets some of which is licensed from third parties, to develop and maintain our competitive position. We seek to enter into confidentiality agreements with our employees and third parties who have access to our confidential or proprietary information; however, we may fail to enter into such agreements with all parties who have access to our confidential information, such agreements are often limited in duration and such agreements could be breached, and therefore they may not provide meaningful protection for our trade secrets, including our proprietary radiation detection and measurement expertise. Similarly, while we seek to enter into agreements with all of our employees and contractors who develop intellectual property during their engagement with us to assign the rights in such intellectual property to us, we may fail to enter into such agreements with all relevant employees and contractors, such agreements may be breached or may not be self- executing, and we may be subject to claims that such employees or contractors misappropriated relevant rights from their previous employers.
We cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our intellectual property rights or misappropriation of our technology, trade secrets or know-how.
It is possible that our efforts to protect our intellectual property rights may not:

•	prevent others from obtaining knowledge of our trade secrets through independent development or other access by legal means;

•	prevent our competitors or other third parties from independently developing similar products, duplicating our products or designing around the patents owned by us;

•	prevent third-party patents from having an adverse effect on our ability to do business;

•	provide adequate protection for our intellectual property rights;

•	prevent disputes with third parties regarding ownership of, or exclusive rights to, our intellectual property;

•	prevent disclosure of our trade secrets and know-how to third parties or into the public domain;

•	prevent the challenge, invalidation or circumvention of our existing patents;

•	result in patents that lead to commercially viable products or provide competitive advantages for our products; and

•	result in issued patents and registered trademarks from any of our pending applications.
The laws of foreign countries also may not adequately protect our intellectual property rights. Many U.S. companies have encountered substantial infringement, misappropriation or other violations of their intellectual property rights in foreign countries. Furthermore, because filing, prosecuting, maintaining, and defending our intellectual property in all countries throughout the world would be prohibitively expensive we have not applied for patent protection or trademark or other intellectual property registrations in all jurisdictions in which we currently, or may in the future, operate. Because we conduct a substantial portion of our operations and a majority of our sales have been outside of the United States, we have significant exposure to foreign intellectual property risks.
Others have in the past attempted, and may in the future attempt, to copy or otherwise obtain and use our intellectual property without our consent. For example our customers or their end users’ customers may attempt to copy or otherwise obtain and use our intellectual property without our consent. Monitoring the unauthorized use of our intellectual property is difficult and we may fail to identify instances where a third party is infringing, misappropriating or otherwise violating our intellectual property. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete.

We are currently party to, and may in the future initiate, litigation against one or more third parties to preserve or enforce our intellectual property rights or to challenge the validity and scope of proprietary rights asserted by others, and we could face counterclaims. Such efforts may be insufficient or ineffective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Furthermore any such legal disputes we may initiate with our customers or companies with whom we have manufacturing relationships could substantially harm our relationships and sales. An adverse outcome in any such proceeding could subject us to significant liability for damages or invalidate our proprietary rights. Such litigation could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
We may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the technology to which such rights relate.
Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties and other intellectual property-related disputes. There may be intellectual property rights held by others, including issued or pending patents and registered trademarks, that cover significant aspects of our technologies, products or services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights. From time to time, third parties have claimed and may claim in the future that we have infringed upon, misappropriated or misused their proprietary rights, and we may be unaware of existing third-party intellectual property rights that we may be infringing.
Any of these events or claims could result in litigation. Such litigation could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop or acquire non-infringing
technology, discontinue the use of certain processes, obtain licenses to use the infringed technology or indemnify our customers. Product development or obtaining a license would likely result in significant expense to us and divert the efforts of our technical and management personnel. We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available on reasonable terms, or at all. If we cannot license or develop a non-violating
alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our stock. Any of these results would materially and adversely affect our business, financial condition and results of operations.
Our use of “open source” software could negatively affect our ability to sell our products and subject us to possible litigation.
A portion of our products incorporate
so-called
“open source” software, and we may incorporate additional open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products and adversely affect our business, financial condition and results of operations.

Our obligations to indemnify our customers for the infringement, misappropriation or other violation by our products of the intellectual property rights of others could require us to pay substantial damages and impose other costs and fees.
We currently have in effect, and may in the future enter into, agreements in which we agree to defend, indemnify and hold harmless our customers or suppliers from damages and costs that may arise from the infringement, misappropriation or other violation by our products of third-party patents, trademarks or other proprietary rights. We may periodically have to respond to claims and initiate or participate in litigation in connection with these indemnification obligations, which may result in our paying substantial damages. Such litigation could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. Our insurance does not cover intellectual property infringement. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
We could incur substantial costs as a result of violations of, or liabilities under, environmental laws.
Our operations and properties are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous, non-hazardous
and radioactive materials and waste and remediation of releases of hazardous materials. Compliance with environmental requirements could require us to incur significant operating or capital expenditures or result in significant restrictions on our operations. Our failure to comply with these environmental, health and safety laws and regulations, including failing to obtain any necessary permits, could cause us to incur substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to conduct or fund remedial or corrective measures, install pollution control equipment or perform other actions. Under certain of these laws and regulations, we may be subject to joint and several liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, or at sites at which waste we generated was disposed, even if the contamination was not caused by us or was legal at the time it occurred. The future identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws, regulations or permit requirements, including relating to climate change, or other unanticipated events may arise in the future and give rise to material environmental liabilities and related costs or adversely impact the market for our products, which could materially and adversely affect our business, financial condition and results of operations.
A European Union (“EU”) directive relating to the restriction of hazardous substances in electrical and electronic equipment (“RoHS Directive”) and an EU directive relating to waste electrical and electronic equipment (“WEEE Directive”) have been and are being implemented in EU member states. Among other things, the RoHS directive restricts the use of certain hazardous substances in the manufacture of electrical and electronic equipment and the WEEE directive requires producers of electrical goods to be responsible for the collection, recycling, treatment and disposal of these goods. In addition, laws similar to the RoHS and WEEE directives were passed in China in 2006 and South Korea in 2007. Governments in other countries and states, including the United States, have implemented or are considering implementing similar laws or regulations.
In addition, a regulation regarding the registration, authorization and restriction of chemical substances in industrial products (“REACH”) became effective in the EU in 2007. REACH and other regulations require us or our suppliers to substitute certain chemicals contained in our products with substances the EU considers less dangerous. We cannot assure you that REACH or similar regulations will not materially affect us in the future.

The costs associated with complying with future laws and regulations could include costs associated with modifying, requalifying or reformulating our products, recycling and other waste processing costs, or legal and regulatory costs and insurance costs. We have recorded in the past and may be required to record in the future additional expenses for costs associated with compliance with regulations. The costs of complying with future environmental and worker health and safety laws and regulations could materially and adversely affect our business, financial condition and results of operations.
We do not control our suppliers, customers or business partners, and facts or circumstances that may occur as a result of their actions or omissions could harm our reputation and sales.
We do not control our suppliers, customers or partners, or their environmental or other practices. A violation of environmental or other laws by our suppliers, other customers or partners, or an environmental or public health incident at customer locations, including, for example, a nuclear incident at a facility to which we supplied equipment or that we serviced, or any failure of these third parties to follow generally accepted ethical business practices, could create negative publicity and harm our reputation. In addition, we may be required to seek alternative suppliers or partners if these violations or failures were to occur. We do not inspect or audit compliance of our suppliers, customers or partners with these laws or practices, and we do not require our suppliers, customers or partners to comply with a formal code of conduct. Any conduct or actions that our suppliers could take could reduce demand for our products, harm our ability to meet demand or harm our reputation, brand image, business, financial condition or results of operations.
Some of our workforce is represented by labor unions in the United States and by works councils and trade unions in the EU, and are covered by collective bargaining agreements in connection with such representations. Labor group representation may lead to work stoppages that could materially and adversely affect our business, including as a result of a failure to renegotiate a collective bargaining agreement.
As of June 30, 2021, approximately 38 of our U.S. employees were unionized, or 1.5% of our employees globally, and the majority of our EU employees are members of, or are represented by, works councils or trade unions and are covered by collective bargaining agreements. In addition, employees who are not currently members of, or otherwise represented by, labor organizations may seek such membership or representation, as applicable, in the future. Since 1988, we have experienced only two work stoppages, each time at our facility in Lamanon, France that lasted less than half a day. We may experience work stoppages or other labor disturbances in the future, including in connection with the renegotiation of collective bargaining agreements as they expire, which could adversely affect our business. We cannot predict how stable our relationships will be or whether we will be able to satisfy union or works council requirements without impacting our operating results and financial condition. Union and works council rules may limit our flexibility to respond to changing market conditions and the application of these rules could harm our business. The unions and works councils may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our relationships could negatively impact the timely production of our products, which could strain relationships with customers and cause a loss of revenue that would adversely affect our results of operations. Additionally, any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.
The elimination or any modification of the Price-Anderson Act’s indemnification authority could have adverse consequences for our business.
In the United States, the Atomic Energy Act of 1954, as amended (“AEA”), comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price- Anderson Act, supports the nuclear services industry by offering broad indemnification for third-party public liability claims arising from a nuclear accident occurring at any commercial NPP in the United States. The Act channels the nuclear liability to the licensee plant operator and provides omnibus coverage for all firms that contribute in any way to the design, construction or operation of a licensed reactor, including vendors, contractors, suppliers, engineers, consulting firms, and transporters. The indemnification authority of the Nuclear Regulatory Commission (“NRC”), and Department of Energy (“DOE”) under the Price-Anderson Act has been extended by Congress numerous times since enactment in 1957, including most recently through 2025 by the Energy Policy Act of 2005. Extension is often largely uncontroversial, although it has met opposition at times due primarily to the view that the Act is a subsidy for the nuclear energy industry. Some of our customers are covered by the DOE indemnification provisions of the Price-Anderson Act for contractors. In addition, other jurisdictions have similar nuclear liability laws with indemnification authority to protect suppliers. If the nuclear liability and indemnification authority in the United States or other countries is eliminated or adversely modified in the future, our business could be adversely affected if the owners and operators of NPPs cancel or delay plans to build new plants or curtail the operations of existing plants. Although it is unlikely that the nuclear liability financial protection authority under the Price-Anderson Act would be completely abolished, some aspects of the Act could be changed during future reauthorizations.

Certain of our products and software are subject to ongoing regulatory oversight by the FDA or equivalent regulatory agencies in international markets and if we are not able to obtain or maintain the necessary regulatory approvals we may not be able to continue to market and sell such products which may materially and adversely affect our business.
The FDA regulates virtually all aspects of a medical device design, development, testing, manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, including a new intended use, indication, or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Additionally, outside of the United States, our products are subject to clearances and approvals by foreign FDA counterparts. In order to market our products internationally, we must obtain licenses or approvals from these governmental agencies, which could include local requirements, safety standards, testing or certifications, and can be time consuming, burdensome and uncertain. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA, or any foreign governmental agency in a timely fashion, if at all. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.
Medical devices may only be marketed for the indications for which they are approved or cleared. The FDA and other foreign governments also may change their policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of our device, or could impact our ability to market our currently approved or cleared devices. We are also subject to medical device reporting regulations, which require us to report to the FDA and other international governmental agencies if our products cause or contribute to a death or a serious injury, or malfunction in a way that would likely cause or contribute to a death or a serious injury. Further, we are subject to the QSR in the United States and ISO 13485 certification in many international markets, compliance with which is necessary to receive FDA and other international clearances or approvals to market new products, and is necessary for us to be able to continue to market a cleared or approved product in the United States or globally. After a product is placed in the market, we are also subject to oversight by the FDA and Federal Trade Commission related to the advertising and promotion of our products to ensure our claims are consistent with our regulatory clearances, that there is scientific data to substantiate our claims, and that our advertising is not false or misleading. Our products are also subject to state regulations and various international laws and regulations.
A component of our strategy is to continue to upgrade products such as HDR Vue and SunCHECK. Our previous upgrades required 510(k) clearance and international registration before we were able to offer them for sale. We expect our future upgrades will similarly require 510(k) clearance or approval; however, future upgrades may be subject to substantially more time consuming data generation requirements and uncertain premarket approval or clearance processes. If we were required to use the premarket approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business.

The FDA requires device manufacturers to make their own determination of whether or not a modification requires an approval or clearance; however, the FDA can review a manufacturer’s decision not to submit for additional approvals or clearances. Any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance. We cannot ensure that the FDA will agree with our decisions not to seek approvals or clearances for particular device modifications or that we will be successful in obtaining premarket approvals or 510(k) clearances for modifications in a timely fashion, if at all.
We have obtained 510(k) clearance for SunCHECK to be used as an integrated patient quality assurance, machine quality assurance and data management workflow management application for radiation therapy professionals. We have made modifications to SunCHECK in the past and may make additional modifications in the future that we believe do not or will not require additional approvals or clearances. If the FDA disagrees, based on new finalized guidance and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to SunCHECK and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA approval or clearance and we may be subject to significant regulatory fines or penalties.
The FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design, manufacture or labeling, and from time to time we have conducted and may in the future conduct such recalls.
For example, in March 2020, Mirion Technologies (Capintec), Inc. initiated a voluntary recall of selected Captus Thyroid Uptake Systems, which was reported to the FDA. The Captus is a PC based Thyroid Uptake system on a mobile stand with an articulating arm for positioning. The recall was initiated after two reported incidents of collimator detachment from screws coming loose. The recall affected 48 units. On June 30, 2020 the FDA sent a closing letter stating that the recall action was completed and that there was a proper disposition of the recalled articles. In addition, in August 2021, Mirion Technologies (Biodex), Inc. initiated a voluntary recall of certain versions of AtomLab 500 and AtomLab500 Plus, which was reported to the FDA. The AtomLab 500 is a radioisotope dose calibrator used to measure radiopharmaceuticals prior to administration to a patient and versions 2.0.00 through 2.0.08 contained a software error affecting only the custom isotope list (the 99 commonly used default isotopes were not affected). The recall affected 1,256 units. The software error was corrected in Version 2.0.10 of the software released in June 2021.
A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. Any recall could divert management’s attention, cause us to incur significant expenses, generate negative publicity, harm our reputation with customers, negatively affect our future sales and business, require redesign of our products, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.
We are subject to federal, state, local and international laws and regulations related to healthcare, the violation of which could result in substantial penalties and harm our business in the medical end market.
Our operations are subject to several laws and regulations governing interactions with healthcare providers. The Medicare and Medicaid “anti-kickback” laws, and similar state laws, prohibit soliciting, offering, paying or accepting any payments or other remuneration that is intended to induce any individual or entity to either refer patients to or purchase, lease or order, or arrange for or recommend the purchase, lease or order of, healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. Such laws impact our sales, marketing and other promotional activities by reducing the types of financial arrangements we may have with our customers, potential customers, marketing consultants and other service providers. They particularly impact how we structure our sales offerings, including discount practices, customer support, product loans, education and training programs, physician consulting, research grants and other service arrangements. Many of these laws are broadly drafted and are open to a variety of interpretations, making it difficult to determine with any certainty whether certain arrangements violate such laws, even if statutory safe harbors are available.

In addition to such anti-kickback laws, federal and state “false claims” laws generally prohibit the knowing filing or causing the filing of a false claim, or the knowing use of false statements to obtain payment from government payors. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses or indications that are not approved by the FDA.
We are also subject to federal and state physician self-referral laws. The federal Ethics in Patient Referrals Act of 1989, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.
If our past or present operations are found to be in violation of any of these “anti-kickback,” “false claims,” “self- referral” or other similar laws in foreign jurisdictions, we may be subject to the applicable penalty associated with the violation, which may include significant civil and criminal penalties, damages, fines, imprisonment and exclusion from healthcare programs. The impact of any such violations may lead to curtailment or restructuring of our operations, which could adversely affect our ability to operate our business and our financial results.
There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services (“HHS”), has promulgated patient privacy rules under the Health Insurance Portability and Accountability Act (“HIPAA”). These privacy rules protect medical records and other personal health information of patients by limiting their use and disclosure, giving patients the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HIPAA privacy standard was amended by the Health Information Technology for Economic and Clinical Health Act, enacted as part of the American Recovery and Reinvestment Act of 2009. Although we are not a “covered entity” under HIPAA, we are considered a “business associate” of certain covered entities and, as such, we are directly subject to HIPAA, including its enforcement scheme and inspection requirements, and are required to implement policies, procedures as well as reasonable and appropriate physical, technical and administrative security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers in compliance with HIPAA or other laws could subject us to civil and criminal liability to the government and civil liability to the covered entity, could result in adverse publicity, and could harm our business and impair our ability to attract new customers.
The Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act on December 14, 2011, requires each applicable manufacturer, which includes medical device companies, to track and report to the federal government on an annual basis all payments and other transfers of value from such applicable manufacturer to U.S. licensed physicians and teaching hospitals as well as physician ownership of such applicable manufacturer’s equity, in each case subject to certain statutory exceptions. Furthermore, on October 25, 2018, President Trump signed into law the “Substance
Use-Disorder
Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives (with reporting requirements going into effect in 2022 for payments made in 2021). Such data will be made available by the government on a publicly searchable website. Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum of $150,000 per reporting period) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum of $1 million per reporting period). In addition, we are subject to similar state and foreign laws related to the tracking and reporting of payments and other transfers of value to healthcare professionals, the violation of which could, among other things, result in civil monetary penalties and adversely impact our reputation and business.

Healthcare reform legislation could materially and adversely affect demand for our products, our revenue and our financial condition.
In March 2010, the Patient Protection and Affordable Care Act, as amended by Health Care and Education Reconciliation Act, collectively referred to as the ACA were signed into law. The ACA includes a large number of health related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws also include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. The expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by third-party payors for our products, or reduced volume of medical procedures conducted with our products, all of which could have a material adverse effect on our business, financial condition and results of operations. The federal government may take further action regarding the ACA, including, but not limited to, repeal or replacement action. Most recently, the Tax Cuts and Jobs Act was signed into law in December 2017, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business. We continue to monitor the impact that the ACA may have on our business.
In addition, since the adoption of the Affordable Care Act, other legislation designed to keep federal healthcare costs down has been proposed or passed. For example, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. Future federal legislation may impose further limitations on the coverage or amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations.
Since the enactment of the ACA, the Centers for Medicare and Medicaid Services (“CMS”) continues its efforts to move away from fee-for-service
payments for furnishing items and services in Medicare. In the past several rulemaking cycles, CMS has increased packaging policies and created larger payment bundles across the Medicare Hospital Outpatient Prospective Payment System (“OPPS”). One example is CMS’s expansion of Comprehensive Ambulatory Payment Classifications, under which payment for adjunctive and secondary items, services and procedures are packaged into the most costly primary procedure at the claim level. Beyond the OPPS, CMS’s Innovation Center has launched a number of alternative payment model (“APM”) demonstrations that involve episode-based (i.e. bundled) payment. Since 2011, for example, Center for Medicare and Medicaid Innovation (“CMMI”) has created and is in the process of creating major federal initiatives to test episode- based payments, such as the Bundled Payments for Care Improvement, Oncology Care Model, Specialty Practitioners Payment Model Opportunities. More recently, CMMI proposed a Radiation Oncology Model, which would mandate selected radiotherapy providers to participate in a prospective, episode-based payments model where payment is based on a patient’s diagnosis as opposed to the traditional volume-based fee-for
service payment model. It is unclear what impact, if any, such initiatives will have on our business and operating results, but uncertainties surrounding the implementation of these payment models could pause or otherwise delay the purchase of our products by our customers and any resulting decrease in reimbursement to our customers may result in reduced demand for our services.

Furthermore, the Patient Access and Medicare Protection Act of 2015 froze payment for some radiation therapy delivery and related services, and requires CMS to provide a report to the U.S. Congress on the development of an APM for radiation therapy services provided in non-facility
settings. While these types of payment packaging policies and episode-based payments may impact reimbursement for overall patient care, including items and services furnished to patients, they also create incentives for providers to carefully assess the value proposition of technology purchases and uses. The impacts of these payment and delivery system changes are in their infancy and their overall effects remain under review.
Future legislative or policy initiatives directed at reducing costs could be introduced at either the federal or state level. We cannot predict what healthcare reform legislation or regulations, if any, including any potential repeal or amendment of the ACA, will be enacted in the United States or elsewhere, what impact any legislation or regulations related to the healthcare system that may be enacted or adopted in the future might have on our business, or the effect of ongoing uncertainty or public perception about these matters will have on the purchasing decisions of our customers. However, the implementation of new legislation and regulation may materially lower reimbursements for our products, materially reduce medical procedure volumes and significantly and adversely affect our business.
If third-party payors do not provide sufficient coverage and reimbursement to healthcare providers or if there is a reduction in the number of patients with health insurance, demand for our products and our revenue could be materially and adversely affected.
Our customers rely significantly on reimbursement from public and private third-party payors procedures utilizing our radiation oncology and other medical products. Our ability to commercialize our products successfully and increase market acceptance of our products will depend in significant part on the extent to which public and private third-party payors provide adequate coverage and reimbursement for procedures that are performed with our products and the extent to which patients that are treated by our products continue to be covered by health insurance. Third-party payors may establish or change the reimbursement for medical products and services that could significantly influence the purchase of medical products and services. In addition, actions by the government, downturns in the economy and other factors outside of our control could negatively affect the number of individuals covered by health insurance. For example, in connection with
COVID-19-related
layoffs, many individuals have lost their employer-covered health insurance and there is uncertainty as to when or if such coverage will be re-established.
If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage or payment for the procedures that are performed with our products or if there is a prolonged reduction in the number of patients eligible to be treated by our products that are covered by health insurance, our revenue may decline, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results.
In addition, the CMS reviews reimbursement rates annually and may implement significant changes in future years, which could discourage existing and potential customers from purchasing or using our products. Further, outside of the United States, reimbursement practices vary significantly by country. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time.

Some of our products depend on our ability to source data from third parties who could take steps to block our access to such data. Such blocking could limit the effectiveness of these products, increase our expenses or materially and adversely impact our business.
Our SunCHECK software requires access to data such as electronic health information (“EHI”) from other third- party vendors of our customers, typically original equipment manufacturers, in order to perform quality assessments. The functioning of our analytics applications and our ability to perform analytics services is predicated on our ability to establish interfaces that download the relevant data from these third party source systems on a repeated basis and in a reliable manner. The 21st Century Cures Act, often referred to simply as the Cures Act, which was enacted in 2016, contains, among other things, incentives and penalties to promote the use and efficient exchange of EHI and prevent “information blocking” (that is, activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that a practice is likely to interfere with access to, exchange or use of EHI). While the information sharing incentives created by the Cures Act are generally beneficial to our business, the implementing regulations also contain certain exceptions which would allow a market actor to block access to EHI without liability. Consequently, we may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of customers and any steps we take to enforce the anti-information blocking provisions of the 21st Century Cures Act could be costly, could distract management attention from the business, and could have uncertain results.
The impact of the 21 Century Cures Act on our business is unclear at this time, due to, among other things, uncertainty regarding the interpretation of safe harbors and exceptions to the 21 Century Cures Act by industry participants and regulators.
It is unclear whether the 21 Century Cures Act may benefit us in that certain electronic health records vendors will no longer be permitted to interfere with our attempts at integration, but the rules may also make it easier for other similar companies to enter the market, creating increased competition, and reducing our market share. Regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may materially and adversely impact our ability to conduct our business.
As a public company, we will be subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that requires us to diligence, disclose and report whether or not our devices contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our devices. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our devices and, if applicable, potential changes to devices, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our devices contain minerals not determined to be conflict-free or if we are unable to alter our devices, processes or sources of supply to avoid such materials.
Risks Related to Our Liquidity and Capital Resources
If we cannot generate sufficient operating cash flow and obtain external financing, we may be unable to make all of our planned capital expenditures and other expenses.
Our ability to fund anticipated capital expenditures and other expenses depends on generating sufficient cash flow from operations and the availability of external financing. Since our acquisition by Charterhouse in 2015, Charterhouse has provided us with the capital and debt financing that we have used to fund our growth and operations. Charterhouse’s ownership in us upon the consummation of the Business Combination will reduce significantly and Charterhouse is under no obligation to continue making capital investments in us or to provide debt financing to us, and is unlikely to do so.

Our debt service obligations and our capital expenditures, together with on-going
operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this moment and will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and market competition. We intend to regularly assess markets for external financing opportunities, including debt and equity. Such financing may not be available when needed or, if available, may not be available on satisfactory terms, particularly in light of the limited financing available as a result of the recent global financial crisis. Any equity financing would cause further dilution to our stockholders. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures, and we could be materially adversely affected. If we are not able to independently generate excess free cash flow and obtain third party debt or equity financing, our ability to grow our business may be materially adversely affected.
On October 20, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) among Mirion Technologies (HoldingSub2), Ltd., a limited liability company incorporated in England and Wales, as Holdings, Mirion Technologies (US Holdings), Inc., as the Parent Borrower, Mirion Technologies (US), Inc., as the Subsidiary Borrower, the lending institutions party thereto, Citibank, N.A., as the Administrative Agent and Collateral Agent and Goldman Sachs Lending Partners, Citigroup Global Markets Inc., Jefferies Finance LLC and JPMorgan Chase Bank, N.A., as the Joint Lead Arrangers and Bookrunners. The Credit Agreement provides for an $830 million senior secured first lien term loan facility (the “Term Facility”) and a $90 million senior secured revolving facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”).
Our indebtedness may have important consequences, including, but not limited to, the following:

•	increasing our vulnerability to general economic downturns and adverse industry conditions;

•
requiring us to dedicate a significant portion of our cash flows from operations to the payment of interest and principal on our debt, which would reduce the funds available to us for our working capital, capital expenditures or other general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness or more liquidity; and

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

Despite our levels of indebtedness, we have the ability to incur more indebtedness. Incurring additional debt could further intensify the risks described above.
We may incur additional debt in the future and the terms of the Credit Agreement permit us to do so subject to certain limitations. We will have the ability to draw upon our $90 million Revolving Facility. We will have the ability to utilize the uncommitted “accordion” under the Credit Facilities (subject to the receipt of commitments and satisfaction of certain other conditions), which permits the incurrence of additional debt up to (i) the greater of $191.0 million and 100% of “Consolidated EBITDA” (as defined in the Credit Agreement)
plus
any unused portion of the general debt basket, which is an amount up to the greater of $67.0 million and 35% of “Consolidated EBITDA”, that is instead applied to increase the amount of the accordion, plus (ii) the aggregate amount of all voluntary prepayments of loans and certain other permitted indebtedness secured on a pari passu basis with the loans under the Credit Facilities, in each case, to the extent not financed with the incurrence of certain additional long-term indebtedness, plus (iii) an unlimited amount, so long as (x) in the case of indebtedness secured on a pari passu basis with the first lien obligations under the Credit Facilities, the “First Lien Net Leverage Ratio” (as defined in the Credit Agreement) on a pro forma basis does not exceed the greater of (A) 4.35:1.00 and (B) if incurred in connection with a permitted acquisition or other permitted investment, such ratio as of the most recently ended test period; (y) in the case of indebtedness secured on a junior lien basis or indebtedness secured by assets that are not collateral for the Credit Facilities, the “Secured Net Leverage Ratio” (as defined in the Credit Agreement) on a pro forma basis does not exceed the greater of (A) 5.10:1.00 or (B) if incurred in connection with a permitted acquisition or other permitted investment, such ratio as of the most recently ended test period; and (z) in the case of unsecured indebtedness, either (A) the “Total Net Leverage Ratio” (as defined in the Credit Agreement) on a pro forma basis does not exceed the greater of (1) 5.60:1.00 and (2) if incurred in connection with a permitted acquisition or other permitted investment, such ratio as of the most recently ended test period or (B) the “Interest Coverage Ratio” (as defined in the Credit Agreement) on a pro forma basis is not less than the lesser of (1) 1.75:1.00 and (2) if incurred in connection with a permitted acquisition or other permitted investment, such ratio as of the most recently ended test period. In addition, the Credit Agreement will contain other provisions allowing us to incur significant amounts of additional debt. If additional debt is added to the debt that is originally incurred under the Credit Facilities, the related risks could intensify and we may not be able to meet all our respective debt obligations. In addition, the Credit Agreement will not prevent us from incurring obligations that do not constitute indebtedness as defined therein.
Restrictive covenants in the Credit Agreement and any future debt agreements, could restrict our operating flexibility.
The Credit Agreement contains restrictive covenants that limit our ability to engage in specified transactions and prohibit us from voluntarily prepaying certain of our other indebtedness. These covenants limit our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends on, or repurchase or make distributions in respect of, our capital stock or make other restricted payments;

•	make certain investments, including acquisitions of other companies;

•	sell or transfer assets;

•	prepay, redeem, repurchase, defease or amend the terms of certain junior indebtedness;

•	create or incur liens on our assets or enter into contractual obligations that restrict our ability to grant liens on assets or capital stock; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
Under the Credit Agreement, in certain circumstances we also are required to satisfy and maintain a certain “First Lien Net Leverage Ratio” (as defined in the Credit Agreement). Our ability to meet this financial ratio could be affected by events beyond our control, and there can be no assurance that we will meet that ratio.
The failure to comply with any of these covenants or any other term of the Credit Agreement could cause a default under the Credit Agreement. A default, if not waived, could result in acceleration of the outstanding indebtedness under the Credit Agreement, in which case such indebtedness would become immediately due and payable, and could also cause the acceleration of other indebtedness outstanding at such time. If any default occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

Unfavorable currency exchange rate fluctuations could materially and adversely affect our financial results.
Our international sales and our operations in countries other than the United States expose us to risks associated with fluctuating currency values and exchange rates. A significant amount of our international sales, costs, assets and liabilities are denominated in currencies other than the U.S. dollar. For fiscal 2020, approximately 39% of our sales were denominated in euros, 3% in pounds sterling, 3% in Japanese yen and 3% in Canadian dollars. For fiscal 2021, approximately 39% of our sales were denominated in euros, 3% in pounds sterling, 2% in Japanese yen and 2% in Canadian dollars. Gains and losses on the conversion of accounts receivable, accounts payable and other monetary assets and liabilities to U.S. dollars may contribute to fluctuations in our results of operations. In addition, increases in the value of the U.S. dollar relative to the euro could have an adverse effect on our results of operations. We do not currently purchase forward contracts to hedge against the risks associated with fluctuations in exchange rates.
Changes in our effective tax rate, including as a result of changes in law or recent changes in our organizational structure occurring, or adverse outcomes resulting from examination of our income tax returns could materially and adversely affect our results of operations.
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	earnings being lower than anticipated in countries where we are taxed at lower rates or other shifts in the mix of pre-tax profits and losses from one jurisdiction to another;

•	our inability to use tax credits;

•	changing tax laws or related interpretations, accounting standards and regulations and interpretations in multiple tax jurisdictions in which we operate;

•	an increase in expenses not deductible for tax purposes, including certain stock-based compensation expense and impairment of goodwill;

•	the tax effects of purchase accounting for acquisitions and restructuring charges and other discrete recognition of taxable events and exposures that may cause fluctuations between reporting periods;

•	changes related to our ability to ultimately realize future benefits attributed to net operating loss and other carryforwards included in our deferred tax assets;

•	tax assessments resulting from income tax audits or any related tax interest or penalties that would affect our income tax expense for the period in which the settlements take place; and

•	a change in our decision to indefinitely reinvest foreign earnings.
For example, on October 28, 2021, the Biden administration proposed changes to the U.S. tax system. The proposals under discussion include changes to the U.S. corporate tax system that would impose a corporate minimum book tax and increase the tax rate on and make other tax changes to GILTI earned by foreign subsidiaries. Many aspects of the current proposals are unclear or undeveloped, and we are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our liability for U.S. federal income taxes. However, it is possible that the enactment of changes in the U.S. corporate tax system could materially and adversely affect our liability for U.S. corporate tax and our consolidated effective tax rate.
Changes in our organizational structure occurring in connection with the Business Combination may also impact our tax rate. For example, prior to the Business Combination, income derived by many of our
non-U.S.
subsidiaries was not subject to U.S. federal income tax but, after the Business Combination, we will be subject to U.S. federal income tax on our worldwide income, including in certain cases dividends from, or income earned by, our
non-U.S.
subsidiaries, which may adversely impact our overall effective tax rate. In addition, we expect to have significantly reduced non-deductible
interest expense in periods after the Business Combination, which may impact our effective tax rate. As a result, we can provide no assurances as to how our effective tax rate is expected to be impacted by our post-Business Combination organizational structure. If our effective tax rate were to increase, our business, financial condition and results of operations could be adversely affected.
In addition, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service or other tax authorities. If any tax authority challenges the relative mix of our U.S. and international income, our future effective income tax rates could be adversely affected. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, we cannot assure you that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of our Securities
There is no guarantee that an active and liquid public market for our securities will develop.
GSAH was a blank check company and there was no public market for our common stock when Mirion was a private company. A liquid trading market for our Class A common stock may never develop or, if developed, it may not be sustained. In the absence of a liquid public trading market:

•	you may not be able to liquidate your investment in shares of our Class A common stock or our warrants;

•	you may not be able to resell your shares of our Class A common stock or our warrants at or above the price you paid for them;

•	the market price of shares of our Class A common stock or our warrants may experience significant price volatility; and

•	there may be less efficiency in carrying out your purchase and sale orders.
Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
The coverage of our business or our securities by securities or industry analysts or the absence thereof could adversely affect our securities and trading volume.
The trading market for our securities will be influenced in part by the research and other reports that industry or securities analysts may publish about us or our business or industry from time to time. We do not control these analysts or the content and opinions included in their reports. As a former blank check company, we may be slow to attract equity research coverage, and the analysts who publish information about our securities will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If no or few analysts commence equity research coverage of us, the trading price and volume of our securities would likely be negatively impacted. If analysts do cover us and one or more of them downgrade our securities, or if they issue other unfavorable commentary about us or our industry or inaccurate research, our stock price would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets. Any of the foregoing would likely cause our stock price and trading volume to decline.
Even if we are actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Overreliance by analysts or investors on any particular metric to forecast our future results may lead to forecasts that differ significantly from our own.

We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, including for possible use in acquisitions. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock.
Any additional debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, the
COVID-19
pandemic has disrupted capital markets, and if we seek to access additional capital or increase our borrowing, there can be no assurance that debt or equity financing may be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.
Our warrants are exercisable for our common stock, we may elect to issue shares of our Class A common stock in connection with the redemption of shares of IntermediateCo Class B common stock and the founder shares may vest, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding warrants to purchase an aggregate of 27,249,979 shares of our Class A common stock (including 18,750,000 public warrants and 8,500,000 private placement warrants) are exercisable. The exercise price of these warrants is $11.50 per share. In addition, up to 8,560,540 shares of Class A common stock may be issued in connection with the redemption of IntermediateCo Class B common stock and up to 18,750,000 founder shares may vest and become unrestricted upon the occurrence of certain vesting requirements. To the extent such warrants are exercised and such shares are issued or become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.
The public warrants may never be in the money, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.
The warrants were issued in registered form under a warrant agreement with Continental Stock Transfer & Trust Company, N.A., as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants, in whole and not in part, at any time after November 19, 2021 (their initial exercise date, and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, commencing ninety days after the warrants become exercisable, we may redeem the outstanding warrants, in whole and not in part at a price of $0.10 per warrant provided that:

•	holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock provided for in the warrant agreement;

•
if, and only if, the last reported sale price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders; and

•
if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the
30-day
period after written notice of redemption is given.

Such redemption may occur at a time when the warrants are
“out-of-the-money,”
in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.
Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.
None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.
Our warrants are accounted for as derivative liabilities and the changes in the value of our warrants have had and may continue to have a material effect on our financial results.
Our warrants are included on our balance sheet as of December 31, 2020 as derivative liabilities. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations have fluctuated and may continue to fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
The price of our Class A common stock and warrants may be volatile.
The price of our Class A common stock, as well as our warrants may fluctuate due to a variety of factors, including:

•	changes in the industries in which we and our customers operate;

•	developments involving our competitors;

•	changes in laws and regulations affecting our business;

•	variations in our operating performance and the performance of our competitors in general;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	actions by stockholders, including the sale by the PIPE Investors of any of their shares of our Class A common stock;

•	the vesting and potential sales of 18,750,000 founder shares upon the satisfaction of certain vesting requirements;

•	the issuance and potential sales of 8,560,540 shares of Class A common stock upon the redemption of shares of IntermediateCo Class B common stock;

•	the issuance and potential sales of 27,249,979 shares of Class A common stock upon the exercise of the public warrants and private placement warrants;

•	the sales of shares of our common stock after the expiration of applicable lockup restrictions;

•	additions and departures of key personnel;

•	commencement of, or involvement in, litigation involving the combined company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Class A common stock available for public sale; and

•
general economic and political conditions, such as the effects of the
COVID-19
outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our Class A common stock, and Warrants regardless of our operating performance.
In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there had not been a public market for our stock and trading in the shares of GSAH’s Class A common stock had not been active. Accordingly, the valuation ascribed to us in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed above could have a material adverse effect on your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
There is no guarantee that our warrants will be in the money, and they may expire worthless and the terms of our warrants may be amended.
The exercise price for our warrants is $11.50 per share of Class A common stock. There is no guarantee that the warrants will be in the money at any given time prior to their expiration on October 20, 2026. If the trading price of our common stock declines, the warrants may expire worthless.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.

We will have broad discretion over the use of proceeds from the exercise of the public warrants, and we may invest or spend the proceeds in ways with which investors do not agree and in ways that may not yield a return.
We will have broad discretion over the use of proceeds from the exercise of warrants. Investors may not agree with our decisions, and our use of the proceeds may not yield a return on investment. We intend to use these net proceeds for general corporate purposes, which may include capital expenditures, investments and working capital. In addition, from time to time in the past we have considered, and we continue to consider, acquisitions and strategic transactions, and we also may use such net proceeds for such purposes. Our use of these proceeds may differ substantially from our current plans. Our failure to apply the net proceeds from the exercises of warrants and options effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital.
We are subject to certain ownership and voting power laws and regulations which may limit the ability of stockholders to acquire our Class A common stock and therefore limit demand for our Class A common stock.
Under foreign direct investment and public interest laws, including in Germany, Finland, France, and the UK, and potentially other jurisdictions, certain acquisitions of our Class A common stock by investors are subject to government approval requirements. For example, in Germany, German foreign direct investment law require foreign investors to obtain approval from the German Federal Ministry for Economic Affairs and Energy for the direct or indirect acquisition of shares of a German company if the acquirer directly or indirectly holds at least 10% of the voting rights of the company following the acquisition. Any acquisition in violation of the aforementioned provisions of German foreign direct investment law may be void. Any violation of the prohibition to consummate an acquisition without approval of the Ministry may be subject to sanctions. Similar foreign direct investment laws exist in other jurisdictions in which we have substantial operations. In Finland, government approvals are required if an investor holds at least 10% of the voting rights of the company following the investment. In France, the prior approval from the French Minister of Economy is required if a non-EU
investor exceeds, directly or indirectly, 25% of the voting rights of the French entities of the company following the investment or, for an EU non-French
investor, in case of acquisition of control, direct or indirect, of the French entities. The U.K. will have a 25% voting rights threshold for mandatory filings under the National Security and Investment Act 2021 when the new regime becomes operational on January 4, 2022. Accordingly, these restrictions on and approval requirements for the acquisition of a substantial shareholding in our share capital may restrict certain investments and limit demand for shares of our Class A common stock.
Anti-takeover provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our Charter and Bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. Certain of these provisions provide:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board or our Chief Executive Officer, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Our Charter includes forum selection clauses, which could discourage claims or limit stockholders’ ability to make a claim against us, our directors, officers, other employees or stockholders.
Our Charter includes forum selection clauses. Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on behalf of the Company; (b) any claim or cause of action for breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company, to the Company or the Company’s stockholders; (c) any claim or cause of action against the Company or any current or former director, officer or other employee of the Company, arising out of or pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; (d) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws (as each may be amended from time to time, including any right, obligation, or remedy thereunder), (e) any claim or cause of action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and (f) any claim or cause of action against the Company or any current or former director, officer or other employee of the Company, governed by the internal- affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. In addition, our Charter provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Notwithstanding the foregoing, the Securities Act forum selection clause will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. These forum selection clauses may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce these forum selection clauses is low, if a court were to determine a forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibits

31.1*	Certification of Principal Executive Officer to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirion Technologies, Inc.

Date: November 10, 2021	/s/ Brian Schopfer
	Name:	Brian Schopfer
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)