Form 10-Q
period 2022-03-31
Mirion Technologies, Inc.
filed 2022-05-05
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 2, 2022, there were 199,583,232 shares of Class A common stock, $0.0001 par value per share, and 8,510,540 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

INTRODUCTORY NOTE

On October 20, 2021 (the "Closing" or the “Closing Date”), Mirion Technologies, Inc. (formerly known as GS Acquisition Holdings Corp II or "GSAH") consummated its business combination with GSAH (the "Business Combination") pursuant to the Business Combination Agreement dated June 17, 2021 (as amended, the “Business Combination Agreement”). On the Closing Date, GSAH was renamed Mirion Technologies, Inc.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Mirion,” the “Company,” “we,” “us” or “our” refer to Mirion Technologies, Inc. following the Business Combination, other than certain historical information which refers to the business of Mirion Technologies (TopCo), Ltd. (“Mirion TopCo”) prior to the consummation of the Business Combination.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our public communications and SEC filings may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, the Russian invasion of Ukraine, macroeconomic trends, and our competitive positioning are forward-looking statements. This includes, without limitation, statements under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, capital structure, indebtedness, business strategy and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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
•our ability to attract, train and retain key members of our leadership team and other qualified personnel;
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
•the impact of the global COVID-19 pandemic, including the availability, acceptance and efficacy of vaccinations and laws and regulations with respect to vaccinations, on our projected results of operations, financial performance or other financial metrics, or on any of the foregoing risks; and
•other risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q, including those under the heading “Risk Factors,” and other documents filed or to be filed with the SEC by us.

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

Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q or any earlier date specified for such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	Successor
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$84.2	$84.0
Restricted cash	1.0	0.6
Accounts receivable, net of allowance for doubtful accounts	138.6	157.4
Costs in excess of billings on uncompleted contracts	60.7	56.3
Inventories	123.2	123.6
Prepaid expenses and other current assets	28.8	31.5
Total current assets	436.5	453.4
Property, plant, and equipment, net	125.8	124.0
Operating ROU assets	44.2	45.7
Goodwill	1,652.5	1,662.6
Intangible assets, net	763.5	806.9
Restricted cash	2.0	0.7
Other assets	24.4	24.7
Total assets	$3,048.9	$3,118.0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$53.1	$59.4
Deferred contract revenue	72.1	73.0
Notes payable to third-parties, current	5.2	3.9
Operating lease liability, current	9.0	9.3
Accrued expenses and other current liabilities	74.0	75.4
Total current liabilities	213.4	221.0
Notes payable to third-parties, non-current	805.5	806.8
Warrant liabilities	48.2	68.1
Operating lease liability, non-current	39.1	40.6
Deferred income taxes, non-current	149.4	161.0
Other liabilities	36.1	36.5
Total liabilities	1,291.7	1,334.0
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 199,523,392 shares issued and outstanding at March 31, 2022; 199,523,292 shares issued and outstanding at December 31, 2021	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 8,560,540 issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,853.4	1,845.5
Accumulated deficit	(149.3)	(131.6)
Accumulated other comprehensive loss	(34.9)	(20.7)
Mirion Technologies, Inc. (Successor) stockholders’ equity (deficit)	1,669.2	1,693.2
Noncontrolling interests	88.0	90.8
Total stockholders’ equity	1,757.2	1,784.0
Total liabilities and stockholders’ equity (deficit)	$3,048.9	$3,118.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues:
Product	$116.9	$126.6
Service	46.3	39.6
Total revenues	163.2	166.2
Cost of revenues:
Product	74.8	82.8
Service	24.0	20.9
Total cost of revenues	98.8	103.7
Gross profit	64.4	62.5
Operating expenses:
Selling, general and administrative	90.9	60.4
Research and development	7.1	11.0
Total operating expenses	98.0	71.4
(Loss) income from operations	(33.6)	(8.9)
Other expense (income):
Third party interest expense	7.9	10.9
Related party interest expense (Note 8)	—	32.2
Foreign currency loss (gain), net	1.5	(4.0)
Change in fair value of warrant liabilities	(19.9)	—
Other expense (income), net	—	(0.2)
Loss before benefit from income taxes	(23.1)	(47.8)
Benefit from income taxes	(4.1)	(7.1)
Net loss	(19.0)	(40.7)
Loss attributable to noncontrolling interests	(1.3)	—
Net loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders	$(17.7)	$(40.7)
Net loss per common share attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders — basic and diluted	$(0.10)	$(6.18)
Weighted average common shares outstanding — basic and diluted	180.774	6.586
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In millions)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net loss	$(19.0)	$(40.7)
Other comprehensive loss, net of tax:
Foreign currency translation, net of tax	(15.7)	(18.1)
Unrecognized actuarial (loss) gain and prior service benefit, net of tax	—	0.2
Other comprehensive (loss) income, net of tax	(15.7)	(17.9)
Comprehensive loss	(34.7)	(58.6)
Less: Comprehensive loss attributable to noncontrolling interest	(2.8)	—
Comprehensive loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders	$(31.9)	$(58.6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(In millions, except share amounts)

Predecessor	A Ordinary Shares	A Ordinary Amount	B Ordinary Shares	B Ordinary Amount	Additional Paid-In Capital	Receivable from Employees for purchase of Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
Balance December 31, 2020	1,483,795	$—	5,353,970	$0.1	$9.6	$(2.4)	$(793.4)	$50.5	$2.2	$(733.4)
Share-based compensation expense	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Receivable from employees	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Net loss	—	—	—	—	—	—	(40.7)	—	—	(40.7)
Other comprehensive loss	—	—	—	—	—	—	—	(17.9)	—	(17.9)
Balance March 31, 2021	1,483,795	$—	5,353,970	$0.1	$9.5	$(2.5)	$(834.1)	$32.6	$2.2	$(792.2)

Successor	Class A Common Stock	Class A Common Stock Amount	Class B Common Stock	Class B Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
Balance December 31, 2021	199,523,292	$—	8,560,540	$—	$1,845.5	$(131.6)	$(20.7)	$90.8	$1,784.0
Stock-based compensation expense					7.8				7.8
Warrant redemptions	100								—
Stock compensation to directors in lieu of cash compensation		—			0.1				0.1
Net loss						(17.7)		(1.3)	(19.0)
Other comprehensive loss						—	(14.2)	(1.5)	(15.7)
Balance March 31, 2022	199,523,392	$—	8,560,540	$—	$1,853.4	$(149.3)	$(34.9)	$88.0	$1,757.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
OPERATING ACTIVITIES:
Net loss	$(19.0)	$(40.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrual of in-kind interest on notes payable to related parties	—	31.5
Depreciation and amortization expense	44.9	23.6
Stock-based compensation expense	7.9	(0.1)
Amortization of debt issuance costs	1.0	0.9
Provision for doubtful accounts	(0.2)	0.4
Inventory obsolescence write down	0.2	0.3
Change in deferred income taxes	(10.4)	(0.7)
Loss (gain) on disposal of property, plant and equipment	(0.7)	(0.3)
Loss (gain) on foreign currency transactions	1.5	(4.0)
Change in fair values of warrant liabilities	(19.9)	—
Other	0.1	1.7
Changes in operating assets and liabilities:
Accounts receivable	17.6	(5.5)
Costs in excess of billings on uncompleted contracts	(5.2)	(5.3)
Inventories	(0.9)	2.0
Prepaid expenses and other current assets	1.7	(6.5)
Accounts payable	(6.8)	15.7
Accrued expenses and other current liabilities	(0.9)	(13.8)
Deferred contract revenue	(0.3)	5.1
Other assets	—	(0.5)
Other liabilities	0.8	7.1
Net cash provided by operating activities	11.4	10.9
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash and cash equivalents acquired	—	(15.0)
Purchases of property, plant, and equipment and badges	(8.7)	(8.0)
Sales of property, plant, and equipment	0.8	—
Net cash used in investing activities	(7.9)	(23.0)
FINANCING ACTIVITIES:
Principal repayments	(0.4)	(7.5)
Other financing	(0.2)	0.2
Net cash used in financing activities	(0.6)	(7.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.0)	(1.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1.9	(21.0)
Cash, cash equivalents, and restricted cash at beginning of period	85.3	108.7
Cash, cash equivalents, and restricted cash at end of period	$87.2	$87.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial information. The interim Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the period ended December 31, 2021, which include a complete set of footnote disclosures, including our significant accounting policies included in our Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned and majority-owned or controlled subsidiaries. For consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to noncontrolling interests is reported as “Income (Loss) attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated in consolidation.

The Company recognizes a noncontrolling interest for the portion Class B common stock of IntermediateCo that is not attributable to the Company. See Note 19, Noncontrolling Interests.

On October 20, 2021, the Board of Directors determined to change Mirion TopCo's fiscal year end from June 30th of each year to December 31st of each year in order to align Mirion’s fiscal year end with GSAH’s fiscal year end.

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

The Business Combination was accounted for under ASC 805, Business Combinations. GSAH was determined to be the accounting acquirer. Mirion Technologies, Inc. constitutes a business in accordance with ASC 805 and the business combination constitutes a change in control. Accordingly, the Business Combination is being accounted for using the acquisition method. Under this method of accounting, Mirion TopCo is treated as the “acquired” company for financial reporting purposes and the acquired net assets were stated at fair value, with goodwill or other intangible assets recorded.

As a result of the application of the acquisition method of accounting in the Successor Period, the financial statements for the Successor Period are presented on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor Period.

Segments

The Company manages its operations through two operating and reportable segments: Medical and Industrial. These segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 15, Segments, for further detail.
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
Significant Accounting Policies
There have been no material changes in our significant accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in Note 1 to the audited Consolidated Financial Statements on Form 10-K for the period ended December 31, 2021.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $5.1 million and $5.4 million as of March 31, 2022 and December 31, 2021, respectively.
Prepaid Expenses and Other Current Assets
Other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.
The components of other current assets consist of the following (in millions):

	Successor
	March 31, 2022	December 31, 2021
Prepaid insurance	$3.1	$5.3
Short-term marketable securities	4.7	4.9
Income tax receivable	1.0	2.8
Other current assets	20.0	18.5
	$28.8	$31.5
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $3.0 million and $3.1 million at March 31, 2022 and December 31, 2021, respectively, and were included in deferred income taxes and other liabilities on the Condensed Consolidated Balance Sheets. Accretion expense related to these liabilities was not material for any periods presented.
Revenue Recognition
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
Contract Balances
The timing of the Company's revenue recognition, invoicing, and cash collections results in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and deferred contract revenue. Refer to Note 3, Contracts in Progress for further details.
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of March 31, 2022 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $753.5 million and $747.5 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 the Company expects to recognize approximately 41%, 23%, 16%, and 9% of the remaining performance obligations as revenue during the fiscal years 2022, 2023, 2024 and 2025, respectively.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 15, Segment Information.
Warrant Liability

As of March 31, 2022, the Company had outstanding warrants to purchase up to 27,249,879 shares of Class A common stock. The Company accounts for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s Condensed Consolidated Statements of Operations. The fair value of the Public Warrants issued in connection with GSAH's initial public offering has been measured based on the listed market price of such Public Warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 16, Fair Value Measurements.
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts.
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of March 31, 2022 and December 31, 2021, no customer accounted for more than 10% of the accounts receivable balance.
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
2. Business Combinations and Acquisitions

On October 20, 2021, Mirion Technologies, Inc. consummated its previously announced Business Combination pursuant to the Business Combination Agreement. On December 1, 2021, the Company acquired 100% of the equity interest of CIRS.

No adjustments to the previously disclosed preliminary fair value of net assets acquired in the Business Combination and CIRS acquisition have been recorded in the quarter ended March 31, 2022. The estimated fair values of all assets acquired and liabilities assumed in the acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition dates, including but not limited to valuation of tax accounts, property, plant and equipment and intangible assets.
3. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	Successor
	March 31, 2022	December 31, 2021
Costs incurred on contracts (from inception to completion)	$193.4	$199.4
Estimated earnings	122.5	125.5
Contracts in progress	315.9	324.9
Less: billings to date	(267.3)	(281.8)
	$48.6	$43.1

The carrying amounts related to uncompleted construction-type contracts are included in the accompanying Condensed Consolidated Balance Sheets under the following captions (in millions):

	Successor
	March 31, 2022	December 31, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$60.7	$56.3
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	6.3	6.5
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(16.2)	(17.6)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(2.2)	(2.1)
	$48.6	$43.1
(1)Included in other assets within the Condensed Consolidated Balance Sheets.
(2)Included in deferred contract revenue – current within the Condensed Consolidated Balance Sheets.
(3)Included in other liabilities within the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2022 the Company has recognized revenue of $3.3 million related to the contract liabilities balance as of December 31, 2021.
4. Inventories
The components of inventories consist of the following (in millions):

	Successor
	March 31, 2022	December 31, 2021
Raw materials	$59.6	$56.8
Work in progress	29.8	26.6
Finished goods	33.8	40.2
	$123.2	$123.6
5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

		Successor
	Depreciable Lives	March 31, 2022	December 31, 2021
Land, buildings, and leasehold improvements	3-39 years	$45.0	$45.0
Machinery and equipment	5-15 years	28.1	26.7
Badges	3-5 years	30.0	27.9
Furniture, fixtures, computer equipment and other	3-10 years	18.3	16.7
Construction in progress	—	15.2	12.2
		136.6	128.5
Less: accumulated depreciation and amortization		(10.8)	(4.5)
		$125.8	$124.0
Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Successor	Predecessor
	March 31, 2022	March 31, 2021
Depreciation expense in:
Cost of revenues	$4.2	$2.9
Operating expenses	$1.9	$2.1
Construction in progress includes capitalized internal use software costs totaling $1.9 million and $1.7 million as of March 31, 2022 and December 31, 2021 respectively.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	Successor
	March 31, 2022	December 31, 2021
Compensation and related benefit costs	$33.1	$34.0
Customer deposits	8.6	8.8
Accrued commissions	0.9	0.9
Accrued warranty costs	5.4	5.9
Non-income taxes payable	6.2	7.5
Pension and other post-retirement obligations	0.5	0.3
Income taxes payable	5.3	3.2
Restructuring	1.1	1.4
Accrued professional fees related to becoming a public company	0.7	1.8
Deferred and contingent consideration	1.6	2.0
Other accrued expenses	10.6	9.6
Total	$74.0	$75.4
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
Goodwill is assigned to reporting units at the date the goodwill is initially recorded and is reallocated as necessary based on the composition of reporting units over time. No goodwill impairment was recognized for the three months ended March 31, 2022 and 2021, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of March 31, 2022 and December 31, 2021 (in millions):

Successor
	Medical	Industrial	Consolidated
Balance—December 31, 2021	$712.5	$950.1	$1,662.6
Translation adjustment	—	(10.1)	(10.1)
Balance—March 31, 2022	$712.5	$940.0	$1,652.5
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
Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

Successor
		March 31, 2022
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$339.5	$(33.2)	$306.3
Distributor relationships	7 - 13	61.0	(3.4)	57.6
Developed technology	5 - 16	249.2	(13.5)	235.7
Trade names	3 - 10	99.4	(4.6)	94.8
Backlog and other	1 - 4	84.9	(15.8)	69.1
Total		$834.0	$(70.5)	$763.5

		December 31, 2021
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$341.0	$(15.3)	$325.8
Distributor relationships	7 - 13	61.0	(1.5)	59.5
Developed technology	5 - 16	251.2	(5.9)	245.3
Trade names	3 - 10	100.0	(2.1)	97.9
Backlog and other	1 - 4	85.7	(7.2)	78.4
Total		$838.9	$(32.0)	$806.9
Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Amortization expense for intangible assets in:
Cost of revenues	$6.7	$6.9
Operating expenses	$32.1	$11.7
8. Borrowings
On June 17, 2021, Mirion and certain selling shareholders (the "Sellers") entered into the Business Combination Agreement with GSAH, a special purpose acquisition company. On October 20, 2021, Mirion consummated the Business Combination pursuant to the Business Combination Agreement, combining with a subsidiary of GSAH at the Closing, for total consideration of approximately $2.6 billion. The Sellers received cash consideration of approximately $1.3 billion and 30,401,902 shares of Class A and 8,560,540 shares of Class B common stock valued at approximately $0.4 billion on the Closing Date (based upon a $10.45 average price per share of GSAH's Class A common stock on the Closing Date). The Shareholder Notes and Management Notes (each as defined below) were acquired by GSAH at the Closing for a price equal to the full outstanding principal amount together with all accrued but unpaid interest up to but excluding the Closing Date using a portion of the Business Combination Consideration. In connection with the Closing, GSAH contributed the

Shareholder Notes and the Management Notes to Mirion TopCo, and then the Shareholder Notes and Management Notes were extinguished in full. Borrowings under the 2019 Credit Facility (as defined below) as of the Closing Date were paid in full through the cash consideration and new financing obtained through the 2021 Credit Agreement described below.
Third-party notes payable consist of the following (in millions):

	Successor
	March 31, 2022	December 31, 2021
2021 Credit Agreement	$827.9	$828.3
Canadian Financial Institution	1.2	1.2
Other	1.9	2.3
Draw on revolving line of credit	—	—
Total third-party borrowings	831.0	831.8
Less: notes payable to third-parties, current	(5.2)	(3.9)
Less: deferred financing costs	(20.3)	(21.1)
Notes payable to third-parties, non-current	$805.5	$806.8
As of March 31, 2022 and December 31, 2021, the fair market value of the Company's 2021 Credit Agreement was $818.6 million and $825.2 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining third-party debt approximates the respective carrying amounts as of March 31, 2022 and December 31, 2021.
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
The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $90.0 million senior secured revolving facility (collectively, the “Credit Facilities”). Funds from the Credit Facilities are permitted to be used in connection with the Business Combination and relation transactions to refinance the 2019 Credit Facility referred to below and for general corporate purposes. The term loan facility is scheduled to mature on October 20, 2028 and the revolving facility is scheduled to expire and mature on October 20, 2026. The agreement requires the payment of a commitment fee of 0.50% per annum for unused revolving commitments, subject to stepdowns to 0.375% per annum and 0.25% per annum upon the achievement of specified leverage ratios. Any outstanding letters of credit issued under the 2021 Credit Agreement reduce the availability under the revolving line of credit.
The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on LIBOR (with customary fallback provisions) for borrowings in U.S. dollars, a floating rate formula based on EURIBOR for borrowings in Euro or a floating rate formula based on SONIA for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing. The 2021 Credit Agreement includes fallback language that seeks to either facilitate an agreement with the Company's lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based upon the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon certain triggering events.

The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion Technologies (HoldingSub2), Ltd. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion Technologies (HoldingSub2), Ltd. and subsidiaries were in compliance with all debt covenants on March 31, 2022 and December 31, 2021.
Term Loan - The term loan has a seven-year term (expiring October 2028), bears interest at the greater of Adjusted London Interbank Offered Rate ("LIBOR") or 0.50%, plus 2.75% and has quarterly principal repayments of 0.25% of the original principal balance. The interest rate was 3.25% as March 31, 2022 and December 31, 2021. The Company repaid $0.4 million and $1.7 million for the 3-month period ended March 31, 2022 and for Successor Period ended December 31, 2021, respectively, yielding an outstanding balance of approximately $827.9 million and $828.3 million as of March 31, 2022 and December 31, 2021, respectively.
Revolving Line of Credit - The revolving line of credit arrangement has a five year term and bears interest at the greater of LIBOR or 0%, plus 2.75%. The agreement requires the payment of a commitment fee of 0.50% per annum for unused commitments. The revolving line of credit matures in October 2026, at which time all outstanding revolving facility loans and accrued and unpaid interest are due. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of March 31, 2022 and December 31, 2021. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $8.0 million and $8.1 million as March 31, 2022 and December 31, 2021, respectively. The amount available on the revolver as of March 31, 2022 and December 31, 2021 was approximately $82.0 million and $81.9 million, respectively.
Deferred Financing Costs
In connection with the issuance of the 2021 Credit Agreement term loan, we incurred debt issuance costs of $21.7 million on date of issuance. In accordance with accounting for debt issuance costs, we recognize and present deferred finance costs associated with non-revolving debt and financing obligations as a reduction from the face amount of related indebtedness in our Condensed Consolidated Balance Sheets.
In connection with the issuance of the 2021 Credit Agreement revolving line of credit, we incurred debt issuance costs of $1.8 million. We recognize and present debt issuance costs associated with revolving debt arrangements as an asset and include the deferred finance costs within other assets on our Condensed Consolidated Balance Sheets. We amortize all debt issuance costs over the life of the related indebtedness.
For the 3-month period ended March 31, 2022, we incurred approximately $1.0 million of amortization expense of the deferred finance costs.
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
USD term loan – The term loan had a seven-year term (expiring March 2026), bearing interest at the greater of Adjusted London Interbank Offered Rate (“LIBOR”) or 0%, plus 4.00%, and had quarterly principal repayments of 0.25% of the original principal balance. The interest rate was 4.27% as of March 31, 2021. The Company repaid $1.9 million for the 3-month period ended March 31, 2021.

Euro term loan - The Euro portion of the term loan had a seven-year term (expiring March 2026), bearing interest at the greater of European union interbank market (“Euribor”) or 0%, plus 4.25% and has quarterly principal repayments of 0.25% of the original principal balance. As of March 31, 2021, the interest rate was 4.25%. The Company repaid $0.4 million for the three months ended March 31, 2021.

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
For the 3-month period ended March 31, 2021, we incurred approximately $1.0 million of amortization expense of the deferred finance costs.
NRG Loan - In conjunction with the acquisition of NRG, the Company entered into a loan agreement for €7.2 million ($7.4 million) at the date of the acquisition. This agreement was scheduled to expire in December 2023. The loan bore interest which is Euribor of three months, plus 2.0%, and mandatory costs if any. The remaining balance for this loan was paid off in full during the 3-months ended March 31, 2021.
Canadian Financial Institution - In May 2019, the Company entered into a credit agreement for C$1.7 million ($1.3 million) with a Canadian financial institution that matures in April 2039. The note bears annual interest at 4.15%. The credit agreement is secured by the facility acquired using the funds obtained.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of March 31, 2022 and December 31, 2021 there were no outstanding amounts under these arrangements.

Accounts Receivable Sales Agreement

We are party to an agreement to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution without recourse. Under this agreement, the Company can sell up to €8.0 million ($8.9 million) and €8.0 million ($9.1 million) as March 31, 2022 and December 31, 2021, respectively, of eligible accounts receivables. The accounts receivable under this agreement are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of March 31, 2022 and December 31, 2021, there was $0.0 million and approximately $0.4 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for the Successor Periods and for all Predecessor Periods presented and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €67.5 million ($75.0 million) and €70.3 million ($79.7 million), as of March 31, 2022 and December 31, 2021, respectively, subject to certain local restrictions. As of March 31, 2022 and December 31, 2021 there were €43.3 million ($48.1 million) and €37.7 million ($42.7 million), respectively, of the lines had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $3.0 million and $1.3 million as of March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, contractual principal payments of total third-party borrowings are as follows (in millions):

Fiscal year ending March 31:
Remainder of 2022	$6.3
2023	8.4
2024	8.3
2025	8.2
2026	9.6
Thereafter	790.2
Gross Payments	831.0
Unamortized debt issuance costs	(20.3)
Total third-party borrowings, net of debt issuance costs	$810.7
Notes Payable to Related Parties
Concurrent with the Closing, a portion of the Business Combination Consideration was used to extinguish the Shareholder Notes and the Management Notes in full.
Shareholder and Management Notes – Mirion Technologies (HoldingSub1), Ltd., was authorized to issue $900.0 million (plus accrued paid in-kind (PIK) interest) of notes to shareholders (the “Shareholder Notes”) and up to $5.0 million (plus paid in-kind (PIK) cash and interest) of notes to certain members of management (the “Management Notes”). The notes ranked pari passu between each other and other unsecured obligations of the Company. The notes could be prepaid without penalty at the Company’s option and were subordinate in right of payment to any indebtedness of the Company to banks or to other financial institutions (either currently existing or to occur in the future). Certain of the Shareholder and Management Notes were admitted to trading and were on the official listing of The International Stock Exchange (TISE).
During 3-month period ended March 31, 2021, no additional Shareholder Notes were admitted to trading and were on the official listing of TISE. There was no trading activity related to Shareholder and Management Notes during 3-month period ended March, 2021.
The notes bore simple annual interest at 11.5%. For the Shareholder Notes, the interest was added to the principal outstanding on December 31 of each year until extinguished and were referred to as Shareholder Funding Bonds on TISE. For the Management Notes, half of the interest was added to the principal outstanding on December 31 of each year until extinguished and was referred to as Management Funding Bonds on TISE, while the remaining half was payable in cash annually. The listing on the TISE for Shareholder and Management Funding Bonds was an optional election and certain shareholders had elected to opt-out of listing their Shareholder Funding Bonds. All other shareholders and management had elected to list their funding bonds on TISE. The notes were due when the Company completes a public offering, a winding-up, a sale, or on March 30, 2026, whichever occurred first. The redemption price was equal to the outstanding principal plus all accrued and unpaid interest then outstanding.

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

The table below presents the locations of the operating lease assets and liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively (in millions):

		Successor
	Balance Sheet Line Item	March 31, 2022	December 31, 2021
Operating Lease assets	Operating Lease assets	$44.2	$45.7
Financing Lease assets	Other Assets	$0.8	$0.9
Operating lease liabilities:
Current operating lease liabilities	Current operating lease liabilities	$9.0	$9.3
Non-current operating lease liabilities	Operating lease liability, non-current	39.1	40.6
Total operating lease liabilities:		$48.1	$49.9
Financing lease liabilities:
Current financing lease liabilities	Accrued expenses and other current liabilities	$0.6	$0.6
Non-current financing lease liabilities	Deferred income taxes and other long-term liabilities	0.2	0.3
Total financing lease liabilities:		$0.8	$0.9

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2022 and December 31, 2021, respectively, are:

	Successor
	March 31, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term (in years)	7.3	7.5
Weighted average discount rate	4.18%	4.19%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the Condensed Consolidated Balance Sheets as of March 31, 2022 (in millions):

Fiscal year ending December 31:
2022	$8.2
2023	9.6
2024	8.0
2025	6.5
2026	4.9
2027 and thereafter	18.7
Total undiscounted future minimum lease payments	$55.9
Less: Imputed interest	(7.8)
Total lease liabilities	$48.1

For the three months ended March 31, 2022, operating lease costs (as defined under ASU 2016-02) were $2.6 million. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Rental expense for operating lease (as defined prior to the adoption of ASC 2016-02) was approximately $2.8 million for the Predecessor period three months ended March 31, 2021.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.9 million for the three months ended March 31, 2022 and this amount is included in operating activities in the Condensed Consolidated Statements of Cash Flows. Operating lease assets obtained in exchange for new operating lease liabilities were $0.9 million for the three months ended March 31, 2022.
10. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of March 31, 2022, unconditional purchase obligations were as follows (in millions):

Fiscal year ending December 31:
2022	$19.8
2023	7.8
2024	4.7
2025	2.8
2026	2.7
2027 and thereafter	0.3
Total	$38.1
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
11. Income Taxes
The effective income tax rate was 17.7% for the three months ended March 31, 2022 (Successor Period) and 14.9% for the three months ended March 31, 2021 (Predecessor Period). The difference in effective tax rate was primarily attributable to mix of earnings, certain adjustments for the Successor Period as a result of the Business Combination, and valuation allowances in the Predecessor Period.
The effective income tax rate for the Successor Period differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences. The effective income tax rate for the Predecessor Period differs from the U.K. statutory rate of 19% due primarily to valuation allowances on certain UK losses.
12. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Successor
	Three Months Ended March 31, 2022	Three Months Ended March 31. 2021
Cash Paid For:
Cash paid for interest	$6.9	$10.0
Cash paid for income taxes	2.4	2.8
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accounts payable	1.0	0.7
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in millions).

	Successor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash and cash equivalents	$84.2	$86.7
Restricted cash—current	1.0	0.8
Restricted cash—non-current	2.0	0.2
Total cash, cash equivalents, and restricted cash	$87.2	$87.7
Amounts included in restricted cash represent funds with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers.
13. Stock-Based Compensation
Stock-based compensation is rewarded to employees and directors of the Company and accounted for in accordance with ASC 718, "Compensation—Stock Compensation". Stock-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. Stock-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur. The Company uses various forms of long-term incentives including, but not limited to RSUs and PSUs, provided that the granting of such equity awards is in accordance with the Company Incentive Plan as filed on Form S-8 with the SEC on December 27, 2021.
2021 Omnibus Incentive Plan
We adopted and obtained stockholder approval at the special meeting of the stockholders on October 19, 2021 of the 2021 Plan. We initially reserved 19,952,329 shares of our Class A common stock for issuance pursuant to awards under the 2021 Plan. The total number of shares of our Class A common stock available for issuance under the 2021 Plan will be increased on the first day of each fiscal year following the date on which the 2021 Plan was adopted in an amount equal to the least of (i) three percent (3%) of the outstanding shares of Class A common stock on the last day of the immediately preceding fiscal year, (ii) 9,976,164 shares of Class A common stock and (iii) such number of shares of Class A common stock as determined by the Committee (as defined and designated under the 2021 Plan) in its discretion. Any employee, director or consultant of the Company or any of its subsidiaries or affiliates is eligible to receive an award under the 2021 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations. The 2021 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, PSUs, other share-based awards, or any combination thereof. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.
The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended March 31, 2022, $1.0 million of stock compensation expense was recorded, of which $0.2 million was related to non-employee directors. There were no new grants during the three months ended March 31, 2022.

In addition, during the three months ended March 31, 2022, certain members of the Company's Directors elected to receive their quarterly retainer fees in the form of Class A common stocks. As such, the Company recorded related stock compensation expense for $0.1 million in the same period.

Profits Interests
In conjunction with entering into the Business Combination Agreement, on June 17, 2021 the Sponsor issued 4,200,000 Profits Interests to Lawrence Kingsley, the current Chairman of the Board of Mirion, 3,200,000 Profits Interests to Thomas Logan, the Chief Executive Officer of Mirion, and 700,000 Profits Interests to Brian Schopfer, the Chief Financial Officer of Mirion. The Profits Interests are intended to be treated as profits interests for U.S. income tax purposes, pursuant to which Messrs. Logan, Schopfer and Kingsley will have an indirect interest in the founder shares held by the Sponsor.

The Profits Interests are subject to service vesting conditions fifty percent (50%) of the Profits Interests granted to each of Messrs. Logan and Schopfer service-vest on each of the second and third anniversaries of the Closing, and fifty percent (50%) of the Profits Interests granted to Mr. Kingsley service-vest on each of the first and second anniversaries of the Closing) and performance vesting conditions (under which the price per share of Mirion's Class A common stock must meet or exceed certain established thresholds for 20 out of 30 trading days before the fifth anniversary of the Closing Date). The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

Of the Profits Interests, 3.2 million have a performance vesting threshold price of $12 per share of Mirion Class A common stock, 2.0 million have a threshold price of $14 per share of Mirion Class A common stock, and 3.0 million have a threshold price of $16 per share of Mirion Class A common stock.

During the three months ended March 31, 2022, $6.8 million of stock compensation expense was recorded and no new Profit Interests were issued.
14. Related-Party Transactions
Founder Shares

As of the closing of the Business Combination, the Sponsor owned 18,750,000 shares of Class B common stock the ("Founder Shares") which automatically converted into 18,750,000 shares of Class A common stock at the closing of the Business Company. The Founder Shares, are subject to certain vesting and forfeiture conditions and transfer restrictions, including performance vesting conditions under which the price per share of Mirion's Class A common stock must meet or exceed certain established thresholds of $12, $14, or $16 per share for 20 out of 30 trading days before the fifth anniversary of the Closing Date of the Business Combination). The Founder Shares will be forfeited to the Company for no consideration if they fail to vest before October 20, 2026.

Private Placement Warrants

The Sponsor purchased an aggregate of 8,500,000 private placement warrants (the "Private Placement Warrants") at a price of $2.00 per whole warrant ($17.0 million in the aggregate) in a private placement (the “Private Placement”) that closed concurrently with the closing of GSAH's initial public offering (the "IPO"). Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment in certain circumstances, including upon the occurrence of certain reorganization events. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Private Placement Warrants are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. See Note 16, Fair Value Measurements, for the fair value of the Private Placement Warrants at March 31, 2022.

Profits Interests

In connection with the Business Combination Agreement, the Sponsor issued 8,100,000 Profits Interests to certain individuals affiliated with or expected to be affiliated with Mirion after the Business Combination. The holders of the Profits Interests will have an indirect interest in the Founder Shares held by the Sponsor. The Profits Interests are subject to service and performance vesting conditions, including the occurrence of the Closing, and do not fully vest until all of the applicable conditions are satisfied. In addition, the Profits Interests are subject to certain forfeiture conditions. See Note 13, Stock-based Compensation, for further detail regarding the Profits Interests.

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

Charterhouse Capital Partners LLP
The Company had entered into agreements with its Predecessor Period primary investor, Charterhouse Capital Partners LLP ("CCP"), which obligated the Company to pay quarterly management fees of $0.1 million per year. In return, CCP provided various investment banking services relating to financing arrangements, mergers and acquisitions and other services. During the three months ended March 31, 2021 (Predecessor), the Company paid CCP $0.1 million for professional fees and expense reimbursements. Upon the completion of the Business Combination, the agreement with CCP is complete. Therefore, as of March 31, 2022 the Company had no additional payments for professional fees or expense reimbursements.
15. Segment Information
The following table summarizes select operating results for each reportable segment (in millions).

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues
Medical	$60.1	$51.5
Industrial	103.1	114.7
Consolidated Revenues	$163.2	$166.2
Segment (Loss) Income from Operations
Medical	$(3.5)	$(2.3)
Industrial	(1.4)	17.8
Total Segment (Loss) Income from Operations	(4.9)	15.5
Corporate and other	(28.7)	(24.4)
Consolidated Loss from Operations	$(33.6)	$(8.9)
The Company’s assets by reportable segment were not included, as this information is not reviewed by, nor otherwise provided to, the chief operating decision maker to make operating decisions or allocate resources.
The following details revenues by geographic region. Revenues generated from external customers are attributed to geographic regions through sales from site locations (i.e., point of origin) (in millions).

	Revenues
	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
North America
Medical	$55.6	$47.2
Industrial	42.2	43.8
Total North America	97.8	91.0
Europe
Medical	4.5	4.3
Industrial	53.2	61.7
Total Europe	57.7	66.0
Asia Pacific
Medical	—	—
Industrial	7.7	9.2
Total Asia Pacific	7.7	9.2
Total revenues	$163.2	$166.2
The following details revenues by timing of recognition (in millions):

	Revenues
	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Point in time	$117.0	$121.4
Over time	46.2	44.8
Total revenues	$163.2	$166.2
The following details revenues by product category (in millions):

	Revenues
	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Medical segment:
Medical	$60.1	$51.5
Industrial segment:
Reactor Safety and Control Systems	30.8	36.9
Radiological Search, Measurement, and Analysis Systems	72.3	77.8
Total revenues	$163.2	$166.2
16. Fair Value Measurements
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
Fair Value of Financial Instruments

The Company categorizes assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets based upon the level of judgment associated with inputs used to measure their fair value. It is not practicable due to cost and effort for the Company to estimate the fair value of notes issued to related parties primarily due to the nature of their terms relative to the entity’s capital structure.
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
The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

Successor
	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$87.2	$—	$—
Discretionary retirement plan	3.5	0.9	—
Liabilities
Discretionary retirement plan	3.5	0.9	—
Public warrants	33.2	—	—
Private placement warrants	—	15.0	—

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$85.3	$—	$—
Discretionary retirement plan	3.7	0.8	—
Liabilities
Discretionary retirement plan	3.7	0.8	—
Public warrants	46.9	—	—
Private placement warrants	—	21.2	—
As of March 31, 2022 and December 31, 2021, the fair value of Public Warrants issued in connection with GSAH's IPO have been measured based on the listed market price of such Public Warrants, a Level 1 measurement.
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
For the three months ended March 31, 2022, the Company recognized an unrealized gain resulting from a decrease in the fair value of the warrant liabilities of $19.9 million, which is presented in the Condensed Consolidate Statements of Operations as change in fair value of warrant liabilities.

17. Loss Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) shareholders	$(17.7)	$(40.7)
Weighted average common shares outstanding – basic and diluted	180.774	6.586
Net loss per common share attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) — basic and diluted	$(0.10)	$(6.18)
Anti-dilutive employee share-based awards, excluded	0.988	0.3
Net loss per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the three months ended March 31, 2022 and 2021, respectively; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.

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

Warrants
As described above, the Company has outstanding warrants to purchase up to 27,249,879 shares of Class A common stock. One whole warrant entitles the holder thereof to purchase one share of Mirion Class A common stock at a price of $11.50 per share. The Company’s warrants are not included in the Company’s calculation of basic loss per share and are excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive.

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

Stock-Based Awards
Each stock-based award represents the right to receive a Class A common stock upon vesting of the awards. Per ASC 260, Earnings Per Share ("EPS"), shares issuable for little or no cash consideration upon the satisfaction of certain conditions (i.e. contingently issuable shares) should be included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. As such, any stock-based awards such as Restricted Stock Units (RSUs) that vest in the Successor Period will be included in the Company's basic loss per share calculations as of the date when all necessary conditions are met.

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
18. Restructuring
The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability, and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions, and the consolidation of facilities.
As of March 31, 2022, the Company has identified restructuring actions which will result in additional charges of approximately $1.5 million, primarily in the next 12 months.
The Company’s restructuring expenses are comprised of the following (in millions):

Successor
	Three Months Ended March 31, 2022
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$0.9	$1.0
Other(1)		1.0	1.0
Total	$0.1	$1.9	$2.0

Predecessor
	Three Months Ended March 31, 2021
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$1.9	$—	$1.9
Other(1)	—	0.1	0.1
Total	$1.9	$0.1	$2.0
(1) Includes facilities, inventory write-downs, outside services, and IT costs.
The Company does not allocate restructuring charges to segment income; instead, these costs are included in Corporate & other.
The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets (in millions).

Successor
Balance at December 31, 2021	$1.4
Restructuring charges	2.0
Payments	(2.3)
Adjustments	—
Balance at March 31, 2022	$1.1
19. Noncontrolling Interests

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

As of March 31, 2022, noncontrolling interest was $88.0 million reflected in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit).

20. Subsequent Events

On May 2, 2022, one of the Company’s customers announced that it had terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland. The remaining performance obligation related to this contract within our backlog was approximately $67 million, of which approximately 80% was scheduled to be recognized as revenue over the next five years. The contract’s deferred contract revenue liability balance within our Industrial segment was $6.4 million as of March 31, 2022. There were no outstanding accounts receivable or costs in excess of billings on uncompleted contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of Mirion’s financial condition and results of operations together with the consolidated financial statements and related notes of Mirion Technologies, Inc. that are included elsewhere in this Quarterly Report on From 10-Q as well as our audited statements and the notes related thereto for the year ended December 31, 2021 that are included in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q as well as Annual Report on Form 10-K. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Mirion” and “the Company” refer to the business and operations of Mirion Technologies TopCo, Ltd. and its consolidated subsidiaries prior to the Business Combination and to Mirion and its consolidated subsidiaries, following the consummation of the Business Combination. Unless the context otherwise requires or unless otherwise specified, all dollar amounts in this section are in millions.
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
•Our revenues were $163.2 million for the three months ended March 31, 2022 and $166.2 million for the three months ended March 31, 2021, of which 36.8% and 31.0% was generated in the Medical segment for the three months ended March 31, 2022 and March, 31, 2021, respectively, and 63.2% and 69.0% was generated in the Industrial segment for the three months ended March 31, 2022 and March 31, 2021, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders, including funded and unfunded government contracts) was $753.5 million and $747.5 million as of March 31, 2022, and December 31, 2021, respectively.
The Mirion Business Combination

The Business Combination closed on October 20, 2021 (the “Closing Date”), and GS Acquisition Holdings Corp II ("GSAH") was renamed Mirion Technologies, Inc. Our Class A common stock is listed on the NYSE under the ticker symbol “MIR.”
The Business Combination has been accounted for under ASC 805, Business Combinations. GSAH has been determined to be the accounting acquirer. Mirion constitutes a business in accordance with ASC 805 and the Business Combination constitutes a change in control. Accordingly, the Business Combination has been accounted for using the acquisition method. Under this method of accounting, Mirion is treated as the “acquired” company for financial reporting purposes and our net assets are stated at fair value, with goodwill or other intangible assets recorded.
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
•Tariffs or Sanctions—The United States imposes tariffs on imports from China and other countries, which has resulted in retaliatory tariffs and restrictions implemented by China and other countries. There are, at any given time, a multitude of ongoing or threatened armed conflicts around the world. As one example, sanctions by the United States, the European Union, and other countries against Russian entities or individuals related to the Russia-Ukraine conflict, along with any Russian retaliatory measures could increase our costs, adversely affect our operations, or impact our ability to meet existing contractual obligations.
•Medical end market trends—Growth and operating results in our Medical segment are impacted by:
•Changes to global regulatory standards, including new or expanded standards;
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
•Research and development—A portion of our operating expenses is associated with research and development activities associated with the design of new products. Given the specific design and application of certain of these products, there is some risk that these costs will not result in successful products in the market. Further, the timing of these products can move and be challenging to predict.
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

See the "Basis of Presentation" section below regarding the Successor and Predecessor periods. The following tables present a reconciliation of certain non-GAAP financial measures for the three months ended March 31, 2022 (Successor) and for the three months ended March 31, 2021 (Predecessor).

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
(In millions, except per share amounts)	Revenues	Net Income (Loss)	Revenues	Net Income (Loss)
Total GAAP	$163.2	$(19.0)	$166.2	$(40.7)
Revenue reduction from purchase accounting	—	—	4.3	4.3
Cost of revenues impact from inventory valuation purchase accounting		6.3		4.7
Foreign currency (gain) loss, net		1.5		(4.0)
Amortization of acquired intangibles		38.8		18.6
Stock-based compensation expense		7.8		(0.1)
Change in fair value of warrant liabilities		(19.9)		—
Non-operating expenses		9.4		16.1
Tax impact of adjustments above		(7.4)		(9.0)
Adjusted	$163.2	$17.5	$170.5	$(10.1)

Weighted average common shares outstanding — basic and diluted		180.774		n.m.(1)
Dilutive Potential Common Shares - RSU's		—
Adjusted weighted average common shares — diluted		180.774		n.m

Net loss per common share attributable to Mirion Technologies, Inc. (Successor)		$(0.10)		n.m
Loss attributable to noncontrolling interests		(0.01)
Revenue reduction from purchase accounting		—
Cost of revenues impact from inventory valuation purchase accounting		0.04
Foreign currency (gain) loss, net		0.01
Amortization of acquired intangibles		0.22
Stock-based compensation expense		0.04
Change in fair value of warrant liabilities		(0.11)
Debt extinguishment		—
Non-operating expenses(1)(2)(3)(4)(5)		0.05
Tax impact of adjustments above		(0.04)
Adjusted EPS		$0.10		n.m

(1) Note that n.m. stands for not meaningful.

	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net loss	$(19.0)	$(40.7)
Interest expense, net	7.9	43.1
Income tax (benefit) provision	(4.1)	(7.1)
Amortization	38.8	18.6
EBITA	$23.6	$13.9
Depreciation - Mirion Business Combination step-up	1.6	—
Depreciation - all other	4.6	5.0
EBITDA	$29.8	$18.9
Stock-based compensation expense	7.8	(0.1)
Change in fair value of warrant liabilities	(19.9)	—
Foreign currency (gain) loss, net	1.5	(4.0)
Revenue reduction from purchase accounting	—	4.3
Cost of revenues impact from inventory valuation purchase accounting	6.3	4.7
Non-operating expenses(1)(2)	9.4	16.1
Adjusted EBITDA	$34.9	$39.9
(1)Pre-tax non-operating expenses of $9.4 million for the three months ended March 31, 2022 include $3.6 million in costs to achieve integration and operational synergies, $2.8 million related to the Business Combination and incremental one-time costs associated with becoming public, $2.0 million of restructuring costs, and $1.0 million of costs to achieve information technology system integration and efficiency.
(2)Pre-tax non-operating expenses of $16.1 million for the three months ended March 31, 2021 include $5.6 million related to the Business Combination and incremental public company costs, $5.0 million in costs to achieve integration and operational synergies, $2.3 million of restructuring costs, $1.6 million of mergers and acquisition expenses, and $1.5 million of costs to achieve information technology system integration and efficiency.

The following tables present a reconciliation of non-GAAP Adjusted Revenue and Adjusted EBITDA by segment for the three months ended March 31, 2022 (Successor) and the three months ended March 31, 2021 (Predecessor):

	Three Months Ended March 31, 2022 (Successor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$60.1	$103.1	$—	$163.2
Revenue reduction from purchase accounting	—	—	—	—
Adjusted Revenues	$60.1	$103.1	$—	$163.2

Income from operations	$(3.5)	$(1.4)	$(28.7)	$(33.6)
Amortization	17.3	21.5	—	38.8
Depreciation - core	2.6	1.9	0.1	4.6
Depreciation - Mirion Business Combination step-up	1.2	0.4	—	1.6
Cost of revenues impact from inventory valuation purchase accounting	0.9	5.4	—	6.3
Stock-based compensation	0.1	0.1	7.6	7.8
Non-operating expenses	—	—	9.4	9.4
Adjusted EBITDA	$18.6	$27.9	$(11.6)	$34.9

	Three Months Ended March 31, 2021 (Predecessor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$51.5	$114.7	$—	$166.2
Revenue reduction from purchase accounting	4.3	—	—	4.3
Adjusted Revenues	$55.8	$114.7	$—	$170.5

Income from operations	$(2.3)	$17.8	$(24.4)	$(8.9)
Amortization	8.3	10.3	—	18.6
Depreciation - core	2.5	2.4	0.1	5.0
Revenue reduction from purchase accounting	4.3	—	—	4.3
Cost of revenues impact from inventory valuation purchase accounting	4.7	—	—	4.7
Share-based compensation	—	—	(0.1)	(0.1)
Non-operating expenses	—	—	16.1	16.1
Other Income / Expense	—	—	0.2	0.2
Adjusted EBITDA	$17.5	$30.5	$(8.1)	$39.9
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
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia's invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Industrial segment where the Company has certain projects involving Russian customers or other Russian counterparties. For the 12 months ending December 31, 2022 and for subsequent years, we expect to derive approximately 5% of our revenue from Russian customers and projects involving Russian counterparties and technology. As of March 31, 2022, while we had not received any cancellation notices for these projects, we experienced delays in recognizing project revenue during the three months ended March 31, 2022 due to the trade and financial sanctions made to date. See further discussion in the "Results of Operations" section below. In addition, while none of these customers have asked for advanced payment refunds, they could seek to recover these payments depending on future developments.
On May 2, 2022, one of our customers announced that it had terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland. The contract represents a remaining performance obligation in our backlog of approximately $67 million, of which approximately 80% was scheduled to be recognized as revenue over the next five years. As of March 31, 2022, the contract's deferred contract revenue liability within our Industrial segment was $6.4 million.
The Company will continue to monitor the social, political, regulatory and economic environment in Ukraine and Russia, and will consider actions as appropriate.
Supply Chain
The global supply chain continued to be stressed by increased demand, along with pandemic-related and other global events that caused increased disruptions to the Company during the three months ended March 31, 2022. The most notable impacts to the Company were delays in sourcing key devices and components needed for our products, resulting in delays in revenue recognition, and increased costs in materials and freight. The Company mitigated a portion of these cost impacts with price increases on certain products. While we experienced some improvements in shipping delivery and associated labor availability during the three months ended March 31, 2022, the supply chain disruption continues to be a challenge and a risk of negatively impacting our future operating margins.
Public Company Costs
As a public company listed on the NYSE, we expect to continue hiring additional staff and implementing new processes and procedures to address requirements in connection with being a public company. To date, we have incurred and expect to continue to incur substantial expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external costs for investor relations, accounting, audit, legal and other functions.
Basis of Presentation
Financial information presented was derived from our historical consolidated financial statements and accounting records, and they reflect the historical financial position, results of operations and cash flows of the business in conformity with U.S. GAAP for financial statements and pursuant to the accounting and disclosure rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned or controlled subsidiaries. For consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to noncontrolling interests is reported as “Income (Loss) attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated in consolidation.

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

Certain Factors Affecting Comparability to Prior Period Financial Results

Prior to the Business Combination, GSAH operated as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. As a result, operations were minimal before the Business Combination and are not presented in the Predecessor Periods presented prior to the Business Combination. After the Business Combination our results of operations are not directly comparable to historical results of the operations for the periods presented, primarily because, in connection with the Business Combination, certain assets and liabilities had fair value adjustments applied to the Predecessor’s consolidated financial statements on the Closing Date, most notably:
•Inventory;
•Property, plant, and equipment;
•Goodwill;
•Intangible assets; and
•Taxes.

As a result, historical results of operations and other financial data, as well as period-to-period comparisons of these results, may not be comparable or indicative of future operating results or future financial condition.
Results of Operations
For the Successor Period Three Months Ended March 31, 2022 and the Predecessor Period Three Months Ended March 31, 2021

The following tables summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues	$163.2	$166.2
Cost of revenues	98.8	103.7
Gross profit	64.4	62.5
Selling, general and administrative expenses	90.9	60.4
Research and development	7.1	11.0
Loss from operations	(33.6)	(8.9)
Interest expense, net	7.9	43.1
Foreign currency loss (gain), net	1.5	(4.0)
Change in fair value of warrant liabilities - (gain)/loss	(19.9)	—
Other expense (income), net	—	(0.2)
Loss before benefit from income taxes	(23.1)	(47.8)
Benefit from income taxes	(4.1)	(7.1)
Net loss	(19.0)	(40.7)
Loss attributable to noncontrolling interests	(1.3)	—
Net loss attributable to stockholders	$(17.7)	$(40.7)
Overview
Revenues were $163.2 million for the three months ended March 31, 2022 and $166.2 million for the three months ended March 31, 2021. The decrease of $3.0 million from the three months ended March 31, 2021 was primarily driven by timing of project execution, delays caused by the Russia and Ukraine conflict, and supply chain-caused delays, offset by 2021 acquisitions and organic growth in the Medical segment. Cost of revenues was $98.8 million for the three months ended March 31, 2022 and $103.7 million for the three months ended March 31, 2021, which decreased 4.7%, reflecting the decrease in revenues. Gross profit increased by $1.9 million from the three months ended March 31, 2021. There was a net loss attributable to stockholders of $17.7 million for the three months ended March 31, 2022 and $40.7 million for the three months ended March 31, 2021. There was a $23.0 million decrease in net loss attributable to stockholders as a result of the lower Cost of revenues of $4.9 million, decreased net third party interest expense of $3.0 million, decreased related party interest expense of $32.2 million, and a gain recognized on the change in fair value of warrant liabilities of $19.9 million. Offsetting these impacts were the negative impact of foreign currency exchange of $5.5 million, a net decrease in income tax benefit of $3.0 million, higher selling, general and administrative expenses of $30.5 million, primarily driven by the impact of acquisitions in the Medical segment, and increased compensation, facility costs, and professional fees with higher headcounts, and stock-based compensation expense. The impact of purchase accounting related to the fair value adjustment of deferred revenue for the SNC acquisition reduced revenue for the three months ended March 31, 2021 by $4.3 million. The impact of purchase accounting related to the fair value of inventory increased cost of revenues by $6.1 million for the three months ended March 31, 2022 and $4.7 million for the three months ended March 31, 2021, resulting in net increased cost of revenues by $1.4 million. The impact of purchase accounting related to the fair values of intangible assets and property, plant, and equipment for the Business Combination resulted in increased amortization and depreciation expense and increased net loss by $19.0 million and $1.6 million, respectively.
Revenues
Revenues were $163.2 million for the three months ended March 31, 2022 and $166.2 million for the three months ended March 31, 2021. Revenues decreased $3.0 million from the three months ended March 31, 2021. The net decrease was caused primarily by the Russia-Ukraine conflict, project execution timing and supply chain-caused delays.
Medical segment revenues increased $8.6 million, primarily driven by results of acquisitions in the Medical segment contributing $4.3 million (of which $3.7 million was generated by CIRS and $0.6 million by other acquisitions) for the three months ended March 31, 2022 and increased revenues of $3.5 million due to price increases and organic growth. Also driving the increase was the impact of the deferred revenue fair value adjustment for the SNC acquisition, which reduced revenues by $4.3 million for the three months ended March 31, 2021. Offsetting the increase in Medical segment revenues period over period were the impact of supply chain issues of $3.0 million, which affected our shipments in the three months ended March 31, 2022, and a negative foreign exchange currency impact of approximately $0.5 million.
Industrial segment revenues decreased $11.6 million, primarily driven by delays caused by the Russia-Ukraine conflict with impact of $2.1 million, contract execution timing and supply chain issues with an impact of $6.2 million, and foreign exchange rate fluctuations of $4.4 million, offset by a $1.1 million increase in other revenues.
By segment, revenues for the three months ended March 31, 2022 and 2021 were $60.1 million and $51.5 million in the Medical segment, respectively, and $103.1 million and $114.7 million in the Industrial segment, respectively. Movements in revenues by segment are detailed in the “Business Segments” section below.
Cost of revenues
Cost of revenues was $98.8 million for the three months ended March 31, 2022 and $103.7 million for the three months ended March 31, 2021. Cost of revenues as a percentage of revenues was 60.5% for the three months ended March 31, 2022, 62.4% for the three months ended March 31, 2021. The decrease in the three months ended March 31, 2022 was driven by a decrease in manufacturing supplies, materials, and overhead costs due to delays in contracts and an overall revenue decrease in the Industrial segment. Offsetting the decrease in cost of revenues period over period was the cost of revenues related to acquisitions in our Medical segment. Cost of revenues related to acquisitions made in 2021 (CIRS) resulted in $1.5 million of incremental cost of revenues for the three months ended March 31, 2022. In addition, cost of revenues for the three months ended March 31, 2022 includes $6.1 million due to purchase accounting related to the fair value of inventory from the Business Combination, $0.2 million of increased amortization expense resulting from increased intangible assets from the Business Combination, and $1.4 million of increased depreciation expense resulting from increased fair values of property, plant, and equipment from the Business Combination. Cost of revenues for the three months ended March 31, 2021 includes $4.7 million due to purchase accounting related to the fair value of inventory from previous acquisitions.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $90.9 million for the three months ended March 31, 2022 and $60.4 million for the three months ended March 31, 2021, resulting in an increase of $30.5 million. The primary drivers behind the increase in SG&A expenses were the $2.3 million impact of the CIRS acquisition in the Medical segment, a $3.9 million increase in compensation, facility costs, and professional services associated with an increase in number of employees (partially due to a reorganization of research and development departments) and incremental public company costs, as well as a $7.8 million increase in stock-based compensation expense related to the Profits Interests ($6.8 million) and stock awards issued under the 2021 Omnibus Incentive Plan ($1.0 million) (see Note 13, Stock-based compensation, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). In addition, SG&A for the three months ended March 31, 2022 includes $19.2 million of increased amortization expense resulting from increased intangible assets from the Business Combination. Offsetting the increase in SG&A period over period were a $2.8 million decrease in legal and professional fees related to the Business Combination and incremental public company costs, and a $1.6 million decrease in mergers and acquisitions expenses.
Research and development
Research and development (“R&D”) expenses were $7.1 million for the three months ended March 31, 2022 and $11.0 million for the three months ended March 31, 2021, resulting in a decrease of $3.9 million. The decrease in R&D expense was primarily a result of a reduction in R&D program spend ($1.7 million) at Corporate and in the Industrial segment and a reorganization of personnel to non-R&D departments ($1.7 million) in the Medical segment for the three months ended March 31, 2021.
Income (loss) from operations
Loss from operations was $33.6 million for the three months ended March 31, 2022 and $8.9 million for the three months ended March 31, 2021, which resulted in an increased loss of $24.7 million. On a segment basis, loss from operations in the Medical segment for the three months ended March 31, 2022 and 2021 was $3.5 million and $2.3 million, respectively, which includes $5.2 million and $4.3 million, respectively, in purchase accounting impacts described in revenues, cost of revenues, and SG&A above. (Loss) income from operations in the Industrial segment for the three months ended March 31, 2022 and three months ended March 31, 2021 was $(1.4) million and $17.8 million, respectively, which includes $17.0 million in purchase accounting impacts described in cost of revenues and SG&A above for the three months ended March 31, 2022. Corporate expenses were $28.7 million and $24.4 million for the three months ended March 31, 2022 and 2021, respectively. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $7.9 million for the three months ended March 31, 2022 and $43.1 million for the three months ended March 31, 2021. $32.2 million of the decrease is a non-cash decrease in interest related to the Shareholder Notes which were paid in full in connection with the closing of the Business Combination. $3.0 million is a decrease in interest due to lower interest rates associated with 2021 Credit Agreement compared to 2019 Credit Facility which was paid in full in connection with the closing of the Business Combination. For more information, see Note 8, Borrowings, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency loss (gain), net
We recorded a loss of $1.5 million for the three months ended March 31, 2022 and a gain of $4.0 million for the three months ended March 31, 2021 from foreign currency exchange. The change in net foreign currency losses is due to appreciation in European and Canadian local currencies in relation to the U.S. dollar and primarily related to our Euro debt in the prior year comparable period.
Change in fair value of warrant liabilities
We recognized an unrealized gain of $19.9 million resulting from a decrease in the fair value of the Public Warrant and Private Placement Warrant liabilities during the three months ended March 31, 2022. See Note 16, Fair Value Measurements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
Income tax benefit was $4.1 million for the three months ended March 31, 2022 and $7.1 million for the three months ended March 31, 2021. Income tax benefit in the three months ended March 31, 2022 differed from income tax benefit in the three months ended March 31, 2021, primarily due to the mix of earnings, certain adjustments for the Successor Period as a result of the Business Combination, and valuation allowances in the Predecessor Period.
Business segments

The following provides detail for business segment results for the three months ended March 31, 2022 and 2021. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, shared overhead and other costs related to restructuring activities and costs to achieve operational initiatives, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 15, Segment Information, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Medical

	Unaudited
	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues	$60.1	$51.5
Loss from operations	$(3.5)	$(2.3)
Loss from operations as a % of revenues	(5.8)%	(4.5)%

Medical segment revenues were $60.1 million for the three months ended March 31, 2022 and $51.5 million for the three months ended March 31, 2021, which is an increase of $8.6 million. Revenues increased primarily due to the impact of acquisitions contributing $4.3 million (of which $3.7 million by CIRS and $0.6 million by other acquisitions), the impact of prior year purchase accounting adjustment related to the SNC acquisition which resulted in a revenue reduction of $4.3 million, and an increased revenue of $3.5 million due to price increases and organic growth. Offsetting the increase in Medical segment revenues period over period were a reduction in revenues due to the supply chain issue by $3.0 million and a negative foreign currency exchange impact by approximately $0.5 million.
Loss from operations, which excludes non-operational costs, was $3.5 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively, representing an increase in loss from operations of $1.2 million. The increase in loss from operations period over period was largely due to increasing operating expenses ($5.2 million) and a reduction in revenues due to the supply chain issue ($3.0 million), which was offset by an increase in revenues from our organic growth ($2.6 million). Furthermore, a $4.3 million reduction in revenue in the three months ended March 31, 2021 due to purchase accounting related to the SNC acquisition no longer impacted the current period.
Industrial

	Unaudited
	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues	$103.1	$114.7
(Loss) Income from operations	(1.4)	17.8
(Loss) Income from operations as a % of revenues	(1.4)%	15.5%
Industrial segment revenues were $103.1 million for three months ended March 31, 2022 and $114.7 million for the three months ended March 31, 2021, representing a decrease of $11.6 million. The decrease is primarily driven by delays caused by the Russia-Ukraine conflict with impact of $2.1 million, project execution timing and supply chain issues with impact of $6.2 million, and foreign exchange rate fluctuations of $4.4 million, offset by a $1.1 million increase in other revenues.
Loss from operations, which excludes non-operational costs, was $1.4 million for the three months ended March 31, 2022 and Income from operations was $17.8 million for the three months ended March 31, 2021. Loss from operations, which excludes non-operational costs, decreased $19.2 million period over period driven primarily by higher cost of revenues including $5.4 million of inventory step-up and higher amortization of $11.2 million, both related to the Business Combination purchase accounting.

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

Corporate and other costs were $28.7 million for the three months ended March 31, 2022 and $24.4 million for the three months ended March 31, 2021, which represents an increase of $4.3 million. The increase versus the comparable period was predominantly driven by an increase in stock-based compensation expense of $7.6 million (see Note 13, Stock-based compensation) and an increase of $0.9 million in compensation expense, $1.3 million increase in facility costs and $1.5 million increase in professional services mostly due to becoming a public company, offset by $6.7 million decrease in other costs related to company-wide initiatives ($2.8 million in legal and professional fees related to Business Combination, $1.9 million in operations and information technology integrations, $0.3 million in restructuring costs, and $1.6 million in merger and acquisition costs). For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 15, Segment Information, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Quarterly Results of Operations
The following table sets forth selected unaudited quarterly financial data for the current Successor quarter, our last seven completed fiscal quarters (Predecessor) and for the transition periods from July 1, 2021 through October 19, 2021 (Predecessor Stub Period) and from October 20, 2021 through December 31, 2021 (Successor). The information for each of these periods reflects all adjustments that are of a normal, recurring nature and that we consider necessary for a fair presentation of our operating results for such periods. The results of operations presented should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this document and are not necessarily indicative of our operating results for any future period. Revenues for certain quarters/periods are impacted by the capital spending patterns of government customers, which are influenced by budgetary considerations and driven by timing of fiscal year-ends.

	Successor		Predecessor
(In millions)	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Revenues	$163.2	$154.1	$168.0	$144.3	$180.0	$166.2	$150.8	$114.6	$141.2
Adjusted revenues(1)(2)	$163.2	$156.4	$172.5	$148.0	$183.7	$170.5	$150.8	$114.6	$141.4
Net loss	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(53.9)	$(40.7)	$(23.4)	$(40.4)	$(24.5)
Adjusted net income (loss)(1)(3)	$17.5	$25.6	$(33.9)	$(20.1)	$(23.3)	$(10.1)	$(0.4)	$(20.9)	$(5.4)
Net loss per common share attributable to Mirion Technologies, Inc. (Successor)	$(0.10)	$(0.12)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Adjusted EPS(1)(4)	$0.10	$0.14	N/A	N/A	N/A	N/A	N/A	N/A	N/A
EBITA(1)(5)	$23.6	$8.4	$(38.8)	$8.5	$22.7	$13.8	$16.4	$8.8	$25.9
EBITDA(1)(5)	$29.8	$13.7	$(32.6)	$13.6	$29.7	$18.8	$21.0	$13.1	$30.4
Adjusted EBITDA(1)(5)	$34.9	$44.5	$31.2	$30.9	$50.0	$39.8	$38.3	$24.1	$40.9
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
(2)The following table reconciles Adjusted revenues to the most directly comparable U.S. GAAP financial performance measure, which is revenues:

	Successor		Predecessor
(In millions)	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Revenues	$163.2	$154.1	$168.0	$144.3	$180.0	$166.2	$150.8	$114.6	$141.2
Revenue reduction from purchase accounting	—	2.3	4.5	3.7	3.7	4.3	—	—	0.2
Adjusted revenues	$163.2	$156.4	$172.5	$148.0	$183.7	$170.5	$150.8	$114.6	$141.4

(3)The following table reconciles Adjusted net income (loss) to the most directly comparable U.S. GAAP financial performance measure, which is net loss:

	Successor		Predecessor
(In millions)	Three Months Ended March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Net loss	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(53.9)	$(40.7)	$(23.4)	$(40.4)	$(24.5)
Revenue reduction from purchase accounting	—	2.3	4.5	3.7	3.7	4.3	—	—	0.2
Cost of revenues impact from inventory valuation purchase accounting	6.3	15.8	—	—	—	4.7	0.5	—	0.5
Foreign currency loss (gain), net	1.5	1.6	(0.6)	(1.4)	1.1	(4.0)	8.2	8.1	3.4
Amortization of acquired intangibles	38.8	32.0	19.7	16.1	18.6	18.6	13.5	12.2	12.4
Stock/share-based compensation	7.8	5.3	9.3	—	—	(0.1)	0.1	—	—
Change in fair value of warrant liabilities	(19.9)	(1.2)	—	—	—	—	—	—	—
Debt extinguishment	—	—	15.9	—	—	—	—	—	—
Non-operating expenses	9.4	7.0	34.7	15.0	15.6	16.1	8.5	2.9	6.4
Tax impact of adjustments above	(7.4)	(14.2)	(11.7)	(6.8)	(8.4)	(9.0)	(7.8)	(3.7)	(3.8)
Adjusted net income (loss)	$17.5	$25.6	$(33.9)	$(20.1)	$(23.3)	$(10.1)	$(0.4)	$(20.9)	$(5.4)
Weighted average common shares outstanding — basic and diluted	180.774	180.773	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Adjusted EPS	$0.10	$0.14	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(4)The following table reconciles Adjusted EPS to the most directly comparable U.S. GAAP financial performance measure, which is Net loss per common share attributable to Mirion Technologies, Inc. (Successor):

	Successor*
(Amounts per share, except for outstanding shares in millions)	Three Months Ended March 31, 2022	From October 20, 2021 through December 31, 2021
Net loss per common share attributable to Mirion Technologies, Inc. (Successor)	$(0.10)	$(0.12)
Loss attributable to noncontrolling interests	(0.01)	(0.01)
Revenue reduction from purchase accounting	—	0.01
Cost of revenues impact from inventory valuation purchase accounting	0.04	0.09
Foreign currency loss (gain), net	0.01	0.01
Amortization of acquired intangibles	0.22	0.18
Stock-based compensation	0.04	0.03
Change in fair value of warrant liabilities	(0.11)	(0.01)
Non-operating expenses	0.05	0.04
Tax impact of adjustments above	(0.04)	(0.08)
Adjusted EPS	$0.10	$0.14

Weighted average common shares outstanding — basic and diluted	180.774	180.773
Dilutive Potential Common Shares - RSU's	0.000	0.003
Adjusted weighted average common shares — diluted	180.774	180.776
* Note that Predecessor quarters have not been presented as Adjusted EPS is not meaningful for periods prior to the Business Combination due to the change in the capital structure.

(5)The following table reconciles EBITA, EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net loss:

	Successor		Predecessor
(In millions)	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Net loss	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(53.9)	$(40.7)	$(23.4)	$(40.4)	$(24.5)
Interest expense, net	7.9	6.2	52.8	43.8	43.7	43.0	38.5	38.0	38.7
Income tax (benefit) provision	(4.1)	(6.8)	(5.6)	(4.7)	14.4	(7.1)	(12.2)	(1.0)	(0.7)
Amortization	38.8	32.0	19.7	16.1	18.5	18.6	13.5	12.2	12.4
EBITA	23.6	8.4	(38.8)	8.5	22.7	13.8	16.4	8.8	25.9
Depreciation	6.2	5.3	6.2	5.1	6.9	5.0	4.6	4.3	4.5
EBITDA	29.8	13.7	(32.6)	13.6	29.6	18.8	21.0	13.1	30.4
Stock compensation expense	7.8	5.3	9.3	—	—	(0.1)	0.1	—	—
Change in fair value of warrant liabilities	(19.9)	(1.2)	—	—
Debt extinguishment	—	—	15.9	—	—	—	—	—	—
Foreign currency loss (gain), net	1.5	1.6	(0.6)	(1.4)	1.1	(4.0)	8.2	8.1	3.4
Revenue reduction from purchase accounting	—	2.3	4.5	3.7	3.7	4.3	—	—	0.2
Cost of revenues impact from inventory valuation purchase accounting	6.3	15.8	—	—	—	4.7	0.5	—	0.5
Non-operating expenses	9.4	7.0	34.7	15.0	15.6	16.1	8.5	2.9	6.4
Adjusted EBITDA	$34.9	$44.5	$31.2	$30.9	$50.0	$39.8	$38.3	$24.1	$40.9
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
At March 31, 2022 and December 31, 2021 we had $84.2 million and $84.0 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $68.0 million and $69.5 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $90.0 million of revolving borrowings.
There is a discussion in Note 8, Borrowings, of the condensed consolidated financial statements included elsewhere in this Form 10-Q of the long-term debt arrangements issued by Mirion. For more information on our lease commitments, See

Note 9, Leased Assets, of the condensed consolidated financial statements and for other commitments and contingencies, see Note 10, Commitments and Contingencies of the condensed consolidated financial statements.
Debt Profile
2021 Credit Agreement
On the Closing Date, certain subsidiaries of the Company entered into a credit agreement (the “2021 Credit Agreement”) among Mirion Technologies (HoldingSub2), Ltd., a limited liability company incorporated in England and Wales, as Holdings, Mirion Technologies (US Holdings), Inc., as the Parent Borrower, Mirion Technologies (US), Inc., as the Subsidiary Borrower, the lending institutions party thereto, Citibank, N.A., as the Administrative Agent and Collateral Agent and Goldman Sachs Lending Partners, Citigroup Global Markets Inc., Jefferies Finance LLC and JPMorgan Chase Bank, N.A., as the Joint Lead Arrangers and Bookrunners. The 2021 Credit Agreement refinanced and replaced an earlier credit facility (the "2019 Credit Facility").
The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $90.0 million senior secured revolving facility (collectively, the “Credit Facilities”). Funds from the Credit Facilities are permitted to be used in connection with the Business Combination and related transactions, to refinance the 2019 Credit Facility referred to above and for general corporate purposes. The term loan facility is scheduled to mature on October 20, 2028 and the revolving facility is scheduled to expire and mature on October 20, 2026. The agreement requires the payment of a commitment fee of 0.50% per annum for unused revolving commitments, subject to stepdowns to 0.375% per annum and 0.25% per annum upon the achievement of specified leverage ratios. Any outstanding letters of credit issued under the 2021 Credit Agreement reduce the availability under the revolving line of credit.
The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on LIBOR (with customary fallback provisions described below) for borrowings in U.S. dollars, a floating rate formula based on EURIBOR for borrowings in Euro or a floating rate formula based on SONIA for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing. The 2021 Credit Agreement includes fallback language that seeks to either facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based on the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon triggering events.
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
Cash flows
Three Months ended March 31, 2022 (Successor) compared to three Months Ended March 31, 2021 (Predecessor)

	Unaudited
	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash provided by operating activities	$11.4	$10.9
Net cash used in investing activities	$(7.9)	$(23.0)
Net cash provided by financing activities	$(0.6)	$(7.3)

Non-GAAP:

	Unaudited
	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash provided by operating activities	$11.4	$10.9
Purchases of property, plant, and equipment and badges	(8.7)	(8.0)
Free cash flow(1)	$2.7	$2.9
Cash used for non-operating expenses	7.3	6.9
Adjusted free cash flow(1)	$10.0	$9.8
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
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $11.4 million for the three months ended March 31, 2022 (Successor) and $10.9 million for the three months ended March 31, 2021 (Predecessor), representing an increase of $0.5 million.
The increase is partially due to a decrease in net loss of $21.7 million. Non-cash add-backs to net income included an increase of depreciation and amortization by $21.3 million and an increase in share-based compensation expense by $8.0 million, partially offset by a decline in the fair value of warrant liabilities by $19.9 million and a decline in deferred income taxes by $9.7 million. Cash from working capital decreased by $8.2 million period over period. Within working capital, accounts payable decreased by $22.5 million and other liabilities decreased by $6.3 million, partially offset by accounts receivable increased by $23.1 million as a result of higher billings.
Net Cash Used in Investing Activities
Net cash used in investing activities was $7.9 million for the three months ended March 31, 2022 (Successor) and $23.0 million for the three months ended March 31, 2021 (Predecessor). The difference is driven primarily by the payment of deferred consideration of $15.0 million related to the SNC acquisition during the three months ended March 31, 2021. Additionally, $0.7 million relates to an increase of purchases of property, plant, and equipment and badges offset by cash provided from the sale of property, plant and equipment of $0.8 million in the three months ended March 31, 2021.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.6 million during the three months ended March 31, 2022 (Successor) and $7.3 million during the three months ended March 31, 2021 (Predecessor). The Predecessor financing activities primarily related to $(7.5) million of principal repayments during the three months ended March 31, 2021.

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
During the three months ended March 31, 2022, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the periods ended March 31, 2022 and December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive
Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the ordinary course of business. For information regarding legal proceedings and other claims in which we are involved, see “Note 10. Commitments and Contingencies” in the notes to the financial statements included in this Quarterly Report on Form 10-Q. The disposition of any such currently pending or threatened matters is not expected to have a material effect on our business, results of operations or financial condition. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our business, results of operations and financial condition could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as further updated and supplemented below, which could materially affect our business, results of operations, and financial condition. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.

The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition.

We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. Uncertain geopolitical conditions, the invasion of Ukraine, sanctions, and other potential impacts on this region’s economic environment and currencies may cause demand for our products and services to fluctuate or customer projects to be delayed, impact our ability to supply or source products from this geographic region, or limit certain customers’ ability to satisfy obligations to us. On May 2, 2022, one of the Company's customers announced that it had terminated a contract with a Russia state-owned entity to build a nuclear power plant in Finland. Also, we have experienced delays in revenue recognition for the three month period ended March 31, 2022 due to export controls and other sanctions instituted to date. Additional contracts or projects may be subject to delays or terminations as the situation evolves. In addition, while none of these customers have asked for advanced payment refunds, they could seek to recover these payments depending on future developments. The Russian-Ukraine conflict may also escalate or expand in scope and the broader consequences of this conflict cannot be predicted, nor can we predict the conflict's ultimate impact on the global economy or our business, results of operations, and financial condition. The Russia-Ukraine conflict may also heighten other risks disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyber-attacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects, each of which could materially adversely affect our business, results of operations, and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.
ITEM 6. EXHIBITS
1. Financial Statements

See Index to Consolidated Financial Statements appearing in Item 1 “Financial Statements and Supplementary Data” of this Annual Report.

2. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” or purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	May 4, 2022

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	May 4, 2022