Form 10-Q
period 2022-06-30
Mirion Technologies, Inc.
filed 2022-07-29
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 22, 2022, there were 200,068,598 shares of Class A common stock, $0.0001 par value per share, and 8,060,540 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our public communications and SEC filings may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, the Russian invasion of Ukraine, macroeconomic trends, and our competitive positioning are forward-looking statements. This includes, without limitation, statements under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, capital structure, indebtedness, business strategy and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

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
•risks associated with the current Russia-Ukraine conflict, including new or expanded export controls and trade sanctions, increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyberattacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	Successor
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$90.6	$84.0
Restricted cash	0.4	0.6
Accounts receivable, net of allowance for doubtful accounts	127.1	157.4
Costs in excess of billings on uncompleted contracts	72.0	56.3
Inventories	130.4	123.6
Prepaid expenses and other current assets	29.7	31.5
Total current assets	450.2	453.4
Property, plant, and equipment, net	122.3	124.0
Operating lease right-of-use assets	42.5	45.7
Goodwill	1,566.6	1,662.6
Intangible assets, net	712.7	806.9
Restricted cash	1.0	0.7
Other assets	21.6	24.7
Total assets	$2,916.9	$3,118.0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$61.8	$59.4
Deferred contract revenue	63.8	73.0
Notes payable to third-parties, current	5.2	3.9
Operating lease liability, current	8.7	9.3
Accrued expenses and other current liabilities	73.6	75.4
Total current liabilities	213.1	221.0
Notes payable to third-parties, non-current	804.1	806.8
Warrant liabilities	28.6	68.1
Operating lease liability, non-current	37.6	40.6
Deferred income taxes, non-current	136.1	161.0
Other liabilities	38.5	36.5
Total liabilities	1,258.0	1,334.0
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 200,054,646 shares issued and outstanding at June 30, 2022; 199,523,292 shares issued and outstanding at December 31, 2021	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 8,060,540 issued and outstanding at June 30, 2022 and 8,560,540 issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	1,866.8	1,845.5
Accumulated deficit	(207.9)	(131.6)
Accumulated other comprehensive loss	(78.7)	(20.7)
Mirion Technologies, Inc. (Successor) stockholders’ equity	1,580.2	1,693.2
Noncontrolling interests	78.7	90.8
Total stockholders’ equity	1,658.9	1,784.0
Total liabilities and stockholders’ equity	$2,916.9	$3,118.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product	$130.3	$141.0	$247.2	$267.6
Service	45.5	39.0	91.8	78.6
Total revenues	175.8	180.0	339.0	346.2
Cost of revenues:
Product	73.6	83.7	148.4	166.5
Service	23.2	16.7	47.2	37.6
Total cost of revenues	96.8	100.4	195.6	204.1
Gross profit	79.0	79.6	143.4	142.1
Operating expenses:
Selling, general and administrative	91.0	66.7	181.9	127.1
Research and development	7.4	8.2	14.5	19.2
Goodwill impairment	55.2	—	55.2	—
Total operating expenses	153.6	74.9	251.6	146.3
(Loss) income from operations	(74.6)	4.7	(108.2)	(4.2)
Other expense (income):
Third party interest expense	8.4	11.0	16.3	21.9
Related party interest expense (Note 8)	—	32.7	—	64.9
Foreign currency loss (gain), net	3.3	1.1	4.8	(2.9)
Change in fair value of warrant liabilities	(19.6)	—	(39.5)	—
Other expense (income), net	—	(0.5)	—	(0.7)
Loss before benefit from income taxes	(66.7)	(39.6)	(89.8)	(87.4)
(Benefit from) provision for income taxes	(7.4)	14.4	(11.5)	7.3
Net loss	(59.3)	(54.0)	(78.3)	(94.7)
Loss attributable to noncontrolling interests	(0.7)	(0.1)	(2.0)	(0.1)
Net loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders	$(58.6)	$(53.9)	$(76.3)	$(94.6)

Net loss per common share attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders — basic and diluted	$(0.32)	$(8.14)	$(0.42)	$(14.34)
Weighted average common shares outstanding — basic and diluted	180.992	6.621	180.884	6.596
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In millions)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(59.3)	$(54.0)	$(78.3)	$(94.7)
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax	(45.7)	6.1	(61.4)	(12.0)
Unrecognized actuarial gain and prior service benefit, net of tax	0.1	0.5	0.1	0.7
Other comprehensive (loss) income, net of tax	(45.6)	6.6	(61.3)	(11.3)
Comprehensive loss	(104.9)	(47.4)	(139.6)	(106.0)
Less: Comprehensive loss attributable to noncontrolling interest	(2.5)	(0.1)	(5.3)	(0.1)
Comprehensive loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders	$(102.4)	$(47.3)	$(134.3)	$(105.9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(In millions, except share amounts)

Predecessor	A Ordinary Shares	A Ordinary Amount	B Ordinary Shares	B Ordinary Amount	Additional Paid-In Capital	Receivable from Employees for purchase of Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
Balance December 31, 2020	1,483,795	$—	5,353,970	$0.1	$9.6	$(2.4)	$(793.4)	$50.5	$2.2	$(733.4)
Share-based compensation expense	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Receivable from employees	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Net loss	—	—	—	—	—	—	(40.7)	—	—	(40.7)
Other comprehensive loss	—	—	—	—	—	—	—	(17.9)	—	(17.9)
Balance March 31, 2021	1,483,795	$—	5,353,970	$0.1	$9.5	$(2.5)	$(834.1)	$32.6	$2.2	$(792.2)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—
Receivable from employees	—	—	—	—	—	0.1	—	—	—	0.1
Net loss	—	—	—	—	—	—	(53.9)	—	(0.1)	(54.0)
Other comprehensive loss	—	—	—	—	—	—	—	6.6	—	6.6
Balance June 30, 2021	1,483,795	$—	5,353,970	$0.1	$9.5	$(2.4)	$(888.0)	$39.2	$2.1	$(839.5)

Successor	Class A Common Stock	Class A Common Stock Amount	Class B Common Stock	Class B Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
Balance December 31, 2021	199,523,292	$—	8,560,540	$—	$1,845.5	$(131.6)	$(20.7)	$90.8	$1,784.0
Stock-based compensation expense	—	—	—	—	7.8	—	—	—	7.8
Warrant exercises	100	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	—	—	—	—	0.1	—	—	—	0.1
Net loss	—	—	—	—	—	(17.7)	—	(1.3)	(19.0)
Other comprehensive loss	—	—	—	—	—	—	(14.2)	(1.5)	(15.7)
Balance March 31, 2022	199,523,392	$—	8,560,540	$—	$1,853.4	$(149.3)	$(34.9)	$88.0	$1,757.2
Stock-based compensation expense	—	—		—	8.4	—	—	—	8.4
Stock issued for vested restricted stock units	21,414	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	9,840	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B shares of common stock to class A	500,000	—	(500,000)	—	4.9	—	—	(4.9)	—
Purchase accounting adjustments to fair value of noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Net loss	—	—	—	—	—	(58.6)	—	(0.7)	(59.3)
Other comprehensive loss	—	—	—	—	—	—	(43.8)	(1.8)	(45.6)
Balance June 30, 2022	200,054,646	$—	8,060,540	$—	$1,866.8	$(207.9)	$(78.7)	$78.7	$1,658.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(78.3)	$(94.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrual of in-kind interest on notes payable to related parties	—	64.0
Depreciation and amortization expense	89.8	49.0
Stock-based compensation expense	16.4	(0.1)
Amortization of debt issuance costs	2.3	1.8
Provision for doubtful accounts	—	1.4
Inventory obsolescence write down	0.5	0.5
Change in deferred income taxes	(21.8)	4.8
Loss on disposal of property, plant and equipment	(0.4)	(0.1)
Loss (gain) on foreign currency transactions	4.8	(2.9)
Change in fair values of warrant liabilities	(39.5)	—
Amortization of deferred revenue step-down	—	8.0
Amortization of inventory step-up	6.3	4.7
Goodwill impairment	55.2	—
Other	0.1	1.6
Changes in operating assets and liabilities:
Accounts receivable	25.5	(11.8)
Costs in excess of billings on uncompleted contracts	(16.9)	(5.2)
Inventories	(18.3)	2.5
Prepaid expenses and other current assets	—	(2.9)
Accounts payable	0.3	6.3
Accrued expenses and other current liabilities	1.5	0.6
Deferred contract revenue	(3.3)	(1.2)
Other assets	0.1	(2.9)
Other liabilities	3.7	10.3
Net cash provided by operating activities	28.0	33.7
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash and cash equivalents acquired	—	(15.0)
Purchases of property, plant, and equipment and badges	(15.3)	(13.9)
Sales of property, plant, and equipment	0.8	—
Net cash used in investing activities	(14.5)	(28.9)
FINANCING ACTIVITIES:
Principal repayments	(2.1)	(9.9)
Other financing	(0.3)	—
Net cash used in financing activities	(2.4)	(9.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4.4)	(1.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6.7	(6.3)
Cash, cash equivalents, and restricted cash at beginning of period	85.3	108.7
Cash, cash equivalents, and restricted cash at end of period	$92.0	$102.4
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

The Company is headquartered in Atlanta, Georgia and has operations in the United States, Canada, the United Kingdom, France, Germany, Finland, China, Belgium, the Netherlands, Estonia, and Japan.

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

The Company recognizes a noncontrolling interest for the portion of Class B common stock of IntermediateCo that is not attributable to the Company. See Note 19, Noncontrolling Interests.

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

The Business Combination was accounted for under Accounting Standards Codification ("ASC") 805, Business Combinations. GSAH was determined to be the accounting acquirer. Mirion Technologies, Inc. constitutes a business in accordance with ASC 805 and the business combination constitutes a change in control. Accordingly, the Business Combination is being accounted for using the acquisition method. Under this method of accounting, Mirion TopCo is treated as the “acquired” company for financial reporting purposes and the acquired net assets were stated at fair value, with goodwill or other intangible assets recorded.

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
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies described in Note 1 to the audited Consolidated Financial Statements on Form 10-K for the period ended December 31, 2021.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $5.3 million and $5.4 million as of June 30, 2022 and December 31, 2021, respectively.
Prepaid Expenses and Other Current Assets
Other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.

The components of other current assets consist of the following (in millions):

	Successor
	June 30, 2022	December 31, 2021
Prepaid insurance	$2.1	$5.3
Short-term marketable securities	4.3	4.9
Income tax receivable	0.8	2.8
Other current assets	22.5	18.5
	$29.7	$31.5
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $3.0 million and $3.1 million at June 30, 2022 and December 31, 2021, respectively, and were included in deferred income taxes and other liabilities on the Condensed Consolidated Balance Sheets. Accretion expense related to these liabilities was not material for any periods presented.
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
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of June 30, 2022 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $692.7 million and $747.5 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 the Company expects to recognize approximately 38%, 30%, 16%, and 8% of the remaining performance obligations as revenue during the fiscal years 2022, 2023, 2024 and 2025, respectively, and the remainder thereafter.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 15, Segment Information.
Warrant Liability

As of June 30, 2022, the Company had outstanding warrants to purchase up to 27,249,879 shares of Class A common stock. The Company accounts for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s Condensed Consolidated Statements of Operations. The fair value of the warrants (the "Public Warrants") issued in connection with GSAH's initial public offering has been measured based on the listed market price of such Public Warrants. As the transfer of certain warrants issued in a private placement (the "Private Placement Warrants") to GS Sponsor II LLC, the sponsor of GSAH (the "Sponsor"), to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 16, Fair Value Measurements.
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts.
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of June 30, 2022 and December 31, 2021, no customer accounted for more than 10% of the accounts receivable balance.
Recent Accounting Pronouncements
Accounting Guidance Issued But Not Yet Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. For all entities, ASU 2020-04 can be adopted after its issuance date through December 31, 2022. The Company is currently evaluating the impact of this ASU.
2. Business Combinations and Acquisitions

On October 20, 2021, Mirion Technologies, Inc. consummated its previously announced Business Combination pursuant to the Business Combination Agreement. On December 1, 2021, the Company acquired 100% of the equity interest of CIRS.

Measurement period adjustments to the previously disclosed preliminary fair value of net assets acquired in the Business Combination have been recorded in the quarter ended June 30, 2022, resulting in a $2.2 million decrease in goodwill. The estimated fair values of all assets acquired and liabilities assumed in the acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition dates, including but not limited to valuation of tax accounts, property, plant and equipment and intangible assets.
3. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	Successor
	June 30, 2022	December 31, 2021
Costs incurred on contracts (from inception to completion)	$197.2	$199.4
Estimated earnings	129.0	125.5
Contracts in progress	326.2	324.9
Less: billings to date	(267.8)	(281.8)
	$58.4	$43.1

The carrying amounts related to uncompleted construction-type contracts are included in the accompanying Condensed Consolidated Balance Sheets under the following captions (in millions):

	Successor
	June 30, 2022	December 31, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$72.0	$56.3
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	3.8	6.5
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(11.3)	(17.6)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(6.1)	(2.1)
	$58.4	$43.1
(1)Included in other assets within the Condensed Consolidated Balance Sheets.
(2)Included in deferred contract revenue – current within the Condensed Consolidated Balance Sheets.
(3)Included in other liabilities within the Condensed Consolidated Balance Sheets.
For the three and six months ended June 30, 2022 the Company has recognized revenue of $3.0 million and $6.3 million, respectively, related to the contract liabilities balance as of December 31, 2021.
4. Inventories
The components of inventories consist of the following (in millions):

	Successor
	June 30, 2022	December 31, 2021
Raw materials	$64.2	$56.8
Work in progress	31.0	26.6
Finished goods	35.2	40.2
	$130.4	$123.6
Inventories as of December 31, 2021 include $6.3 million of fair value step-up from purchase accounting which was recognized as cost of revenues as related inventory was sold during the six months ended June 30, 2022.
5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

		Successor
	Depreciable Lives	June 30, 2022	December 31, 2021
Land, buildings, and leasehold improvements	3-39 years	$45.7	$45.0
Machinery and equipment	5-15 years	30.4	26.7
Badges	3-5 years	31.0	27.9
Furniture, fixtures, computer equipment and other	3-10 years	22.0	16.7
Construction in progress	—	10.4	12.2
		139.5	128.5
Less: accumulated depreciation and amortization		(17.2)	(4.5)
		$122.3	$124.0

Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Depreciation expense in:
Cost of revenues	$4.5	$4.9	$8.6	$7.7
Operating expenses	$2.6	$1.9	$4.6	$4.1
Construction in progress includes capitalized internal use software costs totaling $0.6 million and $1.7 million as of June 30, 2022 and December 31, 2021 respectively.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	Successor
	June 30, 2022	December 31, 2021
Compensation and related benefit costs	$33.1	$34.0
Customer deposits	8.9	8.8
Accrued commissions	0.3	0.9
Accrued warranty costs	5.3	5.9
Non-income taxes payable	6.1	7.5
Pension and other post-retirement obligations	0.4	0.3
Income taxes payable	4.0	3.2
Restructuring	1.8	1.4
Deferred and contingent consideration	1.9	2.0
Other accrued expenses	11.8	11.4
Total	$73.6	$75.4
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
A quantitative test performed upon the occurrence of a triggering event compares the fair value of a reporting unit with its carrying amount. The Company determines fair values for each of the reporting units, as applicable, using the market approach, when available and appropriate, or the income approach, or a combination of both. The Company assesses the valuation methodology based upon the relevance and availability of the data at the time the Company performs the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.
Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. A market approach is limited to reporting units for which there are publicly traded companies that have characteristics similar to the Company's businesses.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in the forecasts. The Company derives its discount rates using a capital asset pricing model and by analyzing published rates for industries relevant to its reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts.
During the three months ended June 30, 2022, the Company concluded that a triggering event had occurred in the Radiation Monitoring Systems ("RMS") reporting unit of the Industrial segment as a result of the Russia-Ukraine conflict. Goodwill in the Industrial segment was recognized as a result of the Mirion Business Combination in October 2021, at which time approximately $257.2 million of goodwill was attributed to the RMS reporting unit. In May 2022, one of the customers in the RMS reporting unit terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland. The remaining performance obligation related to this contract within our backlog was approximately $67 million, of which approximately 80% was scheduled to be recognized as revenue over the next five years.

Therefore, due to the impact on our planned revenues, the Company conducted a quantitative test for the RMS reporting unit, determining the fair value by estimating the present value of expected future cash flows, discounted by the applicable discount rate of 10.5% (compared to 9% used in determining the initial goodwill from the Business Combination) and assumed a terminal future cash flows growth rate of 3.5%. The Company also compared fair value to peer company multiples which have decreased since the date of the Business Combination. As the carrying value exceeded the fair value, the Company recognized its best estimate of a non-cash impairment loss of $55.2 million during the three months ended June 30, 2022. The impairment loss was recorded in the caption "Goodwill impairment" in our Condensed Consolidated Statements of Operations. After the impairment loss and the impact of translation, $176.1 million of goodwill remained associated with the RMS reporting unit as of June 30, 2022.
No goodwill impairment was recognized for the three and six months ended June 30, 2021, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of June 30, 2022 and December 31, 2021 (in millions):

Successor
	Medical	Industrial	Consolidated
Balance—December 31, 2021	$712.5	$950.1	$1,662.6
Goodwill impairment	—	(55.2)	(55.2)
Business Combination - measurement period adjustments	(0.5)	(1.7)	(2.2)
Translation adjustment	—	(38.6)	(38.6)
Balance—June 30, 2022	$712.0	$854.6	$1,566.6
A portion of goodwill is deductible for income tax purposes.
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

Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

Successor
		June 30, 2022
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$335.2	$(49.9)	$285.3
Distributor relationships	7 - 13	60.8	(5.1)	55.7
Developed technology	5 - 16	243.3	(20.8)	222.5
Trade names	3 - 10	97.5	(7.0)	90.5
Backlog and other	1 - 4	82.7	(24.0)	58.7
Total		$819.5	$(106.8)	$712.7

		December 31, 2021
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$341.0	$(15.3)	$325.7
Distributor relationships	7 - 13	61.0	(1.5)	59.5
Developed technology	5 - 16	251.2	(5.9)	245.3
Trade names	3 - 10	100.0	(2.1)	97.9
Backlog and other	1 - 4	85.7	(7.2)	78.4
Total		$838.9	$(32.0)	$806.9
Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense for intangible assets in:
Cost of revenues	$6.6	$4.4	$13.3	$11.3
Operating expenses	$30.9	$14.2	$63.0	$25.9
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
Third-party notes payable consist of the following (in millions):

	Successor
	June 30, 2022	December 31, 2021
2021 Credit Agreement	$825.9	$828.3
Canadian Financial Institution	1.0	1.2
Other	1.9	2.3
Draw on revolving line of credit	—	—
Total third-party borrowings	828.8	831.8
Less: notes payable to third-parties, current	(5.2)	(3.9)
Less: deferred financing costs	(19.5)	(21.1)
Notes payable to third-parties, non-current	$804.1	$806.8
As of June 30, 2022 and December 31, 2021, the fair market value of the Company's 2021 Credit Agreement was $816.6 million and $825.2 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining third-party debt approximates the respective carrying amounts as of June 30, 2022 and December 31, 2021.
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
The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $90.0 million senior secured revolving facility (collectively, the “Credit Facilities”). Funds from the Credit Facilities are permitted to be used in connection with the Business Combination and related transactions to refinance the 2019 Credit Facility referred to below and for general corporate purposes. The term loan facility is scheduled to mature on October 20, 2028 and the revolving facility is scheduled to expire and mature on October 20, 2026. The agreement requires the payment of a commitment fee of 0.50% per annum for unused revolving commitments, subject to stepdowns to 0.375% per annum and 0.25% per annum upon the achievement of specified leverage ratios. Any outstanding letters of credit issued under the 2021 Credit Agreement reduce the availability under the revolving line of credit.
The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on LIBOR (with customary fallback provisions) for borrowings in U.S. dollars, a floating rate formula based on Euro Interbank Offered Rate ("EURIBOR") for borrowings in Euro or a floating rate formula based on SONIA for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing. The 2021 Credit Agreement includes fallback language that seeks to either facilitate an agreement with the Company's lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based upon the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon certain triggering events.

The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion Technologies (HoldingSub2), Ltd. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion Technologies (HoldingSub2), Ltd. and subsidiaries were in compliance with all debt covenants on June 30, 2022 and December 31, 2021.
Term Loan - The term loan has a seven-year term (expiring October 2028), bears interest at the greater of Adjusted London Interbank Offered Rate ("LIBOR") or 0.50%, plus 2.75% and has quarterly principal repayments of 0.25% of the original principal balance. The interest rate was 3.25% as of June 30, 2022 and December 31, 2021. The Company repaid $2.1 million and $1.7 million for the six month period ended June 30, 2022 and for Successor Period ended December 31, 2021, respectively, yielding an outstanding balance of approximately $825.9 million and $828.3 million as of June 30, 2022 and December 31, 2021, respectively.
Revolving Line of Credit - The revolving line of credit arrangement has a five year term and bears interest at the greater of LIBOR or 0%, plus 2.75%. The agreement requires the payment of a commitment fee of 0.50% per annum for unused commitments. The revolving line of credit matures in October 2026, at which time all outstanding revolving facility loans and accrued and unpaid interest are due. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of June 30, 2022 and December 31, 2021. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $13.6 million and $8.1 million as of June 30, 2022 and December 31, 2021, respectively. The amount available on the revolver as of June 30, 2022 and December 31, 2021 was approximately $76.4 million and $81.9 million, respectively.
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
For the three and six month period ended June 30, 2022, we incurred approximately $1.3 million and $2.3 million, respectively, of amortization expense of the deferred financing costs.
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
USD term loan – The term loan had a seven-year term (expiring March 2026), bearing interest at the greater of Adjusted London Interbank Offered Rate (“LIBOR”) or 0%, plus 4.00%, and had quarterly principal repayments of 0.25% of the original principal balance. The interest rate was 4.15% as of June 30, 2021. The Company repaid $3.9 million for the six month period ended June 30, 2021.

Euro term loan - The Euro portion of the term loan had a seven-year term (expiring March 2026), bearing interest at the greater of European union interbank market (“Euribor”) or 0%, plus 4.25% and has quarterly principal repayments of 0.25% of the original principal balance. As of June 30, 2021, the interest rate was 4.25%. The Company repaid $0.7 million for the six months ended June 30, 2021.

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
For the three and six month period ended June 30, 2021, we incurred approximately $0.9 million and $1.9 million, respectively of amortization expense of the deferred finance costs.
NRG Loan - In conjunction with the acquisition of NRG, the Company entered into a loan agreement for €7.2 million ($7.4 million) at the date of the acquisition. This agreement was scheduled to expire in December 2023. The loan bore interest which is Euribor of three months, plus 2.0%, and mandatory costs if any. The remaining balance for this loan was paid off in full during the six months ended June 30, 2021.
Canadian Financial Institution - In May 2019, the Company entered into a credit agreement for C$1.7 million ($1.3 million) with a Canadian financial institution that matures in April 2039. The note bears annual interest at 4.69%. The credit agreement is secured by the facility acquired using the funds obtained.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of June 30, 2022 and December 31, 2021 there were no outstanding amounts under these arrangements.

Accounts Receivable Sales Agreement

We are party to an agreement to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution without recourse. Under this agreement, the Company can sell up to €8.5 million ($8.9 million) and €8.0 million ($9.1 million) as of June 30, 2022 and December 31, 2021, respectively, of eligible accounts receivables. The accounts receivable under this agreement are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of June 30, 2022 and December 31, 2021, there was no amount and approximately $0.4 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for the Successor Periods and for all Predecessor Periods presented and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €64.5 million ($67.4 million) and €70.3 million ($79.7 million), as of June 30, 2022 and December 31, 2021, respectively, subject to certain local restrictions. As of June 30, 2022 and December 31, 2021 there were €43.4 million ($45.3 million) and €37.7 million ($42.7 million), respectively, of the lines had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $1.4 million and $1.3 million as of June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, contractual principal payments of total third-party borrowings are as follows (in millions):

Remainder of 2022	$4.2
Fiscal year ending December 31:
2023	8.4
2024	8.3
2025	8.2
2026	9.6
Thereafter	790.1
Gross Payments	828.8
Unamortized debt issuance costs	(19.5)
Total third-party borrowings, net of debt issuance costs	$809.3
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
During six month period ended June 30, 2021, no additional Shareholder Notes were admitted to trading and were on the official listing of TISE. There was no trading activity related to Shareholder and Management Notes during six month period ended June 30, 2021.
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

The table below presents the locations of the operating lease assets and liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively (in millions):

		Successor
	Balance Sheet Line Item	June 30, 2022	December 31, 2021
Operating lease assets	Operating lease right-of-use assets	$42.5	$45.7
Financing lease assets	Other assets	$0.7	$0.9

Operating lease liabilities:
Current operating lease liabilities	Current operating lease liabilities	$8.7	$9.3
Non-current operating lease liabilities	Operating lease liability, non-current	37.6	40.6
Total operating lease liabilities:		$46.3	$49.9

Financing lease liabilities:
Current financing lease liabilities	Accrued expenses and other current liabilities	$0.6	$0.6
Non-current financing lease liabilities	Deferred income taxes and other long-term liabilities	—	0.3
Total financing lease liabilities:		$0.6	$0.9

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2022 and December 31, 2021, respectively, are:

	Successor
	June 30, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term (in years)	7.2	7.5
Weighted average discount rate	4.15%	4.19%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the Condensed Consolidated Balance Sheets as of June 30, 2022 (in millions):

Fiscal year ending December 31:
2022	$5.4
2023	9.7
2024	8.2
2025	6.8
2026	5.0
2027 and thereafter	18.6
Total undiscounted future minimum lease payments	$53.7
Less: Imputed interest	(7.4)
Total operating lease liabilities	$46.3

For the three and six months ended June 30, 2022, operating lease costs (as defined under ASU 2016-02) were $2.7 million and $5.3 million, respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Rental expense for operating lease (as defined prior to the adoption of ASC 2016-02) was approximately $2.8 million and $5.6 million for the Predecessor period three and six months ended June 30, 2021, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.9 million and $5.8 million for the three and six months ended June 30, 2022, respectively, and this amount is included in operating activities in the Condensed Consolidated Statements of Cash Flows. Operating lease assets obtained in exchange for new operating lease liabilities were $2.0 million and $2.9 million for the three and six months ended June 30, 2022, respectively.
10. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of June 30, 2022, unconditional purchase obligations were as follows (in millions):

Fiscal year ending December 31:
2022	$19.2
2023	14.8
2024	5.2
2025	3.1
2026	2.6
2027 and thereafter	0.3
Total	$45.2
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
11. Income Taxes
The effective income tax rate was 11.1% and 12.8% for the three and six months ended June 30, 2022 (Successor Period), respectively, and (36.4)% and (8.4)% for the three and six months ended June 30, 2021 (Predecessor Period), respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings, certain adjustments for the Successor Period as a result of the Business Combination, and valuation allowances in the Predecessor Period.
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

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Cash Paid For:
Cash paid for interest	$13.9	$20.1
Cash paid for income taxes	4.5	8.9
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accounts payable	1.0	0.8
Acquisition purchases in accrued expense and other liabilities	—	0.1
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in millions).

	Successor	Predecessor
	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$90.6	$84.0
Restricted cash—current	0.4	0.6
Restricted cash—non-current	1.0	0.7
Total cash, cash equivalents, and restricted cash	$92.0	$85.3
Amounts included in restricted cash represent funds with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers.
13. Stock-Based Compensation
Stock-based compensation is awarded to employees and directors of the Company and accounted for in accordance with ASC 718, "Compensation—Stock Compensation". Stock-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. Stock-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur. The Company uses various forms of long-term incentives including, but not limited to restricted stock units ("RSUs") and performance-based restricted units ("PSUs"), provided that the granting of such equity awards is in accordance with the Company's 2021 Omnibus Incentive Plan (the "2021 Plan") as filed on Form S-8 with the SEC on December 27, 2021.
2021 Omnibus Incentive Plan
We adopted and obtained stockholder approval at the special meeting of the stockholders on October 19, 2021 of the 2021 Plan. We initially reserved 19,952,329 shares of our Class A common stock for issuance pursuant to awards under the 2021 Plan. The total number of shares of our Class A common stock available for issuance under the 2021 Plan will be increased on the first day of each fiscal year following the date on which the 2021 Plan was adopted in an amount equal to the least of (i) three percent (3%) of the outstanding shares of Class A common stock on the last day of the immediately preceding fiscal year, (ii) 9,976,164 shares of Class A common stock and (iii) such number of shares of Class A common stock as determined by the Committee (as defined and designated under the 2021 Plan) in its discretion. Pursuant to these automatic increase provisions, the number of shares of our Class A common stock reserved for issuance pursuant to awards under the 2021 Plan increased to 24,699,345 shares at January 1, 2022. Any employee, director or consultant of the Company or any of its subsidiaries or affiliates is eligible to receive an award under the 2021 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations. The 2021 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, PSUs, other share-based awards, or any combination thereof. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.

The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended June 30, 2022, the Company granted 914,216 RSUs and 187,356 PSUs to certain members of the Company's Board of Directors and employees. The RSUs are subject to service vesting conditions with one-third of each award vesting on the anniversary of the grant date such that all awards are fully vested after three (3) years. The PSUs are subject to service and performance/market vesting conditions and allow a maximum issuance of shares of our Class A common stock of up to 200% of the granted PSUs based on the Company meeting certain established thresholds. The recipient will generally forfeit all of the awards if the recipient is no longer providing services to the Company before the end of the performance measurement period on March 31, 2025. Fifty percent (50%) of the PSU awards shall vest based on a market condition determined by the Company’s relative total shareholder return (TSR) during the performance period of April 1, 2022 to March 31, 2025, measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index with interpolated achievement levels of: (i) 0% if the TSR percentile is below the 30th percentile level, (ii) between 50% and 100% if the TSR percentile is at least at the 30th percentile level and up to the 55th percentile level and (iii) between 100% and 200% if the TSR percentile is at least at the 56th percentile level and up to the 80th percentile level (or above the 80th percentile level with 200% being the maximum). The remaining fifty percent (50%) of the PSU awards shall vest based on performance condition determined by the Company’s organic revenue growth percentage as measured from April 1, 2024 to March 31, 2025 as compared with April 1, 2022 to March 31, 2023 with interpolated achievement levels of (i) 0% if the organic growth revenue percentage is less than 3.0%, (ii) between 50% and 100% if the organic revenue growth percentage is at least 3.0% and up to 5.0% and (iii) between 100% and 200% if the organic revenue growth percentage is at least 5.0% and up to 7.0% (or above 7.0% but with 200% being the maximum). The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.
During the three and six months ended June 30, 2022, $1.7 million and $2.7 million, respectively, of stock compensation expense was recorded, of which $0.2 million and $0.4 million, respectively was related to non-employee directors.
In addition, during the three and six months ended June 30, 2022, certain members of the Company's Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. As such, the Company recorded related stock compensation expense for $0.1 million and $0.2 million, respectively, in the same periods.

Profits Interests
In conjunction with entering into the Business Combination Agreement, on June 17, 2021 the Sponsor issued 4,200,000 Profits Interests to Lawrence Kingsley, the current Chairman of the Board of Directors of the Company, 3,200,000 Profits Interests to Thomas Logan, the Chief Executive Officer of Mirion, and 700,000 Profits Interests to Brian Schopfer, the Chief Financial Officer of Mirion. The Profits Interests are intended to be treated as profits interests for U.S. income tax purposes, pursuant to which Messrs. Logan, Schopfer and Kingsley will have an indirect interest in the founder shares held by the Sponsor.

The Profits Interests are subject to service vesting conditions and market vesting conditions. Fifty percent (50%) of the Profits Interests granted to each of Messrs. Logan and Schopfer service-vest on each of the second and third anniversaries of the Closing, and fifty percent (50%) of the Profits Interests granted to Mr. Kingsley service-vest on each of the first and second anniversaries of the Closing), subject in each case to the continuous service of the grantee on such date. The market vesting conditions require that the price per share of Mirion's Class A common stock must meet or exceed certain established thresholds for 20 out of 30 trading days before the fifth anniversary of the Closing Date). The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

Of the Profits Interests, 3.2 million have a market vesting threshold price of $12 per share of Mirion Class A common stock, 2.0 million have a threshold price of $14 per share of Mirion Class A common stock, and 3.0 million have a threshold price of $16 per share of Mirion Class A common stock.

During the three and six months ended June 30, 2022, $6.8 million and $13.6 million, respectively, of stock compensation expense was recorded and no new Profit Interests were issued.
14. Related-Party Transactions
Founder Shares

As of the closing of the Business Combination, the Sponsor owned 18,750,000 shares of Class B common stock the ("Founder Shares") which automatically converted into 18,750,000 shares of Class A common stock at the closing of the Business Combination. The Founder Shares, are subject to certain vesting and forfeiture conditions and transfer restrictions, including performance vesting conditions under which the price per share of Mirion's Class A common stock must meet or exceed certain established thresholds of $12, $14, or $16 per share for 20 out of 30 trading days before the fifth anniversary of the Closing Date of the Business Combination). The Founder Shares will be forfeited to the Company for no consideration if they fail to vest before October 20, 2026.

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

The Private Placement Warrants are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. See Note 16, Fair Value Measurements, for the fair value of the Private Placement Warrants at June 30, 2022.

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

Registration Rights

The holders of the Founder Shares and Private Placement Warrants are entitled to registration rights to require the Company to register the resale of any the Founder Shares and the shares underlying the Private Placement Warrants upon exercise pursuant to the Amended and Restated Registration Rights Agreement dated October 20, 2021 (the "RRA"). These holders are also entitled to certain piggyback registration rights. The RRA also includes customary indemnification and confidentiality provisions. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the RRA, including those expenses incurred in connection with the shelf-registration statement on Form S-1 filed on October 27, 2021 and declared effective on November 2, 2021.

Charterhouse Capital Partners LLP
The Company had entered into agreements with its Predecessor Period primary investor, Charterhouse Capital Partners LLP ("CCP"), which obligated the Company to pay quarterly management fees of $0.1 million per year. In return, CCP provided various investment banking services relating to financing arrangements, mergers and acquisitions and other services. During the three and six months ended June 30, 2021 (Predecessor), the Company paid CCP $0.1 million and $0.1 million, respectively, for professional fees and expense reimbursements. Upon the completion of the Business Combination, the agreement with CCP was terminated. Therefore, as of June 30, 2022 the Company had no additional payments for professional fees or expense reimbursements.

15. Segment Information
The following table summarizes select operating results for each reportable segment (in millions).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Medical	$66.8	$52.1	$126.9	$103.6
Industrial	109.0	127.9	212.1	242.6
Consolidated Revenues	$175.8	$180.0	$339.0	$346.2
Segment (Loss) Income from Operations
Medical	$(0.1)	$(0.4)	$(3.6)	$(2.7)
Industrial	(45.3)	29.9	(46.7)	47.7
Total Segment (Loss) Income from Operations	(45.4)	29.5	(50.3)	45.0
Corporate and other	(29.2)	(24.8)	(57.9)	(49.2)
Consolidated Loss from Operations	$(74.6)	$4.7	$(108.2)	$(4.2)
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

	Revenues
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
North America
Medical	$61.7	$46.7	$117.3	$93.9
Industrial	49.8	61.1	92.0	104.9
Total North America	111.5	107.8	209.3	198.8
Europe
Medical	5.1	5.4	9.6	9.7
Industrial	57.9	65.0	111.1	126.7
Total Europe	63.0	70.4	120.7	136.4
Asia Pacific
Medical	—	—	—	—
Industrial	1.3	1.8	9.0	11.0
Total Asia Pacific	1.3	1.8	9.0	11.0
Total revenues	$175.8	$180.0	$339.0	$346.2

The following details revenues by timing of recognition (in millions):

	Revenues
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
Point in time	$117.2	$132.6	$234.2	$254.0
Over time	58.6	47.4	104.8	92.2
Total revenues	$175.8	$180.0	$339.0	$346.2
The following details revenues by product category (in millions):

	Revenues
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
Medical segment:
Medical	$66.8	$52.1	$126.9	$103.6
Industrial segment:
Reactor Safety and Control Systems	34.7	42.7	65.5	79.6
Radiological Search, Measurement, and Analysis Systems	74.3	85.2	146.6	163.0
Total revenues	$175.8	$180.0	$339.0	$346.2
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

The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

Successor
	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$92.0	$—	$—
Discretionary retirement plan	3.1	0.9	—
Liabilities
Discretionary retirement plan	3.1	0.9	—
Public warrants	19.7	—	—
Private placement warrants	—	8.9	—

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$85.3	$—	$—
Discretionary retirement plan	3.7	0.8	—
Liabilities
Discretionary retirement plan	3.7	0.8	—
Public warrants	46.9	—	—
Private placement warrants	—	21.2	—
As of June 30, 2022 and December 31, 2021, the fair value of Public Warrants issued in connection with GSAH's IPO have been measured based on the listed market price of such Public Warrants, a Level 1 measurement.
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
For the six months ended June 30, 2022, the Company recognized an unrealized gain resulting from a decrease in the fair value of the warrant liabilities of $39.5 million, which is presented in the Condensed Consolidated Statements of Operations as change in fair value of warrant liabilities.

17. Loss Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) shareholders	$(58.6)	$(53.9)	$(76.3)	$(94.6)
Weighted average common shares outstanding – basic and diluted	180.992	6.621	180.884	6.596
Net loss per common share attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) — basic and diluted	$(0.32)	$(8.14)	$(0.42)	$(14.34)
Anti-dilutive employee share-based awards, excluded	0.933	0.217	0.938	0.242
Net loss per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the three and six months ended June 30, 2022 and 2021, respectively; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.

Successor Period
Upon the closing of the Business Combination, the following classes of common stock were considered in the loss per share calculation.

Class A Common Stock
Holders of shares of our Class A common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The holders of our Class A common stock do not have cumulative voting rights in the election of directors. Holders of shares of our Class A common stock are entitled to receive dividends when and if declared by the Company's Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of our Class A common stock will be entitled to receive pro rata our remaining assets available for distribution. Class A common stock issued and outstanding is included in the Company’s basic loss per share calculation, with the exception of Founder Shares discussed below.

Class B Common Stock
Holders of shares of our Class B common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. If at any time the ratio at which shares of IntermediateCo Class B common stock are redeemable or exchangeable for shares of our Class A common stock changes from one-for-one as the number of votes to which our Class B common stockholders are entitled will be adjusted accordingly. The holders of our Class B common stock do not have cumulative voting rights in the election of directors. Except for transfers to us or to certain permitted transferees set forth in the IntermediateCo certificate of incorporation, paired interests may not be sold, transferred or otherwise disposed of.

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

Stock-Based Awards
Each stock-based award represents the right to receive a Class A common stock upon vesting of the awards. Per ASC 260, Earnings Per Share ("EPS"), shares issuable for little or no cash consideration upon the satisfaction of certain conditions (i.e. contingently issuable shares) should be included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. As such, any stock-based awards such as RSUs that vest in the Successor Period will be included in the Company's basic loss per share calculations as of the date when all necessary conditions are met.

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
As of June 30, 2022, the Company has identified restructuring actions which will result in additional charges of approximately $0.7 million, primarily in the next 12 months.

The Company’s restructuring expenses are comprised of the following (in millions):

Successor
	Three Months Ended June 30, 2022
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$0.4	$0.5
Other(1)	0.5	1.8	2.3
Total	$0.6	$2.2	$2.8

	Six Months Ended June 30, 2022
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.2	$1.3	$1.5
Other(1)	0.5	2.8	3.3
Total	$0.7	$4.1	$4.8

Predecessor
	Three Months Ended June 30, 2021
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.3	$0.8	$1.1
Other(1)	0.6	—	0.6
Total	$0.9	$0.8	$1.7

	Six Months Ended June 30, 2021
(in millions)	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$2.2	$0.8	$3.0
Other(1)	0.6	0.1	0.7
Total	$2.8	$0.9	$3.7
(1) Includes facilities, inventory write-downs, outside services, legal matters, and IT costs.
The Company does not allocate restructuring charges to segment income; instead, these costs are included in Corporate & other.
The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets (in millions).

Successor
Balance at December 31, 2021	$1.4
Restructuring charges	4.8
Payments	(4.4)
Adjustments	—
Balance at June 30, 2022	$1.8
19. Noncontrolling Interests

On October 20, 2021, Mirion Technologies, Inc. consummated its previously announced Business Combination pursuant to the Business Combination Agreement.

Before the Closing of the Business Combination, the Sellers had the option to elect to have their equity consideration issued as either shares of Class A common stock or Paired Interests. The Sellers receiving shares of Class B common stock also received one share of IntermediateCo Class B common stock per share of Class B common stock as a Paired Interest. Each of the shares of Class A common stock and each Paired Interest were valued at $10.00 per share for purposes of determining the aggregate number of shares issued to the Sellers. Holders of shares of our Class B common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. If at any time the ratio at which shares of IntermediateCo Class B common stock are redeemable or exchangeable for shares of the Company’s our Class A common stock changes from one-for-one, as the number of votes to which our Class B common stockholders are entitled will be adjusted accordingly. The holders of our the Company’s Class B common stock do not have cumulative voting rights in the election of directors. Except for transfers to us or to certain permitted transferees set forth in the IntermediateCo certificate of incorporation, paired interests may not be sold, transferred or otherwise disposed of.

The holders of IntermediateCo Class B common stock have the right to require IntermediateCo to redeem all or a portion of their IntermediateCo Class B common stock for, at the Company’s election, (1) newly issued shares of the Company’s Class A common stock on a one-for-one basis or (2) a cash payment equal to the product of the number of shares of IntermediateCo Class B common stock subject to redemption and the arithmetic average of the closing stock prices for a share of the Company’s Class A common stock for each of three (3) consecutive full trading days ending on and including the last full trading day immediately prior to the date of redemption (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). This redemption right became available upon the expiration of certain lockup restrictions on April 18, 2022. During the three months ended June 30, 2022, 500,000 shares were converted from IntermediateCo Class B common stock to the Company's Class A common stock, resulting in a conversion of $4.9 million from noncontrolling interests to common stock and additional paid-in capital.

At the Closing Date, the Company owned 100% of the voting shares (Class A) of IntermediateCo and approximately 96% of the non-voting Class B shares of IntermediateCo. The Company recognized a noncontrolling interest for the 8,560,540 shares, representing approximately 4% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company. After the conversion in the current quarter, the Company recognized a noncontrolling interest for the 8,060,540 shares, representing the 3.9% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company.

As of June 30, 2022, noncontrolling interest was $78.7 million reflected in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit).

20. Subsequent Events

The Company conducted a review for subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of Mirion’s financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes of Mirion Technologies, Inc. that are included elsewhere in this Quarterly Report on Form 10-Q as well as our audited statements and the notes related thereto for the year ended December 31, 2021 that are included in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q as well as Annual Report on Form 10-K. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Mirion” and “the Company” refer to the business and operations of Mirion Technologies TopCo, Ltd. and its consolidated subsidiaries prior to the Business Combination and to Mirion and its consolidated subsidiaries, following the consummation of the Business Combination. Unless the context otherwise requires or unless otherwise specified, all dollar amounts in this section are in millions.
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
•Our revenues were $175.8 million for the three months ended June 30, 2022 and $180.0 million for the three months ended June 30, 2021, of which 38.0% and 28.9% was generated in the Medical segment for the three months ended June 30, 2022 and 2021, respectively, and 62.0% and 71.1% was generated in the Industrial segment for the three months ended June 30, 2022 and 2021, respectively.
•Our revenues were $339.0 million for the six months ended June 30, 2022 and $346.2 million for the six months ended June 30, 2021, of which 37.4% and 29.9% was generated in the Medical segment for the six months ended June 30, 2022 and 2021, respectively, and 62.6% and 70.1% was generated in the Industrial segment for the six months ended June 30, 2022 and 2021, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders, including funded and unfunded government contracts) was $692.7 million and $747.5 million as of June 30, 2022, and December 31, 2021, respectively.
The Mirion Business Combination

The Business Combination closed on October 20, 2021 (the “Closing Date”), and GS Acquisition Holdings Corp II ("GSAH") was renamed Mirion Technologies, Inc. Our Class A common stock is listed on the New York Stock Exchange (the "NYSE") under the ticker symbol “MIR.”
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

•Financial risks—Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in our tax rates (including as a result of changes in tax laws) or income tax liabilities/assessments, changes in interest rates, recognition of impairment charges for our goodwill or other intangible assets and fluctuations in the cost and availability of commodities.
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
•The Russia-Ukraine conflict—The Russia-Ukraine conflict has impacted and may continue to impact us, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyberattacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects.

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

See the "Basis of Presentation" section below regarding the Successor and Predecessor periods. The following tables present a reconciliation of certain non-GAAP financial measures for the three and six months ended June 30, 2022 (Successor) and for the three and six months ended June 30, 2021 (Predecessor).

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
(In millions, except per share amounts)	Revenues	Net Income (Loss)	Revenues	Net Income (Loss)
Total GAAP	$175.8	$(59.3)	$180.0	$(54.0)
Revenue reduction from purchase accounting	—	—	3.7	3.7
Foreign currency loss (gain), net		3.3		1.1
Amortization of acquired intangibles		37.5		18.6
Stock-based compensation expense		8.5		—
Change in fair value of warrant liabilities		(19.6)		—
Goodwill impairment		55.2		—
Non-operating expenses		8.7		15.6
Tax impact of adjustments above		(9.9)		(8.4)
Adjusted	$175.8	$24.4	$183.7	$(23.4)

Adjusted weighted average common shares		180.992		n.m.(1)
Dilutive Potential Common Shares - RSU's		0.031
Adjusted weighted average common shares — diluted		181.023		n.m

Net loss per common share attributable to Mirion Technologies, Inc. (Successor)		$(0.32)		n.m
Loss attributable to noncontrolling interests		(0.01)
Foreign currency (gain) loss, net		0.02
Amortization of acquired intangibles		0.21
Stock-based compensation expense		0.05
Change in fair value of warrant liabilities		(0.11)
Goodwill impairment		0.30
Non-operating expenses		0.05
Tax impact of adjustments above		(0.06)
Adjusted EPS		$0.13		n.m

(1) Note that n.m. stands for not meaningful.

	Successor		Predecessor
	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
(In millions, except per share amounts)	Revenues	Net Income (Loss)	Revenues	Net Income (Loss)
Total GAAP	$339.0	$(78.3)	$346.2	$(94.7)
Revenue reduction from purchase accounting	—	—	8.0	8.0
Cost of revenues impact from inventory valuation purchase accounting		6.3		4.7
Foreign currency loss (gain), net		4.8		(2.9)
Amortization of acquired intangibles		76.3		37.2
Stock-based compensation expense		16.3		(0.1)
Change in fair value of warrant liabilities		(39.5)		—
Goodwill impairment		55.2		—
Non-operating expenses		18.1		31.7
Tax impact of adjustments above		(17.3)		(17.4)
Adjusted	$339.0	$41.9	$354.2	$(33.5)

Adjusted weighted average common shares		180.884		n.m.(1)
Dilutive Potential Common Shares - RSU's		0.021
Adjusted weighted average common shares — diluted		180.905		n.m

Net loss per common share attributable to Mirion Technologies, Inc. (Successor)		$(0.42)		n.m
Loss attributable to noncontrolling interests		(0.01)
Revenue reduction from purchase accounting		—
Cost of revenues impact from inventory valuation purchase accounting		0.04
Foreign currency (gain) loss, net		0.03
Amortization of acquired intangibles		0.42
Stock-based compensation expense		0.09
Change in fair value of warrant liabilities		(0.22)
Debt extinguishment		—
Goodwill impairment		0.30
Non-operating expenses		0.10
Tax impact of adjustments above		(0.10)
Adjusted EPS		$0.23		n.m

(1) Note that n.m. stands for not meaningful.

	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net loss	$(59.3)	$(54.0)
Interest expense, net	8.4	43.7
Income tax (benefit) provision	(7.4)	14.4
Amortization	37.5	18.6
EBITA	$(20.8)	$22.7
Depreciation - Mirion Business Combination step-up	1.7	—
Depreciation - all other	5.6	6.8
EBITDA	$(13.5)	$29.5
Stock-based compensation expense	8.5
Change in fair value of warrant liabilities	(19.6)	—
Goodwill impairment	55.2	—
Foreign currency (gain) loss, net	3.3	1.1
Revenue reduction from purchase accounting	—	3.7
Non-operating expenses(1)(2)	8.7	15.6
Adjusted EBITDA	$42.6	$49.9
(1)Pre-tax non-operating expenses of $8.7 million for the three months ended June 30, 2022 include $2.9 million in costs to achieve integration and operational synergies, $2.9 million of restructuring costs, $1.4 million related to the Business Combination and incremental one-time costs associated with becoming public, $1.0 million of costs to achieve information technology system integration and efficiency, and $0.5 million of mergers and acquisition expenses.
(2)Pre-tax non-operating expenses of $15.6 million for the three months ended June 30, 2021 include $8.6 million related to the Business Combination and incremental public company costs, $3.6 million in costs to achieve integration and operational synergies, $1.9 million of restructuring costs, and $1.5 million of costs to achieve information technology system integration and efficiency.

	Successor	Predecessor
(In millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net loss	$(78.3)	$(94.7)
Interest expense, net	16.3	86.8
Income tax (benefit) provision	(11.5)	7.3
Amortization	76.3	37.2
EBITA	$2.8	$36.6
Depreciation - Mirion Business Combination step-up	3.3	—
Depreciation - all other	10.2	11.9
EBITDA	$16.3	$48.5
Stock-based compensation expense	16.3
Change in fair value of warrant liabilities	(39.5)	—
Goodwill impairment	55.2	—
Foreign currency (gain) loss, net	4.8	(2.9)
Revenue reduction from purchase accounting	—	8.0
Cost of revenues impact from inventory valuation purchase accounting	6.3	4.7
Non-operating expenses(1)(2)	18.1	31.7
Adjusted EBITDA	$77.5	$89.9
(1)Pre-tax non-operating expenses of $18.1 million for the six months ended June 30, 2022 include $6.5 million in costs to achieve integration and operational synergies, $4.9 million of restructuring costs, $4.2 million related to the Business Combination and incremental one-time costs associated with becoming public, $2.0 million of costs to achieve information technology system integration and efficiency, and $0.5 million related to mergers and acquisition expenses.
(2)Pre-tax non-operating expenses of $31.7 million for the six months ended June 30, 2021 include $14.2 million related to the Business Combination and incremental public company costs, $8.6 million in costs to achieve integration and operational synergies, $4.2 million of restructuring costs, $3.0 million of costs to achieve information technology system integration and efficiency, and $1.6 million of mergers and acquisition expenses.

The following tables present a reconciliation of non-GAAP Adjusted Revenue and Adjusted EBITDA by segment for the three months ended June 30, 2022 (Successor) and the three months ended June 30, 2021 (Predecessor):

	Three Months Ended June 30, 2022 (Successor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$66.8	$109.0	$—	$175.8
Revenue reduction from purchase accounting	—	—	—	—
Adjusted Revenues	$66.8	$109.0	$—	$175.8

Income from operations	$(0.1)	$(45.3)	$(29.2)	$(74.6)
Amortization	17.0	20.5	—	37.5
Depreciation - core	3.5	1.9	0.2	5.6
Depreciation - Mirion Business Combination step-up	1.2	0.4	0.1	1.7
Stock-based compensation	0.2	0.3	8.0	8.5
Goodwill impairment	—	55.2	—	55.2
Non-operating expenses	—	—	8.4	8.4
Other Income / Expense	0.4	—	(0.1)	0.3
Adjusted EBITDA	$22.2	$33.0	$(12.6)	$42.6

	Three Months Ended June 30, 2021 (Predecessor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$52.1	$127.9	$—	$180.0
Revenue reduction from purchase accounting	3.7	—	—	3.7
Adjusted Revenues	$55.8	$127.9	$—	$183.7

Income from operations	$(0.4)	$29.9	$(24.8)	$4.7
Amortization	8.9	9.7	—	18.6
Depreciation - core	3.9	2.6	0.3	6.8
Revenue reduction from purchase accounting	3.7	—	—	3.7
Non-operating expenses	—	—	16.1	16.1
Other Income / Expense	(0.1)	0.1	—	—
Adjusted EBITDA	$16.0	$42.3	$(8.4)	$49.9

The following tables present a reconciliation of non-GAAP Adjusted Revenue and Adjusted EBITDA by segment for the six months ended June 30, 2022 (Successor) and the six months ended June 30, 2021 (Predecessor):

	Six Months Ended June 30, 2022 (Successor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$126.9	$212.1	$—	$339.0
Revenue reduction from purchase accounting	—	—	—	—
Adjusted Revenues	$126.9	$212.1	$—	$339.0

Income from operations	$(3.6)	$(46.7)	$(57.9)	$(108.2)
Amortization	34.3	42.0	—	76.3
Depreciation - core	6.1	3.8	0.3	10.2
Depreciation - Mirion Business Combination step-up	2.4	0.8	0.1	3.3
Cost of revenues impact from inventory valuation purchase accounting	—	6.3	—	6.3
Stock-based compensation	0.3	0.4	15.6	16.3
Goodwill impairment	—	55.2	—	55.2
Non-operating expenses	—	—	17.8	17.8
Other Income / Expense	0.4	—	(0.1)	0.3
Adjusted EBITDA	$39.9	$61.8	$(24.2)	$77.5

	Six Months Ended June 30, 2021 (Predecessor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$103.6	$242.6	$—	$346.2
Revenue reduction from purchase accounting	8.0	—	—	8.0
Adjusted Revenues	$111.6	$242.6	$—	$354.2

Income from operations	$(2.7)	$47.7	$(49.2)	$(4.2)
Amortization	17.2	20.0	—	37.2
Depreciation - core	6.4	5.1	0.4	11.9
Revenue reduction from purchase accounting	8.0	—	—	8.0
Cost of revenues impact from inventory valuation purchase accounting	4.7	—	—	4.7
Share-based compensation	—	—	(0.1)	(0.1)
Non-operating expenses	—	—	32.1	32.1
Other Income / Expense	—	—	0.3	0.3
Adjusted EBITDA	$33.6	$72.8	$(16.5)	$89.9
Our Business Segments
We manage and report our business in two business segments: Medical and Industrial.
Medical includes products and services for radiation therapy and personal dosimetry. This segment’s principal offerings include solutions for calibrating and/or verifying imaging, treatment machine, patient treatment plan, and patient treatment accuracy; solutions for monitoring the total amount of radiation medical staff members are exposed to over time; and products for nuclear medicine in radiation measurement, shielding, product handling, medical imaging furniture and rehabilitation.
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
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia's invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Industrial segment where the Company has certain projects involving Russian customers or other Russian counterparties. On May 2, 2022, one of our customers announced that it had terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland. The contract represented a remaining performance obligation in our backlog of approximately $67 million, of which approximately 80% was scheduled to be recognized as revenue over the next five years. Due to the impact on our planned revenues from the cancellation, an interim quantitative test of goodwill impairment for the RMS reporting unit was performed. The Company recorded a goodwill impairment charge of $55.2 million as a result of the quantitative test. As of June 30, 2022, while we had not received any cancellation notices for any other Russian based projects, we experienced delays in recognizing project revenue during the three and six months ended June 30, 2022 due to the trade and financial sanctions made to date. The remaining performance obligations in our backlog for Russian related projects was $97.7 million at June 30, 2022. See further discussion in the "Results of Operations" section below. In addition, while none of these customers have asked for advanced payment refunds, they could seek to recover these payments depending on future developments. The Company will continue to monitor the social, political, regulatory and economic environment in Ukraine and Russia, and will consider actions as appropriate.
Supply Chain
The global supply chain continued to be stressed by increased demand, along with pandemic-related and other global events that caused increased disruptions to the Company during the three and six months ended June 30, 2022. The most notable impacts to the Company were delays in sourcing key devices and components needed for our products, resulting in delays in revenue recognition, and increased costs in materials and freight. The Company mitigated a portion of these cost impacts with price increases on certain products. While we experienced some improvements in shipping delivery and associated labor availability during the three and six months ended June 30, 2022, the supply chain disruption continues to be a challenge and a risk of negatively impacting our future operating margins.

Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 4.5% and 3.5% for the three and six-month periods ended June 30, 2022, respectively, compared to the comparable periods of 2021, primarily due to the strengthening of the U.S. dollar against most major currencies in 2022. If the currency exchange rates in effect as of June 30, 2022 were to prevail throughout the remainder of 2022, currency exchange rates would decrease our estimated full year sales by approximately 3.7% on a year-over-year basis. From June 30, 2022 through the date of this Quarterly Report on Form 10-Q, the U.S. dollar continued to strengthen compared to other major currencies including the euro. Any further strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies (e.g., euro, pound sterling) would positively impact our sales and results of operations for the remainder of the year.
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

Results of Operations
For the Successor Period Three Months Ended June 30, 2022 and the Predecessor Period Three Months Ended June 30, 2021

The following tables summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Revenues	$175.8	$180.0
Cost of revenues	96.8	100.4
Gross profit	79.0	79.6
Selling, general and administrative expenses	91.0	66.7
Research and development	7.4	8.2
Goodwill impairment	55.2	—
Loss from operations	(74.6)	4.7
Interest expense, net	8.4	43.7
Foreign currency loss (gain), net	3.3	1.1
Change in fair value of warrant liabilities - (gain)/loss	(19.6)	—
Other expense (income), net	—	(0.5)
Loss before benefit from income taxes	(66.7)	(39.6)
(Benefit from) provision for income taxes	(7.4)	14.4
Net loss	(59.3)	(54.0)
Loss attributable to noncontrolling interests	(0.7)	(0.1)
Net loss attributable to stockholders	$(58.6)	$(53.9)
Overview
Revenues were $175.8 million for the three months ended June 30, 2022 and $180.0 million for the three months ended June 30, 2021. Our Medical segment contributed $66.8 million and $52.1 million of revenues for the three months ended June 30, 2022 and 2021, respectively. Our Industrial segment contributed $109.0 million and $127.9 million of revenues for the three months ended June 30, 2022 and 2021, respectively. Gross profit was $79.0 million and $79.6 million for the three months ended June 30, 2022 and 2021, respectively, resulting in a $0.6 million decrease from the three months ended June 30, 2021.
Net loss was $59.3 million and $54.0 million for the three months ended June 30, 2022 and 2021, respectively. Our Medical segment contributed $0.1 million and $0.4 million losses from operations for the three months ended June 30, 2022 and 2021, respectively. Our Industrial segment was responsible for a $45.3 million loss from operations and $29.9 million income from operations for the three months ended June 30, 2022 and 2021, respectively. The overall increase in net loss is primarily driven by the $55.2 million goodwill impairment charge in the Industrial segment, increased amortization and depreciation expense from the impact of purchase accounting related to the fair values of intangible assets and property, plant, and equipment for the Business Combination, higher selling, general and administrative costs associated with stock compensation expense and costs associated with becoming a public company, and decreased segment gross profit. Offsetting these decreases were reduced interest expenses and a $19.6 million gain from the change in fair value of warrant liabilities.

Revenues
Revenues were $175.8 million for the three months ended June 30, 2022 and $180.0 million for the three months ended June 30, 2021. Revenues decreased $4.2 million from the three months ended June 30, 2021.
Medical segment revenues increased for the three months ended June 30, 2022 compared with the three months ended June 30, 2021 primarily due to the results of acquisitions in the Medical segment (CIRS and other acquisitions), price increases, and organic growth. Also driving the increase was the impact of the deferred revenue fair value adjustment for the Sun Nuclear Corporation ("SNC") acquisition, which reduced revenues for the three months ended June 30, 2021. Offsetting the increase in Medical segment revenues period over period was the negative impact from foreign currency exchange.
Industrial segment revenues decreased for the three months ended June 30, 2022 compared with the three months ended June 30, 2021 primarily due to impacts from the Russia-Ukraine conflict, contract execution timing, supply chain issues, and foreign exchange rate fluctuations, offset by price increases.
Cost of revenues
Cost of revenues was $96.8 million for the three months ended June 30, 2022 and $100.4 million for the three months ended June 30, 2021. Cost of revenues decreased $3.6 million for the three months ended June 30, 2022 as compared with the three months ended June 30, 2021.
Cost of revenues related to the Medical segment increased $4.8 million period over period due to an increase in manufacturing supplies, materials, and overhead costs in conjunction with the increase in revenues over the same period. Cost of revenues related to acquisitions made in 2021 (CIRS) resulted in an incremental cost of revenues for the three months ended June 30, 2022. In addition, cost of revenues for the three months ended June 30, 2022 includes increased amortization and depreciation expenses resulting from the Business Combination.
Cost of revenues related to the Industrial segment decreased $7.2 million period over period. The decrease was primarily driven by a decrease in manufacturing supplies, materials, and overhead costs related to the overall revenue decrease. Offsetting the decrease in Cost of revenues were the increased amortization and depreciation expenses from the Business Combination.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $91.0 million for the three months ended June 30, 2022 and $66.7 million for the three months ended June 30, 2021, resulting in an increase of $24.3 million.
Our Medical segment incurred higher SG&A expenses of $9.4 million for the three months ended June 30, 2022 compared with the three months ended June 30, 2021. The increase was primarily due to the impact of the CIRS acquisition in the Medical segment and increased amortization expense resulting from intangible assets acquired in the Business Combination. Additionally, the Medical segment incurred incremental SG&A expenses related to stock awards issued under the 2021 Omnibus Incentive Plan (see Note 13, Stock-Based Compensation, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Our Industrial segment incurred higher SG&A expenses of $9.6 million for the three months ended June 30, 2022. The increase was primarily driven by the increased amortization expense resulting from intangible assets acquired in the Business Combination and incremental stock compensation expenses under the 2021 Omnibus Incentive Plan (see Note 13, Stock-Based Compensation to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Corporate SG&A expenses were $27.8 million for the three months ended June 30, 2022 and $22.5 million for the three months ended June 30, 2021. The increase in SG&A expenses of $5.3 million was driven by an increase in stock-based compensation expense under the 2021 Omnibus Incentive Plan (see Note 13, Stock-Based Compensation to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), an increase in compensation expense, facility costs, and professional services mostly due to becoming a public company, offset by the decrease in other costs related to company-wide initiatives (a reduction in legal and professional fees related to the Business Combination, offset by an increase in restructuring costs).

Research and development
Research and development (“R&D”) expenses were $7.4 million for the three months ended June 30, 2022 and $8.2 million for the three months ended June 30, 2021, resulting in a decrease of $0.8 million period over period. The decrease in R&D expense was primarily a result of a reduction in R&D program spend in the Industrial segment, offset by a slight increase in R&D program spend at Corporate and in the Medical segment for the three months ended June 30, 2022.
Goodwill impairment
Goodwill impairment charges were $55.2 million for the three months ended June 30, 2022. The Company concluded that a triggering event had occurred in the RMS reporting unit of the Industrial segment as a result of the Russia-Ukraine conflict. Based on the quantitative test for the RMS reporting unit, the Company determined that the carrying value exceeded the fair value. As such, the Industrial segment recognized its best estimate of a non-cash impairment loss (see Note 7, Goodwill and Intangible Assets to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
(Loss) income from operations
Loss from operations was $74.6 million for the three months ended June 30, 2022 compared with income from operations of $4.7 million for the three months ended June 30, 2021. On a segment basis, loss from operations in the Medical segment for the three months ended June 30, 2022 and 2021 was $0.1 million and $0.4 million, respectively, representing a decrease of $0.3 million period over period, which includes $8.2 million and $3.7 million, respectively, in purchase accounting impacts described in revenues, cost of revenues, and SG&A above. (Loss) income from operations in the Industrial segment for the three months ended June 30, 2022 and three months ended June 30, 2021 was $(45.3) million and $29.9 million, respectively, representing a decrease of $75.2 million period over period which includes $11.2 million in purchase accounting impacts described in cost of revenues and SG&A above for the three months ended June 30, 2022. Corporate expenses were $29.2 million and $24.8 million for the three months ended June 30, 2022 and 2021, respectively, representing a decrease in income from operations of $4.4 million. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $8.4 million for the three months ended June 30, 2022 and $43.7 million for the three months ended June 30, 2021. $32.7 million of the decrease is a non-cash decrease in interest related to the Shareholder Notes which were paid in full in connection with the closing of the Business Combination. $2.6 million is a decrease in interest due to lower interest rates associated with the 2021 Credit Agreement compared to 2019 Credit Facility which was paid in full in connection with the closing of the Business Combination. For more information, see Note 8, Borrowings, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency loss, net
We recorded a loss of $3.3 million for the three months ended June 30, 2022 and $1.1 million for the three months ended June 30, 2021 from foreign currency exchange. The change in net foreign currency losses is due to depreciation in European and Canadian local currencies in relation to the U.S. dollar and its impact on the Company's foreign revenues.
Change in fair value of warrant liabilities
We recognized an unrealized gain of $19.6 million resulting from a decrease in the fair value of the Public Warrant and Private Placement Warrant liabilities during the three months ended June 30, 2022. See Note 16, Fair Value Measurements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
Income tax benefit was $7.4 million for the three months ended June 30, 2022 and provision for income taxes was $14.4 million for the three months ended June 30, 2021. Income tax benefit in the three months ended June 30, 2022 differed from income tax provision in the three months ended June 30, 2021, primarily due to the mix of earnings, certain adjustments for the Successor Period as a result of the Business Combination, and valuation allowances in the Predecessor Period.

Business segments
The following provides detail for business segment results for the three months ended June 30, 2022 and 2021. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, shared overhead and other costs related to restructuring activities and costs to achieve operational initiatives, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 15, Segment Information, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Medical

	Unaudited
	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Revenues	$66.8	$52.1
Loss from operations	$(0.1)	$(0.4)
Loss from operations as a % of revenues	(0.1)%	(0.8)%

Medical segment revenues were $66.8 million for the three months ended June 30, 2022 and $52.1 million for the three months ended June 30, 2021, which is an increase of $14.7 million. Revenues increased primarily due to the impact of acquisitions contributing $3.7 million (of which $3.1 million by CIRS and $0.6 million by other acquisitions), the impact of prior year purchase accounting adjustment related to the SNC acquisition which resulted in a revenue reduction of $3.7 million, and an increased revenue of $7.3 million due to price increases and organic growth. Offsetting the increase in Medical segment revenues period over period was a negative foreign currency exchange impact by approximately $0.6 million.
Loss from operations, which excludes non-operational costs, was $0.1 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, representing a decrease in loss from operations of $0.3 million. The decrease in loss from operations period over period was largely due to increased revenues discussed above, offset by an increase in amortization and depreciation expenses of $8.2 million resulting from increased intangible assets and increased fair values of property, plant, and equipment from the Business Combination, costs related to the CIRS business of $3.2 million, and stock compensation expenses of $0.2 million.
Industrial

	Unaudited
	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Revenues	$109.0	$127.9
(Loss) Income from operations	$(45.3)	$29.9
(Loss) Income from operations as a % of revenues	(41.6)%	23.4%
Industrial segment revenues were $109.0 million for three months ended June 30, 2022 and $127.9 million for the three months ended June 30, 2021, representing a decrease of $18.9 million. The decrease is primarily driven by project execution timing of $7.2 million and supply chain issues and contract delays with an impact of $8.1 million, which includes the impacts from the Russia-Ukraine conflict, and foreign exchange rate fluctuations of $8.1 million, offset by $3.5 million from price increases and $1.0 million increase in other revenues.
Loss from operations, which excludes non-operational costs, was $45.3 million for the three months ended June 30, 2022 and Income from operations was $29.9 million for the three months ended June 30, 2021. Loss from operations, which excludes non-operational costs, increased $75.2 million period over period driven primarily by the reduced revenues described above, the goodwill impairment charge of $55.2 million recognized during three months ended June 30, 2022 and higher amortization of $10.8 million related to the Business Combination purchase accounting. Offsetting the increase in the loss from operations was a $1.3 million reduction in R&D program spend.
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

Corporate and other costs were $29.2 million for the three months ended June 30, 2022 and $24.8 million for the three months ended June 30, 2021, which represents an increase of $4.4 million. The increase versus the comparable period was predominantly driven by an increase in stock-based compensation expense of $8.0 million (see Note 13, Stock-Based Compensation to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), an increase of $0.7 million in compensation expense, a $1.9 million increase in facility costs and a $0.8 million increase in professional services mostly due to becoming a public company, offset by a $6.9 million decrease in other costs related to company-wide initiatives including $7.2 million in legal and professional fees related to Business Combination and $1.2 million in operations and information technology integrations, which were offset by the increase of $1.0 million in restructuring costs and $0.5 million in merger and acquisition costs. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 15, Segment Information to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
For the Successor Period Six Months Ended June 30, 2022 and the Predecessor Period Six Months Ended June 30, 2021
The following tables summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Successor	Predecessor
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenues	$339.0	$346.2
Cost of revenues	195.6	204.1
Gross profit	143.4	142.1
Selling, general and administrative expenses	181.9	127.1
Research and development	14.5	19.2
Goodwill impairment	55.2	—
Loss from operations	(108.2)	(4.2)
Interest expense, net	16.3	86.8
Foreign currency loss (gain), net	4.8	(2.9)
Change in fair value of warrant liabilities - (gain)/loss	(39.5)	—
Other expense (income), net	—	(0.7)
Loss before benefit from income taxes	(89.8)	(87.4)
Benefit from income taxes	(11.5)	7.3
Net loss	(78.3)	(94.7)
Loss attributable to noncontrolling interests	(2.0)	(0.1)
Net loss attributable to stockholders	$(76.3)	$(94.6)
Overview
Revenues were $339.0 million for the six months ended June 30, 2022 and $346.2 million for the six months ended June 30, 2021. Our Medical segment contributed $126.9 million and $103.6 million of revenues for the six months ended June 30, 2022 and 2021, respectively. Our Industrial segment contributed $212.1 million and $242.6 million of revenues for the six months ended June 30, 2022 and 2021, respectively. Gross profit was $143.4 million and $142.1 million for the six months ended June 30, 2022 and 2021, respectively, resulting in a $1.3 million increase from the six months ended June 30, 2021.
Net loss was $78.3 million and $94.7 million for the six months ended June 30, 2022 and 2021, respectively. Our Medical segment contributed $3.6 million and $2.7 million losses from operations for the six months ended June 30, 2022 and 2021, respectively. Our Industrial segment was responsible for a $46.7 million loss from operations and $47.7 million income from operations for the six months ended June 30, 2022 and 2021, respectively. The overall decrease in net loss is primarily driven by increased revenues in the Medical segment, a reduction in Interest expense and a $39.5 million gain from Change in fair value of warrant liabilities. Offsetting the increase was reduced revenues in the Industrial segment, a $55.2 million goodwill impairment charge in the Industrial segment, increased amortization and depreciation expense due to the impact of purchase accounting related to the fair values of intangible assets and property, plant, and equipment for the Business Combination, and higher selling, general and administrative costs associated with stock compensation expense and costs associated with becoming a public company.
Revenues
Revenues were $339.0 million for the six months ended June 30, 2022 and $346.2 million for the six months ended June 30, 2021. Revenues decreased $7.2 million from the six months ended June 30, 2021.
Medical segment revenues increased for the six months ended June 30, 2022 compared with the six months ended June 30, 2021 primarily due to the results of acquisitions in the Medical segment (CIRS and other acquisitions), price increases, and organic growth. Also driving the increase was the impact of the deferred revenue fair value adjustment for the SNC acquisition, which reduced revenues for the six months ended June 30, 2021. Offsetting the increase in Medical segment revenues period over period were the impact of supply chain issues, which affected our shipments in the six months ended June 30, 2022 and a negative impact from foreign currency exchange.
Industrial segment revenues decreased primarily due to impacts from the Russia-Ukraine conflict, contract execution timing, supply chain issues, and foreign exchange rate fluctuations, offset by price increases.
Cost of revenues
Cost of revenues was $195.6 million for the six months ended June 30, 2022 and $204.1 million for the six months ended June 30, 2021. Cost of revenues decreased $8.5 million from the six months ended June 30, 2021.
Cost of revenues related to the Medical segment increased $5.6 million period over period due to an increase in manufacturing supplies, materials, and overhead costs in conjunction with an increase in operations and revenues over the same period. Cost of revenues related to acquisitions made in 2021 (CIRS) resulted in an incremental cost of revenues for the six months ended June 30, 2022. In addition, cost of revenues for the six months ended June 30, 2022 includes purchase accounting related to the fair value of inventory from the Business Combination and increased amortization and depreciation expenses resulting from increased intangible assets and increased fair values of property, plant, and equipment, respectively, from the Business Combination. Finally, cost of revenues for the six months ended June 30, 2021 includes costs from purchase accounting related to the fair value of inventory from previous acquisitions that no longer impact the six months ended June 30, 2022.
Cost of revenues related to the Industrial segment decreased $15.5 million period over period. The decrease was primarily driven by a decrease in manufacturing supplies, materials, and overhead costs due to delays in contract execution related to the overall revenue decrease in the Industrial segment. Offsetting the decrease in Cost of revenues were the increased amortization and depreciation expenses from the Business Combination.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $181.9 million for the six months ended June 30, 2022 and $127.1 million for the six months ended June 30, 2021, resulting in an increase of $54.8 million.
Our Medical segment incurred higher SG&A expenses of $17.3 million for the six months ended June 30, 2022. The increase was primarily due to the impact of the CIRS acquisition in the Medical segment and increased amortization expense resulting from intangible assets acquired in the Business Combination. Additionally, the Medical segment incurred incremental SG&A expenses related to stock awards issued under the 2021 Omnibus Incentive Plan (see Note 13, Stock-Based Compensation to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Our Industrial segment incurred higher SG&A expenses of $16.8 million for the six months ended June 30, 2022. The increase was primarily driven by the increased amortization expense resulting from intangible assets acquired in the Business Combination and an incremental stock compensation expenses under the 2021 Omnibus Incentive Plan (see Note 13, Stock-Based Compensation to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Corporate SG&A expenses were $55.1 million for the six months ended June 30, 2022 and $34.4 million for the six months ended June 30, 2021. The higher SG&A expenses of $20.7 million were driven by an increase in stock-based compensation expense under the 2021 Omnibus Incentive Plan (see Note 13, Stock-Based Compensation, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), an increase in compensation expense, facility costs, and professional services mostly due to becoming a public company, offset by the decrease in other costs related to company-wide initiatives (a reduction in legal and professional fees related to the Business Combination, in operations and information technology integrations, and in merger and acquisition costs, offset by the increase in restructuring costs).
Research and development
Research and development (“R&D”) expenses were $14.5 million for the six months ended June 30, 2022 and $19.2 million for the three months ended June 30, 2021, resulting in a decrease of $4.7 million. The decrease in R&D expense was primarily a result of a reduction in R&D program spend at Corporate and in the Industrial segment and a reorganization of personnel to non-R&D departments in the Medical segment for the six months ended June 30, 2022.
Goodwill impairment
Goodwill impairment charges were $55.2 million for the six months ended June 30, 2022. The Company concluded that a triggering event had occurred in the RMS reporting unit of the Industrial segment as a result of the Russia-Ukraine conflict. Based on the quantitative test for the RMS reporting unit, the Company determined that the carrying value exceeded the fair value. As such, the Industrial segment recognized its best estimate of a non-cash impairment loss (see Note 7, Goodwill and intangible assets, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
(Loss) income from operations
Loss from operations were $108.2 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively, which resulted in an increased loss of $104.0 million. On a segment basis, loss from operations in the Medical segment for the six months ended June 30, 2022 and 2021 was $3.6 million and $2.7 million, respectively, representing a decrease of $0.9 million which includes $13.3 million and $8.0 million, respectively, in purchase accounting impacts described in revenues, cost of revenues, and SG&A above. Loss from operations in the Industrial segment for the six months ended June 30, 2022 was $46.7 million and income from operations for the six months ended June 30, 2021 was $47.7 million, representing a decrease of $94.4 million which includes $28.2 million in purchase accounting impacts described in cost of revenues and SG&A above, and the $55.2 million goodwill impairment charge. Corporate expenses were $57.9 million and $49.2 million for the six months ended June 30, 2022 and 2021, respectively, representing a decrease in income from operations of $8.7 million. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $16.3 million for the six months ended June 30, 2022 and $86.8 million for the six months ended June 30, 2021. $64.9 million of the decrease is a non-cash decrease in interest related to the Shareholder Notes which were paid in full in connection with the closing of the Business Combination. $5.6 million is a decrease in interest due to lower interest rates associated with 2021 Credit Agreement compared to 2019 Credit Facility which was paid in full in connection with the closing of the Business Combination. For more information, see Note 8, Borrowings, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency loss, net
We recorded a loss of $4.8 million for the six months ended June 30, 2022 and a gain of $2.9 million for the six months ended June 30, 2021 from foreign currency exchange. The change in net foreign currency losses is due to depreciation in European and Canadian local currencies in relation to the U.S. dollar and its impact on the Company's foreign revenues.
Change in fair value of warrant liabilities

We recognized an unrealized gain of $39.5 million resulting from a decrease in the fair value of the Public Warrant and Private Placement Warrant liabilities during the six months ended June 30, 2022. See Note 16, Fair Value Measurements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
Income tax benefit was $11.5 million for the six months ended June 30, 2022 and provision for income taxes was $7.3 million for the six months ended June 30, 2021. Income tax benefit in the six months ended June 30, 2022 differed from income tax provision in the six months ended June 30, 2021, primarily due to the mix of earnings, certain adjustments for the Successor Period as a result of the Business Combination, and valuation allowances in the Predecessor Period.
Business segments
The following provides detail for business segment results for the six months ended June 30, 2022 and 2021. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, shared overhead and other costs related to restructuring activities and costs to achieve operational initiatives, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 15, Segment Information, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Medical

	Unaudited
	Successor	Predecessor
(In millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenues	$126.9	$103.6
Loss from operations	$(3.6)	$(2.7)
Loss from operations as a % of revenues	(2.8)%	(2.6)%

Medical segment revenues were $126.9 million for the six months ended June 30, 2022 and $103.6 million for the six months ended June 30, 2021, which is an increase of $23.3 million. Revenues increased primarily due to the impact of acquisitions contributing $8.0 million (of which $6.8 million by CIRS and $2.0 million by other acquisitions), the impact of prior year purchase accounting adjustment related to the SNC acquisition which resulted in a revenue reduction of $8.0 million, and an increased revenue of $10.7 million due to price increases and organic growth. Offsetting the increase in the Medical segment revenues period over period were a reduction in revenues due to the supply chain issue by $2.3 million and a negative foreign currency exchange impact by approximately $1.1 million.
Loss from operations, which excludes non-operational costs, was $3.6 million and $2.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively, representing an increase in loss from operations of $0.9 million. The increase in loss from operations period over period was largely due to an increase in amortization and depreciation expenses of $13.3 million resulting from increased intangible assets and increased fair values of property, plant, and equipment, respectively, from the Business Combination, costs related to CIRS business ($7.4 million), and stock compensation expenses of $0.3 million. Offsetting the increase in loss from operations was the increase in revenues described above.
Industrial

	Unaudited
	Successor	Predecessor
(In millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenues	$212.1	$242.6
(Loss) Income from operations	$(46.7)	$47.7
(Loss) Income from operations as a % of revenues	(22.0)%	19.7%

Industrial segment revenues were $212.1 million for six months ended June 30, 2022 and $242.6 million for the six months ended June 30, 2021, representing a decrease of $30.5 million. The decrease is primarily driven by delays caused by project execution timing of $14.8 million, supply chain issues and associated contract delays with an impact of $10.1 million, which includes the impacts from the Russia-Ukraine conflict, and foreign exchange rate fluctuations of $12.6 million, offset by $4.6 million price increases and $1.1 million increase in other revenues.
Loss from operations, which excludes non-operational costs, was $46.7 million for the six months ended June 30, 2022 and Income from operations was $47.7 million for the six months ended June 30, 2021. Loss from operations, which excludes non-operational costs, increased $94.4 million period over period driven primarily by the decrease in revenues described above, the goodwill impairment charge of $55.2 million recognized during six months ended June 30, 2022, higher cost of revenues including $5.4 million of inventory step-up and higher amortization of $22.0 million, both related to the Business Combination purchase accounting.
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

Corporate and other costs were $57.9 million for the six months ended June 30, 2022 and $49.2 million for the six months ended June 30, 2021, which represents an increase of $8.7 million. The increase versus the comparable period was predominantly driven by an increase in stock-based compensation expense of $15.6 million (see Note 13, Stock-Based Compensation, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and an increase of $1.6 million in compensation expense, a $3.3 million increase in facility costs and a $2.1 million increase in professional services mostly due to becoming a public company, offset by a $13.6 million decrease in other costs related to company-wide initiatives ($10.0 million in legal and professional fees related to Business Combination, $3.1 million in operations and information technology integrations, $1.1 million in merger and acquisition costs, $0.1 million in expenses related to debt financing, offset by an increase of $0.7 million in restructuring costs). For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 15, Segment Information, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Quarterly Results of Operations
The following table sets forth selected unaudited quarterly financial data for the current Successor quarter, our last seven completed fiscal quarters (Predecessor) and for the transition periods from July 1, 2021 through October 19, 2021 (Predecessor Stub Period) and from October 20, 2021 through December 31, 2021 (Successor). The information for each of these periods reflects all adjustments that are of a normal, recurring nature and that we consider necessary for a fair presentation of our operating results for such periods. The results of operations presented should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this document and are not necessarily indicative of our operating results for any future period. Revenues for certain quarters/periods are impacted by the capital spending patterns of government customers, which are influenced by budgetary considerations and driven by timing of fiscal year-ends.

	Successor			Predecessor
(In millions)	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Revenues	$175.8	$163.2	$154.1	$168.0	$144.3	$180.0	$166.2	$150.8	$114.6
Adjusted revenues(1)(2)	$175.8	$163.2	$156.4	$172.5	$148.0	$183.7	$170.5	$150.8	$114.6
Net loss	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(54.0)	$(40.7)	$(23.4)	$(40.4)
Adjusted net income (loss)(1)(3)	$24.4	$17.5	$25.6	$(33.9)	$(20.1)	$(23.4)	$(10.1)	$(0.4)	$(20.9)
Net loss per common share attributable to Mirion Technologies, Inc. (Successor)	$(0.32)	$0.10	$(0.12)	N/A	N/A	N/A	N/A	N/A	N/A
Adjusted EPS(1)(4)	$0.13	$0.10	$0.14	N/A	N/A	N/A	N/A	N/A	N/A
EBITA(1)(5)	$(20.8)	$23.6	$8.4	$(38.8)	$8.5	$22.7	$13.8	$16.4	$8.8
EBITDA(1)(5)	$(13.5)	$29.8	$13.7	$(32.6)	$13.6	$29.5	$18.8	$21.0	$13.1
Adjusted EBITDA(1)(5)	$42.6	$34.9	$44.5	$31.2	$30.9	$49.9	$39.8	$38.3	$24.1
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
Adjusted net (loss) income is defined as U.S. GAAP net income adjusted for foreign currency gains and losses, amortization of acquired intangible assets, the impact of purchase accounting on the recognition of deferred revenue, changes in the fair value of warrants, impact of goodwill impairment, certain non-operating expenses (certain purchase accounting impacts related to revenues and inventory, restructuring and costs to achieve operational synergies, merger and acquisition expenses and IT project implementation expenses), and income tax impacts of these adjustments. Adjusted EPS is defined as adjusted net (loss) income divided by weighted average common shares outstanding — basic and diluted.
EBITA is defined as income before net interest expenses (including loss on debt extinguishment), income tax (benefit) provision, and amortization. EBITDA is defined as income before net interest expense (including loss on debt extinguishment), income tax (benefit) provision, and depreciation (including finance lease amortization) and amortization. EBITA and EBITDA are not terms defined under U.S. GAAP and do not purport to be alternatives to net income as measures of operating performance or to cash flows from operating activities as measures of liquidity. Additionally, EBITA and EBITDA are not intended to be measures of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.
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
(2)The following table reconciles Adjusted revenues to the most directly comparable U.S. GAAP financial performance measure, which is revenues:

	Successor			Predecessor
(In millions)	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Revenues	$175.8	$163.2	$154.1	$168.0	$144.3	$180.0	$166.2	$150.8	$114.6
Revenue reduction from purchase accounting	—	—	2.3	4.5	3.7	3.7	4.3	—	—
Adjusted revenues	$175.8	$163.2	$156.4	$172.5	$148.0	$183.7	$170.5	$150.8	$114.6

(3)The following table reconciles Adjusted net income (loss) to the most directly comparable U.S. GAAP financial performance measure, which is net loss:

	Successor			Predecessor
(In millions)	Three Months Ended June 30, 2022	Three Months Ended March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net loss	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(54.0)	$(40.7)	$(23.4)	$(40.4)
Revenue reduction from purchase accounting	—	—	2.3	4.5	3.7	3.7	4.3	—	—
Cost of revenues impact from inventory valuation purchase accounting	—	6.3	15.8	—	—	—	4.7	0.5	—
Foreign currency loss (gain), net	3.3	1.5	1.6	(0.6)	(1.4)	1.1	(4.0)	8.2	8.1
Amortization of acquired intangibles	37.5	38.8	32.0	19.7	16.1	18.6	18.6	13.5	12.2
Stock/share-based compensation	8.5	7.8	5.3	9.3	—	—	(0.1)	0.1	—
Change in fair value of warrant liabilities	(19.6)	(19.9)	(1.2)	—	—	—	—	—	—
Goodwill impairment	55.2	—	—	—	—	—	—	—	—
Debt extinguishment	—	—	—	15.9	—	—	—	—	—
Non-operating expenses	8.7	9.4	7.0	34.7	15.0	15.6	16.1	8.5	2.9
Tax impact of adjustments above	(9.9)	(7.4)	(14.2)	(11.7)	(6.8)	(8.4)	(9.0)	(7.8)	(3.7)
Adjusted net income (loss)	$24.4	$17.5	$25.6	$(33.9)	$(20.1)	$(23.4)	$(10.1)	$(0.4)	$(20.9)
Weighted average common shares outstanding — basic and diluted	180.992	180.992	180.773	N/A	N/A	N/A	N/A	N/A	N/A
Adjusted EPS	$0.13	$0.10	$0.14	N/A	N/A	N/A	N/A	N/A	N/A

(4)The following table reconciles Adjusted EPS to the most directly comparable U.S. GAAP financial performance measure, which is Net loss per common share attributable to Mirion Technologies, Inc. (Successor):

	Successor*
(Amounts per share, except for outstanding shares in millions)	Three Months Ended June 30, 2022	Three Months Ended March 31, 2022	From October 20, 2021 through December 31, 2021
Net loss per common share attributable to Mirion Technologies, Inc. (Successor)	$(0.32)	$(0.10)	$(0.12)
Loss attributable to noncontrolling interests	(0.01)	(0.01)	(0.01)
Revenue reduction from purchase accounting	—	—	0.01
Cost of revenues impact from inventory valuation purchase accounting	—	0.04	0.09
Foreign currency loss (gain), net	0.02	0.01	0.01
Amortization of acquired intangibles	0.21	0.22	0.18
Stock-based compensation	0.05	0.04	0.03
Change in fair value of warrant liabilities	(0.11)	(0.11)	(0.01)
Goodwill impairment	0.30	0.00	0.00
Non-operating expenses	0.05	0.05	0.04
Tax impact of adjustments above	(0.06)	(0.04)	(0.08)
Adjusted EPS	$0.13	$0.10	$0.14

Weighted average common shares outstanding — basic and diluted	180.992	180.774	180.773
Dilutive Potential Common Shares - RSU's	0.031	—	0.003
Adjusted weighted average common shares — diluted	181.023	180.774	180.776
* Note that Predecessor quarters have not been presented as Adjusted EPS is not meaningful for periods prior to the Business Combination due to the change in the capital structure.

(5)The following table reconciles EBITA, EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net loss:

	Successor			Predecessor
(In millions)	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net loss	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(54.0)	$(40.7)	$(23.4)	$(40.4)
Interest expense, net	8.4	7.9	6.2	52.8	43.8	43.7	43.0	38.5	38.0
Income tax (benefit) provision	(7.4)	(4.1)	(6.8)	(5.6)	(4.7)	14.4	(7.1)	(12.2)	(1.0)
Amortization	37.5	38.8	32.0	19.7	16.1	18.5	18.6	13.5	12.2
EBITA	$(20.8)	$23.6	$8.4	$(38.8)	$8.5	$22.6	$13.8	$16.4	$8.8
Depreciation	7.3	6.2	5.3	6.2	5.1	6.9	5.0	4.6	4.3
EBITDA	$(13.5)	$29.8	$13.7	$(32.6)	$13.6	$29.5	$18.8	$21.0	$13.1
Stock compensation expense	8.5	7.8	5.3	9.3	—	—	(0.1)	0.1	—
Change in fair value of warrant liabilities	(19.6)	(19.9)	(1.2)	—	—	—	—	—	—
Goodwill impairment	55.2	—	—	—	—	—	—	—	—
Debt extinguishment	—	—	—	15.9	—	—	—	—	—
Foreign currency loss (gain), net	3.3	1.5	1.6	(0.6)	(1.4)	1.1	(4.0)	8.2	8.1
Revenue reduction from purchase accounting	—	—	2.3	4.5	3.7	3.7	4.3	—	—
Cost of revenues impact from inventory valuation purchase accounting	—	6.3	15.8	—	—	—	4.7	0.5	—
Non-operating expenses	8.7	9.4	7.0	34.7	15.0	15.6	16.1	8.5	2.9
Adjusted EBITDA	$42.6	$34.9	$44.5	$31.2	$30.9	$49.9	$39.8	$38.3	$24.1
Liquidity and Capital Resources
Overview of Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments, and debt service.
Mirion management believes that net cash provided by operating activities, augmented by long-term debt arrangements, will provide adequate liquidity for the next 12 months of independent operations, as well as the resources necessary to invest for growth in existing businesses and manage its capital structure on a short- and long-term basis. Access to capital and availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. There can be no assurance of continued access to financing from the capital markets on acceptable terms or at all.
At June 30, 2022 and December 31, 2021 we had $90.6 million and $84.0 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $68.0 million and $69.5 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for non-

U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $90.0 million of revolving borrowings.
There is a discussion in Note 8, Borrowings, of the condensed consolidated financial statements included elsewhere in this Form 10-Q of the long-term debt arrangements issued by Mirion. For more information on our lease commitments, See Note 9, Leased Assets, of the condensed consolidated financial statements and for other commitments and contingencies, see Note 10, Commitments and Contingencies of the condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.
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
The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on LIBOR (with customary fallback provisions described below) for borrowings in U.S. dollars, a floating rate formula based on EURIBOR for borrowings in Euro or a floating rate formula based on SONIA for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing. The 2021 Credit Agreement includes fallback language that seeks to either facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based on the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon triggering events. On July 1, 2022, the interest rate under the 2021 Credit Agreement increased by approximately 240 basis points to 5.65%, compared with a rate of 3.25% as of June 30, 2022, due to the recent increases in LIBOR and will remain at this rate for the remainder of 2022.
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

Cash flows
Six months ended June 30, 2022 (Successor) compared to six months ended June 30, 2021 (Predecessor)

	Unaudited
	Successor	Predecessor
(In millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net cash provided by operating activities	$28.0	$33.7
Net cash used in investing activities	$(14.5)	$(28.9)
Net cash used in financing activities	$(2.4)	$(9.9)
Non-GAAP:

	Unaudited
	Successor	Predecessor
(In millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net cash provided by operating activities	$28.0	$33.7
Purchases of property, plant, and equipment and badges	(15.3)	(13.9)
Free cash flow(1)	$12.7	$19.8
Cash used for non-operating expenses	10.6	21.2
Adjusted free cash flow(1)	$23.3	$41.0
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
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $28.0 million for the six months ended June 30, 2022 (Successor) and $33.7 million for the six months ended June 30, 2021 (Predecessor), representing a decrease of $5.7 million.
The decrease is partially due to our net loss, adjusted for non-cash items, declining by $2.6 million. Net loss decreased by $16.4 million. Non-cash add-backs to net income included a decrease of accrual of in-kind interest on notes payable to related parties by $64.0 million, a decline in the fair value of warrant liabilities by $39.5 million, and a decline in deferred income taxes by $26.6 million, partially offset by a $55.2 million increase in goodwill impairment, an increase in depreciation and amortization by $40.8 million, and a $16.5 million increase in stock compensation expense. Cash from working capital decreased by $3.1 million period over period. Within working capital, accounts payable decreased by $6.0 million, costs in excess of billings decreased by $11.7 million, inventories decreased by $20.8 million, and other liabilities decreased by $6.6 million, partially offset by accounts receivable increased by $37.3 million as a result of higher billings.

Net Cash Used in Investing Activities
Net cash used in investing activities was $14.5 million for the six months ended June 30, 2022 (Successor) and $28.9 million for the six months ended June 30, 2021 (Predecessor). The difference is driven primarily by the payment of deferred consideration of $15.0 million related to the SNC acquisition during the six months ended June 30, 2021. Additionally, cash provided from the sale of property, plant and equipment of $0.8 million offset by $1.4 million increase of purchases of property, plant, and equipment and badges in the six months ended June 30, 2022.
Net Cash Used in Financing Activities
Net cash used in financing activities was $2.4 million during the six months ended June 30, 2022 (Successor) and $9.9 million during the six months ended June 30, 2021 (Predecessor). The decrease of $7.8 million primarily relates to a decline in principal repayments due to a change in debt structure.
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
During the three months ended June 30, 2022, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.
Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the periods ended June 30, 2022 and December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the ordinary course of business. For information regarding legal proceedings and other claims in which we are involved, see “Note 10. Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The disposition of any such currently pending or threatened matters is not expected to have a material effect on our business, results of operations or financial condition. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our business, results of operations and financial condition could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 as further updated and supplemented below, which could materially affect our business, results of operations, and financial condition. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.

The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition.

We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. Uncertain geopolitical conditions, the invasion of Ukraine, sanctions and other potential impacts on this region’s economic environment and currencies has caused demand for our products and services to fluctuate or customer projects to be delayed, impacted our ability to supply or source products from this geographic region and restricted certain customers’ ability to satisfy obligations to us, and we may experience further impacts as the conflict continues. On May 2, 2022, one of the Company's customers announced that it had terminated a contract with a Russia state-owned entity to build a nuclear power plant in Finland, which termination had an impact on our goodwill and our backlog (see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Russia and Ukraine and Note 7, Goodwill and Intangible Assets, to the condensed consolidated financial statements, each included elsewhere in this Quarterly Report on Form 10-Q). In addition, we have experienced and may continue to experience delays in revenue recognition due to export controls and other sanctions instituted to date. Additional contracts or projects may be subject to delays or terminations as the situation evolves. In addition, while none of these customers have asked for advanced payment refunds, they could seek to recover these payments depending on future developments. The Russian-Ukraine conflict may also escalate or expand in scope and the broader consequences of this conflict cannot be predicted, nor can we predict the conflict's ultimate impact on the global economy or our business, results of operations, and financial condition. The Russia-Ukraine conflict has heightened other risks disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyber-attacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects, each of which could materially adversely affect our business, results of operations, and financial condition.

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
ITEM 6. EXHIBITS
1. Financial Statements

See Index to Consolidated Financial Statements appearing in Item 1 “Financial Statements and Supplementary Data” of this Annual Report.

2. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.1*	Form of Performance-Based Restricted Stock Unit Award under the 2021 Omnibus Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” or purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	July 29, 2022

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	July 29, 2022

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	July 29, 2022