Form 10-Q
period 2022-09-30
Mirion Technologies, Inc.
filed 2022-11-03
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 28, 2022, there were 200,113,340 shares of Class A common stock, $0.0001 par value per share, and 8,040,540 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our public communications and SEC filings may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, the Russian invasion of Ukraine, macroeconomic trends, and our competitive positioning are forward-looking statements. This includes, without limitation, statements under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position and operating performance, capital structure, indebtedness, business strategy and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies, goodwill impairment, backlog, market trends and macroeconomic conditions, including supply chain challenges, the Russia-Ukraine conflict and relations between the United States and China, our competitive positioning, foreign exchange, interest rate and inflation expectations, any future mergers and acquisitions, including integration of previously completed mergers and acquisitions, and our future share capitalization. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•changes in domestic and foreign business, market, economic, financial, political and legal conditions, including the Russia-Ukraine conflict and the relationship between the United States and China;
•risks related to the public's perception of nuclear radiation and nuclear technologies;
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
•our ability to issue debt, equity or equity-linked securities in the future;
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
•risks related to our exposure to fluctuations in foreign currency exchange rates, interest rates and inflation, including the impact on our debt service costs;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	Successor
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$58.4	$84.0
Restricted cash	0.5	0.6
Accounts receivable, net of allowance for doubtful accounts	133.2	157.4
Costs in excess of billings on uncompleted contracts	67.8	56.3
Inventories	143.1	123.6
Prepaid expenses and other current assets	35.0	31.5
Total current assets	438.0	453.4
Property, plant, and equipment, net	120.5	124.0
Operating lease right-of-use assets	41.8	45.7
Goodwill	1,551.0	1,662.6
Intangible assets, net	668.5	806.9
Restricted cash	0.9	0.7
Other assets	14.6	24.7
Total assets	$2,835.3	$3,118.0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$60.9	$59.4
Deferred contract revenue	72.5	73.0
Notes payable to third-parties, current	5.2	3.9
Operating lease liability, current	8.6	9.3
Accrued expenses and other current liabilities	74.1	75.4
Total current liabilities	221.3	221.0
Notes payable to third-parties, non-current	802.8	806.8
Warrant liabilities	40.6	68.1
Operating lease liability, non-current	36.4	40.6
Deferred income taxes, non-current	120.7	161.0
Other liabilities	38.5	36.5
Total liabilities	1,260.3	1,334.0
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 200,102,086 shares issued and outstanding at September 30, 2022; 199,523,292 shares issued and outstanding at December 31, 2021	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 8,040,540 issued and outstanding at September 30, 2022 and 8,560,540 issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	1,875.4	1,845.5
Accumulated deficit	(255.0)	(131.6)
Accumulated other comprehensive loss	(119.0)	(20.7)
Mirion Technologies, Inc. (Successor) stockholders’ equity	1,501.4	1,693.2
Noncontrolling interests	73.6	90.8
Total stockholders’ equity	1,575.0	1,784.0
Total liabilities and stockholders’ equity	$2,835.3	$3,118.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenues:
Product	$117.1	$107.3	$364.4	$374.9
Service	43.8	37.0	135.5	115.6
Total revenues	160.9	144.3	499.9	490.5
Cost of revenues:
Product	67.1	64.5	215.6	231.0
Service	24.0	17.9	71.2	55.5
Total cost of revenues	91.1	82.4	286.8	286.5
Gross profit	69.8	61.9	213.1	204.0
Operating expenses:
Selling, general and administrative	89.4	62.3	271.3	189.4
Research and development	8.0	8.5	22.5	27.7
Goodwill impairment	—	—	55.2	—
Total operating expenses	97.4	70.8	349.0	217.1
Loss from operations	(27.6)	(8.9)	(135.9)	(13.1)
Other expense (income):
Third party interest expense	13.1	10.8	29.4	32.7
Related party interest expense (Note 8)	—	33.0	—	97.8
Foreign currency loss (gain), net	3.1	(1.4)	7.9	(4.3)
Increase (decrease) in fair value of warrant liabilities	12.0	—	(27.5)	—
Other expense (income), net	(0.4)	0.1	(0.5)	(0.6)
Loss before income taxes	(55.4)	(51.4)	(145.2)	(138.7)
(Benefit from) provision for income taxes	(5.0)	(4.7)	(16.5)	2.6
Net loss	(50.4)	(46.7)	(128.7)	(141.3)
Loss attributable to noncontrolling interests	(3.3)	—	(5.3)	—
Net loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders	$(47.1)	$(46.7)	$(123.4)	$(141.3)

Net loss per common share attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders — basic and diluted	$(0.26)	$(7.01)	$(0.68)	$(21.33)
Weighted average common shares outstanding — basic and diluted	181.333	6.665	181.058	6.623
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In millions)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(50.4)	$(46.7)	$(128.7)	$(141.3)
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax	(41.9)	(11.1)	(103.3)	(23.1)
Unrecognized actuarial gain and prior service benefit, net of tax	—	0.7	0.1	1.4
Other comprehensive loss, net of tax	(41.9)	(10.4)	(103.2)	(21.7)
Comprehensive loss	(92.3)	(57.1)	(231.9)	(163.0)
Less: Comprehensive loss attributable to noncontrolling interest	(4.9)	—	(10.2)	—
Comprehensive loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders	$(87.4)	$(57.1)	$(221.7)	$(163.0)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(In millions, except share amounts)

Predecessor	A Ordinary Shares	A Ordinary Amount	B Ordinary Shares	B Ordinary Amount	Additional Paid-In Capital	Receivable from Employees for purchase of Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
Balance December 31, 2020	1,483,795	$—	5,353,970	$0.1	$9.6	$(2.4)	$(793.4)	$50.5	$2.2	$(733.4)
Share-based compensation expense	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Receivable from employees	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Net loss	—	—	—	—	—	—	(40.7)	—	—	(40.7)
Other comprehensive loss	—	—	—	—	—	—	—	(17.9)	—	(17.9)
Balance March 31, 2021	1,483,795	$—	5,353,970	$0.1	$9.5	$(2.5)	$(834.1)	$32.6	$2.2	$(792.2)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—
Receivable from employees	—	—	—	—	—	0.1	—	—	—	0.1
Net loss	—	—	—	—	—	—	(53.9)	—	(0.1)	(54.0)
Other comprehensive loss	—	—	—	—	—	—	—	6.6	—	6.6
Balance June 30, 2021	1,483,795	$—	5,353,970	$0.1	$9.5	$(2.4)	$(888.0)	$39.2	$2.1	$(839.5)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—
Impairment loss on lease adoption	—	—	—	—	—	—	(2.9)	—	—	(2.9)
Receivable from employees	—	—	—	—	—	0.5	—	—	—	0.5
Net loss	—	—	—	—	—	—	(46.7)	—	—	(46.7)
Other comprehensive loss	—	—	—	—	—	—	—	(10.4)	—	(10.4)
Balance September 30, 2021	1,483,795	$—	5,353,970	$0.1	$9.5	$(1.9)	$(937.6)	$28.8	$2.1	$(899.0)

Successor	Class A Common Stock	Class A Common Stock Amount	Class B Common Stock	Class B Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
Balance December 31, 2021	199,523,292	$—	8,560,540	$—	$1,845.5	$(131.6)	$(20.7)	$90.8	$1,784.0
Stock-based compensation expense	—	—	—	—	7.8	—	—	—	7.8
Warrant exercises	100	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	—	—	—	—	0.1	—	—	—	0.1
Net loss	—	—	—	—	—	(17.7)	—	(1.3)	(19.0)
Other comprehensive loss	—	—	—	—	—	—	(14.2)	(1.5)	(15.7)
Balance March 31, 2022	199,523,392	$—	8,560,540	$—	$1,853.4	$(149.3)	$(34.9)	$88.0	$1,757.2
Stock-based compensation expense	—	—		—	8.4	—	—	—	8.4
Stock issued for vested restricted stock units	21,414	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	9,840	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B shares of common stock to class A	500,000	—	(500,000)	—	4.9	—	—	(4.9)	—
Purchase accounting adjustments to fair value of noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Net loss	—	—	—	—	—	(58.6)	—	(0.7)	(59.3)
Other comprehensive loss	—	—	—	—	—	—	(43.8)	(1.8)	(45.6)
Balance June 30, 2022	200,054,646	$—	8,060,540	$—	$1,866.8	$(207.9)	$(78.7)	$78.7	$1,658.9
Stock-based compensation expense	—	—		—	8.3	—	—	—	8.3
Stock issued for vested restricted stock units	13,488	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	13,952	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	20,000	—	(20,000)	—	0.2	—	—	(0.2)	—
Net loss	—	—	—	—	—	(47.1)	—	(3.3)	(50.4)
Other comprehensive loss	—	—	—	—	—	—	(40.3)	(1.6)	(41.9)
Balance September 30, 2022	200,102,086	$—	8,040,540	$—	$1,875.4	$(255.0)	$(119.0)	$73.6	$1,575.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(128.7)	$(141.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrual of in-kind interest on notes payable to related parties	—	96.8
Depreciation and amortization expense	132.4	70.1
Stock-based compensation expense	24.8	(0.1)
Amortization of debt issuance costs	2.7	2.7
Provision for doubtful accounts	(0.2)	1.7
Inventory obsolescence write down	0.8	0.5
Change in deferred income taxes	(32.3)	1.9
Loss on disposal of property, plant and equipment	0.3	—
Loss (gain) on foreign currency transactions	7.9	(4.3)
Decrease in fair values of warrant liabilities	(27.5)	—
Amortization of deferred revenue step-down	—	11.7
Amortization of inventory step-up	6.3	4.7
Goodwill impairment	55.2	—
Other	0.1	3.4
Changes in operating assets and liabilities:
Accounts receivable	20.0	2.4
Costs in excess of billings on uncompleted contracts	(17.4)	(9.8)
Inventories	(35.9)	(2.3)
Prepaid expenses and other current assets	(6.2)	(5.2)
Accounts payable	(1.9)	7.2
Accrued expenses and other current liabilities	2.3	(6.3)
Deferred contract revenue	2.8	5.1
Other assets	8.2	(2.2)
Other liabilities	0.5	8.1
Net cash provided by operating activities	14.2	44.8
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash and cash equivalents acquired	(6.6)	(15.9)
Purchases of property, plant, and equipment and badges	(22.7)	(22.7)
Sales of property, plant, and equipment	0.8	—
Net cash used in investing activities	(28.5)	(38.6)
FINANCING ACTIVITIES:
Borrowings from notes payable to third-parties, net of discount and issuance costs	—	1.9
Principal repayments	(4.6)	(12.2)
Other financing	(0.4)	—
Net cash used in financing activities	(5.0)	(10.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6.2)	(2.7)
Net decrease in cash, cash equivalents, and restricted cash	(25.5)	(6.8)
Cash, cash equivalents, and restricted cash at beginning of period	85.3	108.7
Cash, cash equivalents, and restricted cash at end of period	$59.8	$101.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Mirion Technologies, Inc. (“Mirion,” the “Company,” "Successor," "we," "our," or "us" and formerly GS Acquisition Holdings Corp II ("GSAH")) is a global provider of radiation detection, measurement, analysis, and monitoring products and services to the medical, nuclear, and defense end markets. We provide products and services through our two operating and reportable segments; (i) Medical and (ii) Industrial. The Medical segment provides radiation oncology quality assurance, delivering patient safety solutions for diagnostic imaging and radiation therapy centers around the world, dosimetry solutions for monitoring the total amount of radiation medical staff members are exposed to over time, radiation therapy quality assurance solutions for calibrating and verifying imaging and treatment accuracy, and radionuclide therapy products for nuclear medicine applications such as shielding, product handling, medical imaging furniture, and rehabilitation products. The Industrial segment provides robust, field ready personal radiation detection and identification equipment for defense applications and radiation detection and analysis tools for power plants, labs, and research applications. Nuclear power plant product offerings are used for the full nuclear power plant lifecycle including core detectors and essential measurement devices for new build, maintenance, decontamination and decommission equipment for monitoring and control during fuel dismantling and remote environmental monitoring.

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

Segments

The Company manages its operations through two operating and reportable segments: Medical and Industrial. These segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 15, Segment Information, for further detail.
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
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies described in Note 1 to the audited Consolidated Financial Statements on Form 10-K for the period ended December 31, 2021.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $4.9 million and $5.4 million as of September 30, 2022 and December 31, 2021, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.

The components of prepaid expenses and other current assets consist of the following (in millions):

	Successor
	September 30, 2022	December 31, 2021
Prepaid insurance	$1.4	$5.3
Short-term marketable securities	4.1	4.9
Income tax receivable and prepaid income taxes	3.6	3.9
Other current assets	25.9	17.4
	$35.0	$31.5
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $2.9 million and $3.1 million at September 30, 2022 and December 31, 2021, respectively, and were included in deferred income taxes and other liabilities on the Condensed Consolidated Balance Sheets. Accretion expense related to these liabilities was not material for any periods presented.
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
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of September 30, 2022 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $726.4 million and $747.5 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the Company expects to recognize approximately 26%, 39%, 17%, and 7% of the remaining performance obligations as revenue during the fiscal years 2022, 2023, 2024 and 2025, respectively, and the remainder thereafter.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 15, Segment Information.
Warrant Liability

As of September 30, 2022, the Company had outstanding warrants to purchase up to 27,249,879 shares of Class A common stock. The Company accounts for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s Condensed Consolidated Statements of Operations. The fair value of the warrants (the "Public Warrants") issued in connection with GSAH's initial public offering has been measured based on the listed market price of such Public Warrants. As the transfer of certain warrants issued in a private placement (the "Private Placement Warrants") to GS Sponsor II LLC, the sponsor of GSAH (the "Sponsor"), to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 16, Fair Value Measurements.
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts.
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of September 30, 2022 and December 31, 2021, no customer accounted for more than 10% of the accounts receivable balance.
Recent Accounting Pronouncements
Accounting Guidance Issued But Not Yet Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In their October 2022 meeting, the FASB voted for an optional 2-year extension of the adoption period through December 31, 2024. The Company intends to extend the adoption, is in the process of managing the transition, and is assessing any financial impact that will be accounted for under this ASU.
2. Business Combinations and Acquisitions

On October 20, 2021, Mirion Technologies, Inc. consummated its previously announced Business Combination pursuant to the Business Combination Agreement. On December 1, 2021, the Company acquired 100% of the equity interest of CIRS.
The Company continually evaluates potential acquisitions that strategically fit with the Company’s existing portfolio. As a result, on August 1, 2022, the Company acquired the Critical Infrastructure ("CI") business of Collins Aerospace (renamed as Secure Integrated Solutions "SIS") via an Asset Purchase Agreement. The Company paid cash of $6.6 million, but due to net working capital (NWC) settlements to be settled in the future, the US GAAP consideration is $5.9 million. The SIS business joined our Industrial segment and specializes in delivering physical and cyber security systems to critical infrastructure based on a command-and-control platform that includes video surveillance, access control, intrusion detection, credential/training management, biometrics, and video analytics. The Company used carrying values as of the closing date of the CI Acquisition to value certain current and non-current assets and liabilities, as we determined that they represented the fair value of those items at such date.

All identifiable intangible assets acquired in the CI Acquisition were assigned to developed technology for accounting purposes.

Transaction costs related to the CI Acquisition were not material for the three and nine months ended September 30, 2022.

All acquisitions are accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed are recorded at fair value. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and growth rates. These assumptions are forward looking and could be affected by future economic and market conditions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The purchases of these acquired businesses resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements, which is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The goodwill is not amortized but some portion may be deductible for income tax purposes. This goodwill recorded includes the following:
• The expected synergies and other benefits that we believe will result from combining the operations of the acquired business with the operations of Mirion;
• Any intangible assets that did not qualify for separate recognition, as well as future, yet unidentified projects and products;
• The value of the existing business as an assembled collection of net assets versus if the Company had acquired all of the net assets separately.

Measurement period adjustments to the previously disclosed preliminary fair value of net assets acquired in the Business Combination and in the CIRS acquisition were recorded in the first three quarters of 2022, resulting in a $2.7 million net increase in goodwill and corresponding $3.8 million net decrease in non-current deferred tax assets and taxes payable, $1.8 million decrease in noncontrolling interest, and $0.7 million decrease in other for the nine months ended September 30, 2022. The estimated fair values of all assets acquired and liabilities assumed in the acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition dates, including but not limited to valuation of tax accounts, property, plant and equipment and intangible assets.
3. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	Successor
	September 30, 2022	December 31, 2021
Costs incurred on contracts (from inception to completion)	$231.3	$199.4
Estimated earnings	137.8	125.5
Contracts in progress	369.1	324.9
Less: billings to date	(319.4)	(281.8)
	$49.7	$43.1

The carrying amounts related to uncompleted construction-type contracts are included in the accompanying Condensed Consolidated Balance Sheets under the following captions (in millions):

	Successor
	September 30, 2022	December 31, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$67.8	$56.3
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	5.2	6.5
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(17.6)	(17.6)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(5.7)	(2.1)
	$49.7	$43.1
(1)Included in other assets within the Condensed Consolidated Balance Sheets.
(2)Included in deferred contract revenue – current within the Condensed Consolidated Balance Sheets.
(3)Included in other liabilities within the Condensed Consolidated Balance Sheets.
For the three and nine months ended September 30, 2022 the Company has recognized revenue of $2.6 million and $8.9 million, respectively, related to the contract liabilities balance as of December 31, 2021.
4. Inventories
The components of inventories consist of the following (in millions):

	Successor
	September 30, 2022	December 31, 2021
Raw materials	$65.5	$56.8
Work in progress	32.9	26.6
Finished goods	44.7	40.2
	$143.1	$123.6
Inventories as of December 31, 2021 include $6.3 million of fair value step-up from purchase accounting which was recognized as cost of revenues as related inventory was sold during the nine months ended September 30, 2022.
5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

		Successor
	Depreciable Lives	September 30, 2022	December 31, 2021
Land, buildings, and leasehold improvements	3-39 years	$44.8	$45.0
Machinery and equipment	5-15 years	30.1	26.7
Badges	3-5 years	31.4	27.9
Furniture, fixtures, computer equipment and other	3-10 years	23.5	16.7
Construction in progress	—	14.5	12.2
		144.3	128.5
Less: accumulated depreciation and amortization		(23.8)	(4.5)
		$120.5	$124.0

Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Depreciation expense in:
Cost of revenues	$4.2	$3.3	$12.8	$11.0
Operating expenses	$3.0	$1.7	$7.6	$5.8

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	Successor
	September 30, 2022	December 31, 2021
Compensation and related benefit costs	$34.5	$34.0
Customer deposits	6.7	8.8
Accrued commissions	0.6	0.9
Accrued warranty costs	5.4	5.9
Non-income taxes payable	6.8	7.5
Pension and other post-retirement obligations	0.3	0.3
Income taxes payable	6.5	3.2
Restructuring	1.7	1.4
Deferred and contingent consideration	1.3	2.0
Other accrued expenses	10.3	11.4
Total	$74.1	$75.4
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
During the nine months ended September 30, 2022, the Company concluded that a triggering event had occurred in the Radiation Monitoring Systems ("RMS") reporting unit of the Industrial segment as a result of the Russia-Ukraine conflict. Goodwill in the Industrial segment was recognized as a result of the Mirion Business Combination in October 2021, at which time approximately $257.2 million of goodwill was attributed to the RMS reporting unit. In May 2022, one of the customers in the RMS reporting unit terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland. The remaining performance obligation related to this contract within our backlog was approximately $67 million, of which approximately 80% was scheduled to be recognized as revenue over the next five years.

Therefore, due to the impact on our planned revenues, the Company conducted a quantitative test for the RMS reporting unit, determining the fair value by estimating the present value of expected future cash flows, discounted by the applicable discount rate of 10.5% (compared to 9% used in determining the initial goodwill from the Business Combination) and assumed a terminal future cash flows growth rate of 3.5%. The Company also compared fair value to peer company multiples which have decreased since the date of the Business Combination. As the carrying value exceeded the fair value, the Company recognized its best estimate of a non-cash impairment loss of $55.2 million during the nine months ended September 30, 2022. The impairment loss was recorded in the caption "Goodwill impairment" in our Condensed Consolidated Statements of Operations. After the impairment loss and the impact of translation, $165.1 million of goodwill remained associated with the RMS reporting unit as of September 30, 2022.
No goodwill impairment was recognized for the three months ended September 30, 2022 and the three and nine months ended September 30, 2021, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of September 30, 2022 and December 31, 2021 (in millions):

Successor
	Medical	Industrial	Consolidated
Balance—December 31, 2021	$712.5	$950.1	$1,662.6
CI acquisition		4.9	4.9
Goodwill impairment	—	(55.2)	(55.2)
Business Combination and other acquisitions - measurement period adjustments	(1.9)	4.6	2.7
Translation adjustment	—	(64.0)	(64.0)
Balance—September 30, 2022	$710.6	$840.4	$1,551.0
A portion of goodwill is deductible for income tax purposes.
No triggering events for interim goodwill impairment testing occurred in the third quarter of 2022. However, the Company will continue to monitor macroeconomic conditions, including impacts to interest and Euro foreign exchange rates, which continue to be volatile. While the Company believes the long-term outlooks of the Company's end markets remain strong, continued future declines in macroeconomic conditions could result in a goodwill impairment in one or more of our reporting units. Our required annual goodwill impairment assessment for all reporting units will be performed during the fourth quarter of 2022.
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

Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

Successor
		September 30, 2022
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$330.9	$(65.6)	$265.2
Distributor relationships	7 - 13	60.6	(6.9)	53.7
Developed technology	5 - 16	240.9	(27.9)	213
Trade names	3 - 10	95.6	(9.2)	86.4
Backlog and other	1 - 4	80.6	(30.5)	50.1
Total		$808.6	$(140.1)	$668.5

		December 31, 2021
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$341.0	$(15.3)	$325.7
Distributor relationships	7 - 13	61.0	(1.5)	59.5
Developed technology	5 - 16	251.2	(5.9)	245.3
Trade names	3 - 10	100.0	(2.1)	97.9
Backlog and other	1 - 4	85.7	(7.2)	78.4
Total		$838.9	$(32.0)	$806.9
Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense for intangible assets in:
Cost of revenues	$6.6	$5.4	$19.9	$16.7
Operating expenses	$28.6	$10.7	$91.6	$36.6
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
Third-party notes payable consist of the following (in millions):

	Successor
	September 30, 2022	December 31, 2021
2021 Credit Agreement	$823.8	$828.3
Canadian Financial Institution	1.0	1.2
Other	1.9	2.3
Draw on revolving line of credit	—	—
Total third-party borrowings	826.7	831.8
Less: notes payable to third-parties, current	(5.2)	(3.9)
Less: deferred financing costs	(18.7)	(21.1)
Notes payable to third-parties, non-current	$802.8	$806.8
As of September 30, 2022 and December 31, 2021, the fair market value of the Company's 2021 Credit Agreement was $784.7 million and $825.2 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining third-party debt approximates the respective carrying amounts as of September 30, 2022 and December 31, 2021.
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

The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion Technologies (HoldingSub2), Ltd. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion Technologies (HoldingSub2), Ltd. and subsidiaries were in compliance with all debt covenants on September 30, 2022 and December 31, 2021.
Term Loan - The term loan has a seven-year term (expiring October 2028), bears interest at the greater of Adjusted London Interbank Offered Rate ("LIBOR") or 0.50%, plus 2.75% and has quarterly principal repayments of 0.25% of the original principal balance. The interest rate was 5.63% and 3.25% as of September 30, 2022 and December 31, 2021, respectively. The Company repaid $4.6 million and $1.7 million for the nine month period ended September 30, 2022 and for Successor Period ended December 31, 2021, respectively, yielding an outstanding balance of approximately $823.8 million and $828.3 million as of September 30, 2022 and December 31, 2021, respectively.
Revolving Line of Credit - The revolving line of credit arrangement has a five year term and bears interest at the greater of LIBOR or 0%, plus 2.75%. The agreement requires the payment of a commitment fee of 0.50% per annum for unused commitments. The revolving line of credit matures in October 2026, at which time all outstanding revolving facility loans and accrued and unpaid interest are due. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of September 30, 2022 and December 31, 2021. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $8.3 million and $8.1 million as of September 30, 2022 and December 31, 2021, respectively. The amount available on the revolver as of September 30, 2022 and December 31, 2021 was approximately $81.7 million and $81.9 million, respectively.
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
For the three and nine month period ended September 30, 2022, we incurred approximately $0.9 million and $2.7 million, respectively, of amortization expense of the deferred financing costs.
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
USD term loan – The term loan had a seven-year term (expiring March 2026), bearing interest at the greater of Adjusted London Interbank Offered Rate (“LIBOR”) or 0%, plus 4.00%, and had quarterly principal repayments of 0.25% of the original principal balance. The interest rate was 4.15% as of September 30, 2021. The Company repaid $3.9 million for the nine month period ended September 30, 2021.

Euro term loan - The Euro portion of the term loan had a seven-year term (expiring March 2026), bearing interest at the greater of European union interbank market (“Euribor”) or 0%, plus 4.25% and has quarterly principal repayments of 0.25% of the original principal balance. As of September 30, 2021, the interest rate was 4.25%. The Company repaid $0.7 million for the nine months ended September 30, 2021.
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
For the three and nine month period ended September 30, 2021, we incurred approximately $0.9 million and $1.9 million, respectively of amortization expense of the deferred finance costs.
NRG Loan - In conjunction with the acquisition of NRG, the Company entered into a loan agreement for €7.2 million ($7.4 million) at the date of the acquisition. This agreement was scheduled to expire in December 2023. The loan bore interest which is Euribor of three months, plus 2.0%, and mandatory costs if any. The remaining balance for this loan was paid off in full during the nine months ended September 30, 2021.
Canadian Financial Institution - In May 2019, the Company entered into a credit agreement for C$1.7 million ($1.3 million) with a Canadian financial institution that matures in April 2039. The note bears annual interest at 4.69%. The credit agreement is secured by the facility acquired using the funds obtained.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of September 30, 2022 and December 31, 2021, there were no outstanding amounts under these arrangements.
Accounts Receivable Sales Agreement
We are party to an agreement to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution without recourse. Under this agreement, the Company can sell up to €8.5 million ($8.9 million) and €8.0 million ($9.1 million) as of September 30, 2022 and December 31, 2021, respectively, of eligible accounts receivables. The accounts receivable under this agreement are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of September 30, 2022 and December 31, 2021, there was no amount and approximately $0.4 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for the Successor Periods and for all Predecessor Periods presented and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €64.5 million ($63.1 million) and €70.3 million ($79.7 million), as of September 30, 2022 and December 31, 2021, respectively, subject to certain local restrictions. As of September 30, 2022 and December 31, 2021, there were €43.6 million ($42.7 million) and €37.7 million ($42.7 million), respectively, of the lines had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $1.4 million and $1.3 million as of September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, contractual principal payments of total third-party borrowings are as follows (in millions):

Remainder of 2022	$2.1
Fiscal year ending December 31:
2023	8.4
2024	8.3
2025	8.2
2026	9.6
Thereafter	790.1
Gross Payments	826.7
Unamortized debt issuance costs	(18.7)
Total third-party borrowings, net of debt issuance costs	$808.0
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
During nine month period ended September 30, 2021, an additional $181.5 million Shareholder Notes were admitted to trading and were on the official listing of TISE. There was no trading activity related to Shareholder and Management Notes during nine month period ended September 30, 2021.
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

The table below presents the locations of the operating lease assets and liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively (in millions):

		Successor
	Balance Sheet Line Item	September 30, 2022	December 31, 2021
Operating lease assets	Operating lease right-of-use assets	$41.8	$45.7
Financing lease assets	Other assets	$0.6	$0.9

Operating lease liabilities:
Current operating lease liabilities	Current operating lease liabilities	$8.6	$9.3
Non-current operating lease liabilities	Operating lease liability, non-current	36.4	40.6
Total operating lease liabilities:		$45.0	$49.9

Financing lease liabilities:
Current financing lease liabilities	Accrued expenses and other current liabilities	$0.5	$0.6
Non-current financing lease liabilities	Deferred income taxes and other long-term liabilities	0.1	0.3
Total financing lease liabilities:		$0.6	$0.9

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2022 and December 31, 2021, respectively, are:

	Successor
	September 30, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term (in years)	7.0	7.5
Weighted average discount rate	4.13%	4.19%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the Condensed Consolidated Balance Sheets as of September 30, 2022 (in millions):

Fiscal year ending December 31:
2022	$3.5
2023	9.7
2024	8.3
2025	6.8
2026	5.1
2027 and thereafter	18.7
Total undiscounted future minimum lease payments	52.1
Less: Imputed interest	(7.1)
Total operating lease liabilities	$45.0

For the three and nine months ended September 30, 2022, operating lease costs (as defined under ASU 2016-02) were $2.3 million and $7.6 million, respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Rental expense for operating lease (as defined prior to the adoption of ASC 2016-02) was approximately $2.0 million and $7.6 million for the Predecessor period three and nine months ended September 30, 2021, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.9 million and $8.8 million for the three and nine months ended September 30, 2022, respectively, and this amount is included in operating activities in the Condensed Consolidated Statements of Cash Flows. Operating lease assets obtained in exchange for new operating lease liabilities were $0.4 million and $3.3 million for the three and nine months ended September 30, 2022, respectively.
10. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of September 30, 2022, unconditional purchase obligations were as follows (in millions):

Fiscal year ending December 31:
2022	$15.4
2023	22.7
2024	3.7
2025	1.4
2026	1.4
2027 and thereafter	—
Total	$44.6
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
11. Income Taxes
The effective income tax rate was 9.0% and 11.4% for the three and nine months ended September 30, 2022 (Successor Period), respectively, and 9.1% and (1.9)% for the three and nine months ended September 30, 2021 (Predecessor Period), respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and certain adjustments for the Successor Period as a result of the Business Combination.
The effective income tax rate for the Successor Period differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences. The effective income tax rate for the Predecessor Period differs from the U.K. statutory rate of 19% due primarily to valuation allowances on certain U.K. losses.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act that includes a new alternative minimum tax based upon financial statement income (book minimum tax), an excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The new book minimum tax is not expected to have a material impact on our consolidated financial statements. Separately, we are assessing the tax incentives in the legislation which could change our pre-tax or after-tax amounts and impact our tax rate.

12. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Cash Paid For:
Cash paid for interest	$25.8	$30.4
Cash paid for income taxes	$8.3	$11.8
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accounts payable	$0.1	$2.0
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in millions).

	Successor	Predecessor
	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$58.4	$84.0
Restricted cash—current	0.5	0.6
Restricted cash—non-current	0.9	0.7
Total cash, cash equivalents, and restricted cash	$59.8	$85.3
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

The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended September 30, 2022, the Company granted 19,086 RSUs and no PSUs to certain members of the Company's Board of Directors and employees. The RSUs granted to employees are subject to service vesting conditions with one-third of each award vesting on the anniversary of the grant date such that all awards are fully vested after three (3) years. The RSUs granted to a new non-employee director are subject to service vesting conditions with each award vesting in three equal quarterly installments on December 15, 2022, March 15, 2023, and June 15, 2023. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.
During the three and nine months ended September 30, 2022, $1.6 million and $4.3 million, respectively, of stock-based compensation expense was recorded, of which $0.1 million and $0.5 million, respectively was related to non-employee directors.
In addition, during the three and nine months ended September 30, 2022, certain members of the Company's Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. As such, the Company recorded related stock-based compensation expense for $0.1 million and $0.3 million, respectively, in the same periods.

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

During the three and nine months ended September 30, 2022, $6.8 million and $20.3 million, respectively, of stock-based compensation expense was recorded and no new Profit Interests were issued.
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

The Private Placement Warrants are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. See Note 16, Fair Value Measurements, for the fair value of the Private Placement Warrants at September 30, 2022.

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

Charterhouse Capital Partners LLP
The Company had entered into agreements with its Predecessor Period primary investor, Charterhouse Capital Partners LLP ("CCP"), which obligated the Company to pay quarterly management fees of $0.1 million per year. In return, CCP provided various investment banking services relating to financing arrangements, mergers and acquisitions and other services. During the three and nine months ended September 30, 2021 (Predecessor), the Company paid CCP no amounts for professional fees and expense reimbursements. Upon the completion of the Business Combination, the agreement with CCP was terminated. Therefore, as of September 30, 2022, the Company had no additional payments for professional fees or expense reimbursements.

15. Segment Information
The following table summarizes select operating results for each reportable segment (in millions).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Medical	$68.7	$52.0	$195.6	$155.6
Industrial	92.2	92.3	304.3	334.9
Consolidated Revenues	$160.9	$144.3	$499.9	$490.5
Segment (Loss) Income from Operations
Medical	$0.4	$2.6	$(3.2)	$(0.1)
Industrial	(2.5)	12.5	(49.1)	60.2
Total Segment (Loss) Income from Operations	(2.1)	15.1	(52.3)	60.1
Corporate and other	(25.5)	(24.0)	(83.6)	(73.2)
Consolidated Loss from Operations	$(27.6)	$(8.9)	$(135.9)	$(13.1)
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

	Revenues
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021
North America
Medical	$63.7	$47.3	$181.0	$141.2
Industrial	49.7	47.3	141.8	152.2
Total North America	113.4	94.6	322.8	293.4
Europe
Medical	5.1	4.7	14.7	14.4
Industrial	40.9	43.5	152.0	170.2
Total Europe	46.0	48.2	166.7	184.6
Asia Pacific
Medical	—	—	—	—
Industrial	1.5	1.5	10.4	12.5
Total Asia Pacific	1.5	1.5	10.4	12.5
Total revenues	$160.9	$144.3	$499.9	$490.5

The following details revenues by timing of recognition (in millions):

	Revenues
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021
Point in time	$88.8	$103.0	$323.0	$357.0
Over time	72.1	41.3	176.9	133.5
Total revenues	$160.9	$144.3	$499.9	$490.5
The following details revenues by product category (in millions):

	Revenues
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021
Medical segment:
Medical	$68.7	$52.0	$195.6	$155.6
Industrial segment:
Reactor Safety and Control Systems	23.7	29.4	89.2	109.0
Radiological Search, Measurement, and Analysis Systems	68.5	62.9	215.1	225.9
Total revenues	$160.9	$144.3	$499.9	$490.5
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

The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

Successor
	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$59.8	$—	$—
Discretionary retirement plan	$2.9	$0.9	$—
Liabilities
Discretionary retirement plan	$2.9	$0.9	$—
Public warrants	$27.9	$—	$—
Private placement warrants	$—	$12.7	$—

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$85.3	$—	$—
Discretionary retirement plan	$3.7	$0.8	$—
Liabilities
Discretionary retirement plan	$3.7	$0.8	$—
Public warrants	$46.9	$—	$—
Private placement warrants	$—	$21.2	$—
As of September 30, 2022 and December 31, 2021, the fair value of Public Warrants issued in connection with GSAH's IPO have been measured based on the listed market price of such Public Warrants, a Level 1 measurement.
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
For the nine months ended September 30, 2022, the Company recognized an unrealized gain resulting from a decrease in the fair value of the warrant liabilities of $27.5 million, which is presented in the Condensed Consolidated Statements of Operations as change in fair value of warrant liabilities.

17. Loss Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) shareholders	$(47.1)	$(46.7)	$(123.4)	$(141.3)
Weighted average common shares outstanding – basic and diluted	181.333	6.665	181.058	6.623
Net loss per common share attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) — basic and diluted	$(0.26)	$(7.01)	$(0.68)	$(21.33)
Anti-dilutive employee share-based awards, excluded	1.735	0.173	0.939	0.215
Net loss per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the three and nine months ended September 30, 2022 and 2021, respectively; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.

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
As of September 30, 2022, the Company has identified restructuring actions which will result in additional charges of approximately $0.4 million, primarily in the next 12 months.

The Company’s restructuring expenses are comprised of the following (in millions):

Successor
	Three Months Ended September 30, 2022
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$—	$0.1
Other(1)	—	0.5	0.5
Total	$0.1	$0.5	$0.6

	Nine Months Ended September 30, 2022
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.3	$1.3	$1.6
Other(1)	0.5	3.3	3.8
Total	$0.8	$4.6	$5.4

Predecessor
	Three Months Ended September 30, 2021
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.9	$—	$0.9
Other(1)	—	0.6	0.6
Total	$0.9	$0.6	$1.5

	Nine Months Ended September 30, 2021
(in millions)	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$3.1	$0.8	$3.9
Other(1)	0.6	0.7	1.3
Total	$3.7	$1.5	$5.2
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

Successor
Balance at December 31, 2021	$1.4
Restructuring charges	5.4
Payments	(5.1)
Adjustments	—
Balance at September 30, 2022	$1.7
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

At the Closing Date, the Company owned 100% of the voting shares (Class A) of IntermediateCo and approximately 96% of the non-voting Class B shares of IntermediateCo. The Company recognized noncontrolling interests for the 8,560,540 shares, representing approximately 4% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company. After the conversion in the current quarter, the Company recognized noncontrolling interests for the 8,040,540 shares, representing the 3.9% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company.

As of September 30, 2022, noncontrolling interests of $73.6 million were reflected in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit).

20. Subsequent Events

The Company entered into a cross-currency swap with an effective date of October 31, 2022 to hedge cash flows changes caused by currency exchange rates related to certain Euro denominated intercompany loans. The Company will swap a €115.7 million Euro loan with a fixed interest rate of 5.83% in exchange for a $115.6 million USD loan with a fixed rate of 7.66% USD. Interest settlements occur quarterly until the expiration of the swap on March 26, 2026.

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
•Our revenues were $160.9 million for the three months ended September 30, 2022 and $144.3 million for the three months ended September 30, 2021, of which 42.7% and 36.0% were generated in the Medical segment for the three months ended September 30, 2022 and 2021, respectively, and 57.3% and 64.0% were generated in the Industrial segment for the three months ended September 30, 2022 and 2021, respectively.
•Our revenues were $499.9 million for the nine months ended September 30, 2022 and $490.5 million for the nine months ended September 30, 2021, of which 39.1% and 31.7% were generated in the Medical segment for the nine months ended September 30, 2022 and 2021, respectively, and 60.9% and 68.3% were generated in the Industrial segment for the nine months ended September 30, 2022 and 2021, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders, including funded and unfunded government contracts) was $726.4 million and $747.5 million as of September 30, 2022, and December 31, 2021, respectively.
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
•Foreign Currency—In recent months, the U.S. dollar has been appreciating against most other major currencies, in particular in Europe, for both economic and geopolitical reasons. A strengthening U.S. dollar has had, and we expect will continue to have a, negative impact on our revenue. We are managing the currency risk related to earnings through, among other things, a cross-currency swap we entered into with an effective date of October 31, 2022. See Note 20, Subsequent Events, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
•Inflation and Interest Rates—The Russia-Ukraine conflict and other geopolitical conflicts, as well as the related international response, have contributed to inflationary pressures. We continue to actively monitor, evaluate and respond to developments relating to operational challenges in an inflationary environment. Global supply chain disruptions and the higher inflationary environment remain unpredictable and our past results may not be indicative of future performance. In addition, the increase in interest rates, which we expect to continue, has in turn led to increases in the interest rates applicable to our indebtedness and increased our debt service costs.
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
No triggering events for interim goodwill impairment testing occurred in the third quarter of 2022. However, the Company will continue to monitor macroeconomic conditions, including impacts to interest and Euro foreign exchange rates, which continue to be volatile. While we believe the long-term outlooks of our end markets remain strong, continued future declines in macroeconomic conditions could result in a goodwill impairment in one or more of our reporting units. Our required annual goodwill impairment assessment for all reporting units will be performed during the fourth quarter of 2022.
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
We use the non-GAAP financial measures “Adjusted revenues,” “Adjusted net (loss) income,” "Adjusted EPS," “EBITDA,” “EBITA,” “Adjusted EBITDA, “Free Cash Flow,” and “Adjusted Free Cash Flow.” See the “Quarterly Results of Operations” and “Cash flows” sections below for definitions of our non-GAAP financial measures and reconciliation to their most directly comparable GAAP measures. Tax impacts for the non-GAAP financial measures are calculated based on the appropriate tax rate for each individual item presented.

See the "Basis of Presentation" section below regarding the Successor and Predecessor periods. The following tables present a reconciliation of certain non-GAAP financial measures for the three and nine months ended September 30, 2022 (Successor) and for the three and nine months ended September 30, 2021 (Predecessor).

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
(In millions, except per share amounts)	Revenues	Net Income (Loss)	Revenues	Net Income (Loss)
Total GAAP	$160.9	$(50.4)	$144.3	$(46.7)
Revenue reduction from purchase accounting	—	—	3.7	3.7
Foreign currency loss (gain), net		3.1		(1.4)
Amortization of acquired intangibles		35.2		16.1
Stock-based compensation expense		8.5		—
Increase (decrease) in fair value of warrant liabilities		12.0		—
Non-operating expenses		6.9		15.0
Tax impact of adjustments above		(9.7)		(6.8)
Adjusted	$160.9	$5.6	$148.0	$(20.1)

Adjusted weighted average common shares		181.333		n.m.(1)
Dilutive Potential Common Shares - RSU's		0.019
Adjusted weighted average common shares — diluted		181.352		n.m

Net loss per common share attributable to Mirion Technologies, Inc. (Successor)		$(0.26)		n.m
Loss attributable to noncontrolling interests		(0.02)
Foreign currency (gain) loss, net		0.02
Amortization of acquired intangibles		0.19
Stock-based compensation expense		0.05
Change in fair value of warrant liabilities		0.06
Goodwill impairment		—
Non-operating expenses		0.04
Tax impact of adjustments above		(0.05)
Adjusted EPS		$0.03		n.m

(1) Note that n.m. stands for not meaningful.

	Successor		Predecessor
	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
(In millions, except per share amounts)	Revenues	Net Income (Loss)	Revenues	Net Income (Loss)
Total GAAP	$499.9	$(128.7)	$490.5	$(141.3)
Revenue reduction from purchase accounting	—	—	11.7	11.7
Cost of revenues impact from inventory valuation purchase accounting		6.3		4.7
Foreign currency loss (gain), net		7.9		(4.3)
Amortization of acquired intangibles		111.5		53.3
Stock-based compensation expense		24.8		(0.1)
Increase (decrease) in fair value of warrant liabilities		(27.5)		—
Goodwill impairment		55.2		—
Non-operating expenses		25.0		46.7
Tax impact of adjustments above		(27.0)		(24.2)
Adjusted	$499.9	$47.5	$502.2	$(53.5)

Adjusted weighted average common shares		181.058		n.m.(1)
Dilutive Potential Common Shares - RSU's		0.032
Adjusted weighted average common shares — diluted		181.090		n.m

Net loss per common share attributable to Mirion Technologies, Inc. (Successor)		$(0.68)		n.m
Loss attributable to noncontrolling interests		(0.03)
Revenue reduction from purchase accounting		—
Cost of revenues impact from inventory valuation purchase accounting		0.03
Foreign currency (gain) loss, net		0.04
Amortization of acquired intangibles		0.62
Stock-based compensation expense		0.14
Change in fair value of warrant liabilities		(0.15)
Debt extinguishment		—
Goodwill impairment		0.30
Non-operating expenses		0.14
Tax impact of adjustments above		(0.15)
Adjusted EPS		$0.26		n.m

(1) Note that n.m. stands for not meaningful.

	Successor	Predecessor
(In millions)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net loss	$(50.4)	$(46.7)
Interest expense, net	13.1	43.8
Income tax (benefit) provision	(5.0)	(4.7)
Amortization	35.2	16.1
EBITA	$(7.1)	$8.5
Depreciation - Mirion Business Combination step-up	1.6	—
Depreciation - all other	5.8	5.1
EBITDA	$0.3	$13.6
Stock-based compensation expense	8.5	—
Increase (decrease) in fair value of warrant liabilities	12.0	—
Foreign currency (gain) loss, net	3.1	(1.4)
Revenue reduction from purchase accounting	—	3.7
Non-operating expenses(1)(2)	6.9	15.0
Adjusted EBITDA	$30.8	$30.9
(1)Pre-tax non-operating expenses of $6.9 million for the three months ended September 30, 2022 include a $2.5 million impairment of an equity investment, $1.7 million related to the Business Combination and incremental one-time costs associated with becoming a public company, $1.4 million of mergers and acquisition expenses, $0.6 million of restructuring costs, $0.5 million of costs to achieve information technology system integration and efficiency, and $0.2 million in costs to achieve integration and operational synergies.
(2)Pre-tax non-operating expenses of $15.0 million for the three months ended September 30, 2021 include $8.7 million related to the Business Combination and incremental one-time costs associated with becoming a public company, $3.6 million in costs to achieve integration and operational synergies, $1.5 million of restructuring costs, and $1.2 million of costs to achieve information technology system integration and efficiency.

	Successor	Predecessor
(In millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net loss	$(128.7)	$(141.3)
Interest expense, net	29.4	130.5
Income tax (benefit) provision	(16.5)	2.6
Amortization	111.5	53.3
EBITA	$(4.3)	$45.1
Depreciation - Mirion Business Combination step-up	4.9	—
Depreciation - all other	16.0	17.0
EBITDA	$16.6	$62.1
Stock-based compensation expense	24.8	(0.1)
Increase (decrease) in fair value of warrant liabilities	(27.5)	—
Goodwill impairment	55.2	—
Foreign currency (gain) loss, net	7.9	(4.3)
Revenue reduction from purchase accounting	—	11.7
Cost of revenues impact from inventory valuation purchase accounting	6.3	4.7
Non-operating expenses(1)(2)	25.0	46.7
Adjusted EBITDA	$108.3	$120.8
(1)Pre-tax non-operating expenses of $25.0 million for the nine months ended September 30, 2022 include $6.7 million in costs to achieve integration and operational synergies, $5.9 million related to the Business Combination and incremental one-time costs associated with becoming a public company, $5.5 million of restructuring costs, $2.5 million of costs to achieve information technology system integration and efficiency, a $2.5 million impairment of an equity investment, and $1.9 million related to mergers and acquisition expenses.
(2)Pre-tax non-operating expenses of $46.7 million for the nine months ended September 30, 2021 include $22.9 million related to the Business Combination and incremental one-time costs associated with becoming a public company, $12.2 million in costs to achieve integration and operational synergies, $5.7 million of restructuring costs, $4.2 million of costs to achieve information technology system integration and efficiency, and $1.6 million of mergers and acquisition expenses.

The following tables present a reconciliation of non-GAAP Adjusted Revenue and Adjusted EBITDA by segment for the three months ended September 30, 2022 (Successor) and the three months ended September 30, 2021 (Predecessor):

	Three Months Ended September 30, 2022 (Successor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$68.7	$92.2	$—	$160.9
Revenue reduction from purchase accounting	—	—	—	—
Adjusted Revenues	$68.7	$92.2	$—	$160.9

Income from operations	$0.4	$(2.5)	$(25.5)	$(27.6)
Amortization	15.3	19.9	—	35.2
Depreciation - core	3.5	2.1	0.2	5.8
Depreciation - Mirion Business Combination step-up	1.2	0.3	0.1	1.6
Stock-based compensation	0.1	0.3	8.1	8.5
Non-operating expenses	—	—	7.1	7.1
Other Income / Expense	(0.1)	0.1	0.2	0.2
Adjusted EBITDA	$20.4	$20.2	$(9.8)	$30.8

	Three Months Ended September 30, 2021 (Predecessor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$52.0	$92.3	$—	$144.3
Revenue reduction from purchase accounting	3.7	—	—	3.7
Adjusted Revenues	$55.7	$92.3	$—	$148.0

Income from operations	$2.6	$12.5	$(24.0)	$(8.9)
Amortization	8.0	8.1	—	16.1
Depreciation - core	2.8	2.1	0.2	5.1
Revenue reduction from purchase accounting	3.7	—	—	3.7
Non-operating expenses	—	—	15.0	15.0
Other Income / Expense	—	—	(0.1)	(0.1)
Adjusted EBITDA	$17.1	$22.7	$(8.9)	$30.9

The following tables present a reconciliation of non-GAAP Adjusted Revenue and Adjusted EBITDA by segment for the nine months ended September 30, 2022 (Successor) and the nine months ended September 30, 2021 (Predecessor):

	Nine Months Ended September 30, 2022 (Successor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$195.6	$304.3	$—	$499.9
Revenue reduction from purchase accounting	—	—	—	—
Adjusted Revenues	$195.6	$304.3	$—	$499.9

Income from operations	$(3.2)	$(49.1)	$(83.6)	$(135.9)
Amortization	49.6	61.9	—	111.5
Depreciation - core	9.6	5.9	0.5	16.0
Depreciation - Mirion Business Combination step-up	3.6	1.1	0.2	4.9
Cost of revenues impact from inventory valuation purchase accounting	0.9	5.4	—	6.3
Stock-based compensation	0.4	0.7	23.7	24.8
Goodwill impairment	—	55.2	—	55.2
Non-operating expenses	—	—	25.0	25.0
Other Income / Expense	0.4	0.1	—	0.5
Adjusted EBITDA	$61.3	$81.2	$(34.2)	$108.3

	Nine Months Ended September 30, 2021 (Predecessor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$155.6	$334.9	$—	$490.5
Revenue reduction from purchase accounting	11.7	—	—	11.7
Adjusted Revenues	$167.3	$334.9	$—	$502.2

Income from operations	$(0.1)	$60.2	$(73.2)	$(13.1)
Amortization	25.2	28.1	—	53.3
Depreciation - core	9.2	7.2	0.6	17.0
Revenue reduction from purchase accounting	11.7	—	—	11.7
Cost of revenues impact from inventory valuation purchase accounting	4.7	—	—	4.7
Share-based compensation	—	—	(0.1)	(0.1)
Non-operating expenses	—	—	47.2	47.2
Other Income / Expense	—	—	0.1	0.1
Adjusted EBITDA	$50.7	$95.5	$(25.4)	$120.8
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
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia's invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Industrial segment where the Company has certain projects involving Russian customers or other Russian counterparties. On May 2, 2022, one of our customers announced that it had terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland. The contract represented a remaining performance obligation in our backlog of approximately $67 million, of which approximately 80% was scheduled to be recognized as revenue over the next five years. Due to the impact on our planned revenues from the cancellation, an interim quantitative test of goodwill impairment for the RMS reporting unit was performed. The Company recorded a goodwill impairment charge of $55.2 million as a result of the quantitative test. As of September 30, 2022, while we had not received any significant cancellation notices for any other Russian based projects, we experienced delays in recognizing project revenue during the three and nine months ended September 30, 2022 due to the trade and financial sanctions made to date. The remaining performance obligations in our backlog for Russian related projects was $94.9 million at September 30, 2022. See further discussion in the "Results of Operations" section below. In addition, while none of these customers have asked for advanced payment refunds, they could seek to recover these payments depending on future developments. The Company will continue to monitor the social, political, regulatory and economic environment in Ukraine and Russia, and will consider actions as appropriate.

Supply Chain
The global supply chain continued to be stressed by increased demand, along with pandemic-related and other global events that caused increased disruptions to the Company during the three and nine months ended September 30, 2022. The most notable impacts to the Company were delays in sourcing key devices and components needed for our products, resulting in delays in revenue recognition, and increased costs in materials and freight. The Company mitigated a portion of these cost impacts with price increases on certain products. While we experienced some improvements in shipping delivery and associated labor availability during the three and nine months ended September 30, 2022, the supply chain disruption continues to be a challenge and a risk of negatively impacting our future operating margins.

Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 5.7% and 4.3% for the three and nine-month periods ended September 30, 2022, respectively, compared to the comparable periods of 2021, primarily due to the strengthening of the U.S. dollar against most major currencies in 2022. If the currency exchange rates in effect as of September 30, 2022 were to prevail throughout the remainder of 2022, currency exchange rates would decrease our estimated full year sales by approximately 5.0% on a year-over-year basis. From September 30, 2022 through the date of this Quarterly Report on Form 10-Q, the U.S. dollar continued to strengthen compared to other major currencies including the euro. Any further strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies (e.g., euro, pound sterling) would positively impact our sales and results of operations for the remainder of the year.
SIS Acquisition
The Company continually evaluates potential acquisitions that strategically fit with the Company’s existing portfolio. As a result, on August 1, 2022, the Company acquired the Critical Infrastructure ("CI") business of Collins Aerospace (renamed Secure Integrated Solutions "SIS") via an Asset Purchase Agreement in an all-cash transaction valued at $5.9 million. The SIS business specializes in command-and-control software solutions for nuclear power plants and government facilities to protect systems against cybersecurity threats or compromises. The business is reported as part of the Industrial segment.
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

Results of Operations
For the Successor Period Three Months Ended September 30, 2022 and the Predecessor Period Three Months Ended September 30, 2021

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Revenues	$160.9	$144.3
Cost of revenues	91.1	82.4
Gross profit	69.8	61.9
Selling, general and administrative expenses	89.4	62.3
Research and development	8.0	8.5
Goodwill impairment	—	—
Loss from operations	(27.6)	(8.9)
Interest expense, net	13.1	43.8
Foreign currency loss (gain), net	3.1	(1.4)
Increase (decrease) in fair value of warrant liabilities	12.0	—
Other expense (income), net	(0.4)	0.1
Loss before benefit from income taxes	(55.4)	(51.4)
(Benefit from) provision for income taxes	(5.0)	(4.7)
Net loss	(50.4)	(46.7)
Loss attributable to noncontrolling interests	(3.3)	—
Net loss attributable to stockholders	$(47.1)	$(46.7)
Overview
Revenues were $160.9 million for the three months ended September 30, 2022 and $144.3 million for the three months ended September 30, 2021. Our Medical segment contributed $68.7 million and $52.0 million of revenues for the three months ended September 30, 2022 and 2021, respectively. Our Industrial segment contributed $92.2 million and $92.3 million of revenues for the three months ended September 30, 2022 and 2021, respectively. Gross profit was $69.8 million and $61.9 million for the three months ended September 30, 2022 and 2021, respectively, resulting in a $7.9 million decrease from the three months ended September 30, 2021.
Net loss was $50.4 million and $46.7 million for the three months ended September 30, 2022 and 2021, respectively. Our Medical segment contributed $0.4 million and $2.6 million income from operations for the three months ended September 30, 2022 and 2021, respectively. Our Industrial segment was responsible for a $(2.5) million and $12.5 million loss from operations for the three months ended September 30, 2022 and 2021, respectively. The overall increase in net loss is primarily driven by increased amortization and depreciation expense from the impact of purchase accounting related to the fair values of intangible assets and property, plant, and equipment for the Business Combination, higher selling, general and administrative costs associated with stock-based compensation expense and costs associated with becoming a public company, and a $12.0 million loss from the change in fair value of warrant liabilities. Offsetting these increases in net loss were reduced interest expenses and increased segment gross profit.

Revenues
Revenues were $160.9 million for the three months ended September 30, 2022 and $144.3 million for the three months ended September 30, 2021. Revenues increased $16.6 million from the three months ended September 30, 2021.
Medical segment revenues increased for the three months ended September 30, 2022 compared with the three months ended September 30, 2021 primarily due to the results of acquisitions in the Medical segment (CIRS and other acquisitions), price increases, and organic growth. Also driving the increase was the impact of the deferred revenue fair value adjustment for the Sun Nuclear Corporation ("SNC") acquisition, which reduced revenues for the three months ended September 30, 2021. Offsetting the increase in Medical segment revenues period over period was the negative impact from foreign currency exchange.
Industrial segment revenues remained flat for the three months ended September 30, 2022 compared with the three months ended September 30, 2021 primarily due to impacts from contract execution timing, including impacts from the Russia-Ukraine conflict and supply chain disruptions, foreign exchange rate fluctuations, offset by volume increases, price increases and acquisitions made in 2022 (SIS).
Cost of revenues
Cost of revenues was $91.1 million for the three months ended September 30, 2022 and $82.4 million for the three months ended September 30, 2021. Cost of revenues increased $8.7 million for the three months ended September 30, 2022 as compared with the three months ended September 30, 2021.
Cost of revenues related to the Medical segment increased $8.6 million period over period due to an increase in manufacturing supplies, materials, and overhead costs in conjunction with the increase in revenues over the same period. Cost of revenues related to acquisitions made in 2021 (CIRS) resulted in an incremental cost of revenues for the three months ended September 30, 2022. In addition, cost of revenues for the three months ended September 30, 2022 includes increased amortization and depreciation expenses resulting from the Business Combination. Cost of revenues related to the Industrial segment increased $0.7 million period over period mainly due to inflation impacts and increased prices for manufacturing supplies and materials.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $89.4 million for the three months ended September 30, 2022 and $62.3 million for the three months ended September 30, 2021, resulting in an increase of $27.1 million.
Our Medical segment incurred higher SG&A expenses of $11.2 million for the three months ended September 30, 2022 compared with the three months ended September 30, 2021. The increase was primarily due to the impact of the CIRS acquisition in the Medical segment and increased amortization expense resulting from intangible assets and depreciation expense resulting from the property, plant and equipment acquired in the Business Combination.
Our Industrial segment incurred higher SG&A expenses of $13.9 million for the three months ended September 30, 2022. The increase was primarily driven by increased amortization expense resulting from intangible assets acquired in the Business Combination, the impact of the SIS acquisition and increases in sales and marketing expenses.

Corporate SG&A expenses were $24.6 million for the three months ended September 30, 2022 and $22.6 million for the three months ended September 30, 2021. The increase in SG&A expenses of $2.0 million was driven by an increase in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 13, Stock-Based Compensation to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), an increase in professional fees supporting our public company infrastructure, offset by the decrease in legal and professional fees related to the Business Combination incurred during the three months ended September 30, 2021.
Research and development
Research and development (“R&D”) expenses were $8.0 million for the three months ended September 30, 2022 and $8.5 million for the three months ended September 30, 2021, resulting in a decrease of $0.5 million period over period. The decrease in R&D expense was primarily a result of a reduction in R&D program spend in the Medical segment.

(Loss) income from operations
Loss from operations was $27.6 million for the three months ended September 30, 2022 compared with $8.9 million for the three months ended September 30, 2021. On a segment basis, income from operations in the Medical segment for the three months ended September 30, 2022 and 2021 was $0.4 million and $2.6 million, respectively, representing a decrease of $1.7 million period over period. (Loss) income from operations in the Industrial segment for the three months ended September 30, 2022 and three months ended September 30, 2021 was $(2.5) million and $12.5 million, respectively, representing a decrease of $16.5 million period over period. Corporate expenses were $25.5 million and $24.0 million for the three months ended September 30, 2022 and 2021, respectively, representing a decrease in income from operations of $1.5 million as discussed in the "Selling, general and administrative expenses" above. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $13.1 million for the three months ended September 30, 2022 and $43.8 million for the three months ended September 30, 2021. $33.0 million of the decrease is a non-cash decrease in interest related to the Shareholder Notes which were paid in full in connection with the closing of the Business Combination. $2.3 million is an increase in interest due to higher interest rates associated with the 2021 Credit Agreement compared to 2019 Credit Facility which was paid in full in connection with the closing of the Business Combination. For more information, see Note 8, Borrowings, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency loss, net
We recorded a loss of $3.1 million for the three months ended September 30, 2022 and a $1.4 million gain for the three months ended September 30, 2021 from foreign currency exchange. The change in net foreign currency losses is due to depreciation in European local currencies in relation to the U.S. dollar and its impact on the Company's foreign revenues.
Change in fair value of warrant liabilities
We recognized an unrealized loss of $12.0 million resulting from an increase in the fair value of the Public Warrant and Private Placement Warrant liabilities during the three months ended September 30, 2022. See Note 16, Fair Value Measurements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
Our effective income tax rate was 9.0% and 9.1% for the three months ended September 30, 2022 and the three months ended September 30, 2021, respectively. Our effective income tax rate for the three months ended September 30, 2022 was impacted by the mix of earnings and certain adjustments for the Successor Period as a result of the Business Combination. The effective income tax rate for the three months ended September 30, 2021 was impacted by the mix of earnings and valuation allowances in the Predecessor Period.
The effective income tax rate for the Successor Period differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences. The effective income tax rate for the Predecessor Period differs from the U.K. statutory rate of 19% due primarily to valuation allowances on certain U.K. losses.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act that includes a new alternative minimum tax based upon financial statement income (book minimum tax), an excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The new book minimum tax is not expected to have a material impact on our consolidated financial statements. Separately, we are assessing the tax incentives in the legislation which could change our pre-tax or after-tax amounts and impact our tax rate.
Business segments
The following provides detail for business segment results for the three months ended September 30, 2022 and 2021. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, shared overhead and other costs related to restructuring activities and costs to achieve operational initiatives, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 15, Segment Information, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Medical

	Unaudited
	Successor	Predecessor
(In millions)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Revenues	$68.7	$52.0
Income from operations	$0.4	$2.6
Income from operations as a % of revenues	0.6%	5.0%

Medical segment revenues were $68.7 million for the three months ended September 30, 2022 and $52.0 million for the three months ended September 30, 2021, which is an increase of $16.7 million. Revenues increased primarily due to the impact of the CIRS acquisition contributing $3.7 million, the impact of prior year purchase accounting adjustment related to the SNC acquisition which resulted in a revenue reduction of $3.7 million, and an increased revenue of $10.7 million due to price increases and organic growth. Offsetting the increase in Medical segment revenues period over period was a negative foreign currency exchange impact by approximately $1.0 million.
Loss from operations, which excludes non-operational costs, was $0.4 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively, representing a decrease in loss from operations of $2.2 million. The decrease in loss from operations period over period was largely due to increased revenues discussed above, offset by an increase in amortization and depreciation expenses of $9.2 million resulting from increased intangible assets and increased fair values of property, plant, and equipment from the Business Combination, costs related to the CIRS business of $4.1 million, and increased sales and marketing costs of $1.7 million.
Industrial

	Unaudited
	Successor	Predecessor
(In millions)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Revenues	$92.2	$92.3
(Loss) Income from operations	$(2.5)	$12.5
(Loss) Income from operations as a % of revenues	(2.7)%	13.5%
Industrial segment revenues were $92.2 million for three months ended September 30, 2022 and $92.3 million for the three months ended September 30, 2021, representing a decrease of $0.1 million. The decrease is primarily driven by project execution timing of $5.4 million, which includes the impacts from the Russia-Ukraine conflict and supply chain disruptions, and foreign exchange rate fluctuations of $7.6 million, offset by $4.0 million in volume increases, $3.2 million from price increases and $5.5 million from the acquisition of SIS.
Loss from operations, which excludes non-operational costs, was $2.5 million for the three months ended September 30, 2022 and Income from operations was $12.5 million for the three months ended September 30, 2021. Loss from operations, which excludes non-operational costs, increased $15.0 million period over period driven primarily by higher amortization of $11.8 million related to the Business Combination purchase accounting and $5.0 million costs related to SIS, the acquisition that occurred during the three months ended September 30, 2022.
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

Corporate and other costs were $25.5 million for the three months ended September 30, 2022 and $24.0 million for the three months ended September 30, 2021, which represents an increase of $1.5 million. The increase versus the comparable period was predominantly driven by an increase in stock-based compensation expense of $8.0 million (see Note 13, Stock-Based Compensation to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), a $1.2 million increase in professional services mostly due to becoming a public company, offset by a $7.0 million decrease in legal and professional fees related to Business Combination that occurred in the three months ended September 30, 2021. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 15, Segment Information to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
For the Successor Period Nine Months Ended September 30, 2022 and the Predecessor Period Nine Months Ended September 30, 2021
The following tables summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Successor	Predecessor
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenues	$499.9	$490.5
Cost of revenues	286.8	286.5
Gross profit	213.1	204.0
Selling, general and administrative expenses	271.3	189.4
Research and development	22.5	27.7
Goodwill impairment	55.2	—
Loss from operations	(135.9)	(13.1)
Interest expense, net	29.4	130.5
Foreign currency loss (gain), net	7.9	(4.3)
Change in fair value of warrant liabilities - (gain)/loss	(27.5)	—
Other expense (income), net	(0.5)	(0.6)
Loss before benefit from income taxes	(145.2)	(138.7)
Benefit from income taxes	(16.5)	2.6
Net loss	(128.7)	(141.3)
Loss attributable to noncontrolling interests	(5.3)	—
Net loss attributable to stockholders	$(123.4)	$(141.3)
Overview
Revenues were $499.9 million for the nine months ended September 30, 2022 and $490.5 million for the nine months ended September 30, 2021. Our Medical segment contributed $195.6 million and $155.6 million of revenues for the nine months ended September 30, 2022 and 2021, respectively. Our Industrial segment contributed $304.3 million and $334.9 million of revenues for the nine months ended September 30, 2022 and 2021, respectively. Gross profit was $213.1 million and $204.0 million for the nine months ended September 30, 2022 and 2021, respectively, resulting in a $9.1 million increase from the nine months ended September 30, 2021.
Net loss was $128.7 million and $141.3 million for the nine months ended September 30, 2022 and 2021, respectively. Our Medical segment contributed $3.2 million and $0.1 million losses from operations for the nine months ended September 30, 2022 and 2021, respectively. Our Industrial segment was responsible for a $49.1 million loss from operations and $60.2 million income from operations for the nine months ended September 30, 2022 and 2021, respectively. The overall decrease in net loss is primarily driven by increased revenues in the Medical segment, a reduction in interest expense and a $27.5 million gain from Change in fair value of warrant liabilities. Offsetting these items were reduced revenues in the Industrial segment, a $55.2 million goodwill impairment charge in the Industrial segment, increased amortization and depreciation expense due to the impact of purchase accounting related to the fair values of intangible assets and property, plant, and equipment for the Business Combination, and higher selling, general and administrative costs associated with stock-based compensation expense and costs associated with becoming a public company.
Revenues
Revenues were $499.9 million for the nine months ended September 30, 2022 and $490.5 million for the nine months ended September 30, 2021. Revenues increased $9.4 million from the nine months ended September 30, 2021.
Medical segment revenues increased for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 primarily due to the results of acquisitions in the Medical segment (CIRS and other acquisitions), price increases, and organic growth. Also driving the increase was the impact of the deferred revenue fair value adjustment for the SNC acquisition, which reduced revenues for the nine months ended September 30, 2021. Offsetting the increase in Medical segment revenues period over period was a negative impact from foreign currency exchange.
Industrial segment revenues decreased primarily due to project execution delays (driven by supply chain issues and the Russia-Ukraine conflict) and foreign exchange rate fluctuations, offset by the impact of the SIS acquisition in 2022.
Cost of revenues
Cost of revenues was $286.8 million for the nine months ended September 30, 2022 and $286.5 million for the nine months ended September 30, 2021. Cost of revenues increased $0.3 million from the nine months ended September 30, 2021.
Cost of revenues related to the Medical segment increased $14.7 million period over period due to an increase in manufacturing supplies, materials, and overhead costs in conjunction with an increase in operations and revenues over the same period. Cost of revenues related to acquisitions made in 2021, primarily the CIRS acquisition, resulted in an incremental cost of revenues for the nine months ended September 30, 2022. In addition, cost of revenues for the nine months ended September 30, 2022 includes purchase accounting related to the fair value of inventory from the Business Combination and increased amortization and depreciation expenses resulting from increased intangible assets and increased fair values of property, plant, and equipment, respectively, from the Business Combination. Finally, cost of revenues for the nine months ended September 30, 2021 includes costs from purchase accounting related to the fair value of inventory from previous acquisitions that no longer impact the nine months ended September 30, 2022.
Cost of revenues related to the Industrial segment decreased $8.8 million period over period. The decrease was primarily driven by a decrease in manufacturing supplies, materials, and overhead costs due to delays in contract execution related to the overall revenue decrease in the Industrial segment. Offsetting the decrease in Cost of revenues were the increased amortization and depreciation expenses from the Business Combination. There was also a decrease of $5.6 million due to manufacturing restructuring activities for the nine months ended September 30, 2022 that were recorded in the Corporate segment.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $271.3 million for the nine months ended September 30, 2022 and $189.4 million for the nine months ended September 30, 2021, resulting in an increase of $81.9 million.
Our Medical segment incurred higher SG&A expenses of $30.4 million for the nine months ended September 30, 2022. The increase was primarily due to the impact of the increased amortization expense resulting from intangible assets acquired in the Business Combination and the CIRS acquisition in the Medical segment. Our Industrial segment incurred higher SG&A expenses of $35.1 million for the nine months ended September 30, 2022. The increase was primarily driven by the increased amortization expense resulting from intangible assets acquired in the Business Combination.
Corporate SG&A expenses were $79.8 million for the nine months ended September 30, 2022 and $63.4 million for the nine months ended September 30, 2021. The higher SG&A expenses of $16.4 million were driven by an increase in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 13, Stock-Based Compensation, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), an increase in compensation expense, Corporate insurance and systems infrastructure costs and professional services mostly due to becoming a public company, offset by the decrease in other costs related to company-wide initiatives including legal and professional fees related to the Business Combination and reduced restructuring costs.

Research and development
Research and development (“R&D”) expenses were $22.5 million for the nine months ended September 30, 2022 and $27.7 million for the three months ended September 30, 2021, resulting in a decrease of $5.2 million. The decrease in R&D expense was primarily a result of a reduction in R&D program spend of $2.0 million in the Medical segment and $2.9 million in the Industrial segment for the nine months ended September 30, 2022.
Goodwill impairment
Goodwill impairment charges were $55.2 million for the nine months ended September 30, 2022. The Company concluded that a triggering event had occurred in the RMS reporting unit of the Industrial segment as a result of the Russia-Ukraine conflict. Based on the quantitative test for the RMS reporting unit, the Company determined that the carrying value exceeded the fair value. As such, the Industrial segment recognized its best estimate of a non-cash impairment loss (see Note 7, Goodwill and intangible assets, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
(Loss) income from operations
Loss from operations were $135.9 million and $13.1 million for the nine months ended September 30, 2022 and 2021, respectively, which resulted in an increased loss of $122.8 million. On a segment basis, loss from operations in the Medical segment for the nine months ended September 30, 2022 and 2021 was $3.2 million and $0.1 million, respectively, representing a decrease of $3.1 million. Loss from operations in the Industrial segment for the nine months ended September 30, 2022 was $49.1 million and income from operations for the nine months ended September 30, 2021 was $60.2 million, representing a decrease of $109.3 million. Corporate expenses were $83.6 million and $73.2 million for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease in income from operations of $10.4 million. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $29.4 million for the nine months ended September 30, 2022 and $130.5 million for the nine months ended September 30, 2021. $97.8 million of the decrease is a non-cash decrease in interest related to the Shareholder Notes which were paid in full in connection with the closing of the Business Combination. $3.3 million is a decrease in interest due to lower outstanding borrowing amounts associated with 2021 Credit Agreement compared to 2019 Credit Facility which was paid in full in connection with the closing of the Business Combination. For more information, see Note 8, Borrowings, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency loss, net
We recorded a loss of $7.9 million for the nine months ended September 30, 2022 and a gain of $4.3 million for the nine months ended September 30, 2021 from foreign currency exchange. The change in net foreign currency losses is due to depreciation in European and Canadian local currencies in relation to the U.S. dollar and its impact on the Company's foreign revenues.
Change in fair value of warrant liabilities
We recognized an unrealized gain of $27.5 million resulting from a decrease in the fair value of the Public Warrant and Private Placement Warrant liabilities during the nine months ended September 30, 2022. See Note 16, Fair Value Measurements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
The effective income tax rate was 11.4% and (1.9)% for the nine months ended September 30, 2022 and the nine months ended September 30, 2021, respectively. The effective income tax rate for the nine months ended September 30, 2022 was impacted by the mix of earnings and certain adjustments for the Successor Period as a result of the Business Combination. The effective income tax rate for the nine months ended September 30, 2021 was impacted by the mix of earnings and valuation allowances in the Predecessor Period.

The effective income tax rate for the Successor Period differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences. The effective income tax rate for the Predecessor Period differs from the U.K. statutory rate of 19% due primarily to valuation allowances on certain U.K. losses.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act that includes a new alternative minimum tax based upon financial statement income (book minimum tax), an excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The new book minimum tax is not expected to have a material impact on our consolidated financial statements. Separately, we are assessing the tax incentives in the legislation which could change our pre-tax or after-tax amounts and impact our tax rate.
Business segments
The following provides detail for business segment results for the nine months ended September 30, 2022 and 2021. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, shared overhead and other costs related to restructuring activities and costs to achieve operational initiatives, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 15, Segment Information, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Medical

	Unaudited
	Successor	Predecessor
(In millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenues	$195.6	$155.6
Loss from operations	$(3.2)	$(0.1)
Loss from operations as a % of revenues	(1.6)%	(0.1)%

Medical segment revenues were $195.6 million for the nine months ended September 30, 2022 and $155.6 million for the nine months ended September 30, 2021, which is an increase of $40.0 million. Revenues increased primarily due to the impact of the CIRS acquisition contributing $10.4 million, the impact of prior year purchase accounting adjustment related to the SNC acquisition which resulted in a revenue reduction of $11.7 million, and an increased revenue of $21.0 million due to price increases and organic growth. Offsetting the increase in the Medical segment revenues period over period was a negative foreign currency exchange impact by approximately $1.9 million.
Loss from operations, which excludes non-operational costs, was $3.2 million and $0.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, representing an increase in loss from operations of $3.1 million. The increase in loss from operations period over period was largely due to an increase in amortization expenses of $24.4 million resulting from increased intangible assets from the Business Combination and costs related to CIRS business ($13.4 million). Offsetting the increase in loss from operations was the increase in revenues described above, decreased research and development costs of $2.0 million, and a $1.3 million reduction in compensation expenses.
Industrial

	Unaudited
	Successor	Predecessor
(In millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenues	$304.3	$334.9
(Loss) Income from operations	$(49.1)	$60.2
(Loss) Income from operations as a % of revenues	(16.1)%	18.0%

Industrial segment revenues were $304.3 million for nine months ended September 30, 2022 and $334.9 million for the nine months ended September 30, 2021, representing a decrease of $30.6 million. The decrease is primarily driven by delays caused by project execution timing from supply chain issues and impacts from the Russia-Ukraine conflict of $16.0 million and foreign exchange rate fluctuations of $20.2 million, offset by $5.5 million for the impact of the SIS acquisition in 2022.
Loss from operations, which excludes non-operational costs, was $49.1 million for the nine months ended September 30, 2022 and Income from operations was $60.2 million for the nine months ended September 30, 2021. Loss from operations, which excludes non-operational costs, increased $109.3 million period over period driven primarily by the decrease in revenues described above, the goodwill impairment charge of $55.2 million recognized during nine months ended September 30, 2022, higher cost of revenues including $5.4 million of inventory step-up and higher amortization of $33.8 million, both related to the Business Combination purchase accounting.
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

Corporate and other costs were $83.6 million for the nine months ended September 30, 2022 and $73.2 million for the nine months ended September 30, 2021, which represents an increase of $10.4 million. The increase versus the comparable period was predominantly driven by an increase in stock-based compensation expense of $24.1 million (see Note 13, Stock-Based Compensation, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and an increase of $1.8 million in compensation expense, a $4.5 million increase in Corporate insurance and systems infrastructure costs and a $3.5 million increase in professional services mostly due to becoming a public company, offset by a $23.2 million decrease in other costs related to company-wide initiatives including legal and professional fees related to the Business Combination that occurred during the nine months ended September 30, 2021 and reduced restructuring costs. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 15, Segment Information, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

	Successor				Predecessor
(In millions, except per share amounts)	September 30, 2022	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Revenues	$160.9	$175.8	$163.2	$154.1	$168.0	$144.3	$180.0	$166.2	$150.8
Adjusted revenues(1)(2)	$160.9	$175.8	$163.2	$156.4	$172.5	$148.0	$183.7	$170.5	$150.8
Net loss	$(50.4)	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(54.0)	$(40.7)	$(23.4)
Adjusted net income (loss)(1)(3)	$5.6	$24.4	$17.5	$25.6	$(33.9)	$(20.1)	$(23.4)	$(10.1)	$(0.4)
Net loss per common share attributable to Mirion Technologies, Inc. (Successor)	$(0.26)	$(0.32)	$0.10	$(0.12)	N/A	N/A	N/A	N/A	N/A
Adjusted EPS(1)(4)	$0.03	$0.13	$0.10	$0.14	N/A	N/A	N/A	N/A	N/A
EBITA(1)(5)	$(7.1)	$(20.8)	$23.6	$8.4	$(38.8)	$8.5	$22.7	$13.8	$16.4
EBITDA(1)(5)	$0.3	$(13.5)	$29.8	$13.7	$(32.6)	$13.6	$29.5	$18.8	$21.0
Adjusted EBITDA(1)(5)	$30.8	$42.6	$34.9	$44.5	$31.2	$30.9	$49.9	$39.8	$38.3
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
(2)The following table reconciles Adjusted revenues to the most directly comparable U.S. GAAP financial performance measure, which is revenues:

	Successor				Predecessor
(In millions)	September 30, 2022	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Revenues	$160.9	$175.8	$163.2	$154.1	$168.0	$144.3	$180.0	$166.2	$150.8
Revenue reduction from purchase accounting	—	—	—	2.3	4.5	3.7	3.7	4.3	—
Adjusted revenues	$160.9	$175.8	$163.2	$156.4	$172.5	$148.0	$183.7	$170.5	$150.8

(3)The following table reconciles Adjusted net income (loss) to the most directly comparable U.S. GAAP financial performance measure, which is net loss:

	Successor				Predecessor
(In millions, except per share amounts)	Three Months Ended September 30, 2022	Three Months Ended June 30, 2022	Three Months Ended March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Net loss	$(50.4)	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(54.0)	$(40.7)	$(23.4)
Revenue reduction from purchase accounting	—	—	—	2.3	4.5	3.7	3.7	4.3	—
Cost of revenues impact from inventory valuation purchase accounting	—	—	6.3	15.8	—	—	—	4.7	0.5
Foreign currency loss (gain), net	3.1	3.3	1.5	1.6	(0.6)	(1.4)	1.1	(4.0)	8.2
Amortization of acquired intangibles	35.2	37.5	38.8	32.0	19.7	16.1	18.6	18.6	13.5
Stock/share-based compensation	8.5	8.5	7.8	5.3	9.3	—	—	(0.1)	0.1
Increase (decrease) in fair value of warrant liabilities	12.0	(19.6)	(19.9)	(1.2)	—	—	—	—	—
Goodwill impairment	—	55.2	—	—	—	—	—	—	—
Debt extinguishment	—	—	—	—	15.9	—	—	—	—
Non-operating expenses	6.9	8.7	9.4	7.0	34.7	15.0	15.6	16.1	8.5
Tax impact of adjustments above	(9.7)	(9.9)	(7.4)	(14.2)	(11.7)	(6.8)	(8.4)	(9.0)	(7.8)
Adjusted net income (loss)	$5.6	$24.4	$17.5	$25.6	$(33.9)	$(20.1)	$(23.4)	$(10.1)	$(0.4)
Weighted average common shares outstanding — diluted	181.352	180.992	180.992	180.773	N/A	N/A	N/A	N/A	N/A
Adjusted EPS	$0.03	$0.13	$0.10	$0.14	N/A	N/A	N/A	N/A	N/A

(4)The following table reconciles Adjusted EPS to the most directly comparable U.S. GAAP financial performance measure, which is Net loss per common share attributable to Mirion Technologies, Inc. (Successor):

	Successor*
(Amounts per share, except for outstanding shares in millions)	Three Months Ended September 30, 2022	Three Months Ended June 30, 2022	Three Months Ended March 31, 2022	From October 20, 2021 through December 31, 2021
Net loss per common share attributable to Mirion Technologies, Inc. (Successor)	$(0.26)	$(0.32)	$(0.10)	$(0.12)
Loss attributable to noncontrolling interests	(0.02)	(0.01)	(0.01)	(0.01)
Revenue reduction from purchase accounting	—	—	—	0.01
Cost of revenues impact from inventory valuation purchase accounting	—	—	0.04	0.09
Foreign currency loss (gain), net	0.02	0.02	0.01	0.01
Amortization of acquired intangibles	0.19	0.21	0.22	0.18
Stock-based compensation	0.05	0.05	0.04	0.03
Increase (decrease) in fair value of warrant liabilities	0.06	(0.11)	(0.11)	(0.01)
Goodwill impairment	—	0.30	—	—
Non-operating expenses	0.04	0.05	0.05	0.04
Tax impact of adjustments above	(0.05)	(0.06)	(0.04)	(0.08)
Adjusted EPS	$0.03	$0.13	$0.10	$0.14

Weighted average common shares outstanding — basic and diluted	181.333	180.992	180.774	180.773
Dilutive Potential Common Shares - RSU's	0.019	0.031	—	0.003
Adjusted weighted average common shares — diluted	181.352	181.023	180.774	180.776
* Note that Predecessor quarters have not been presented as Adjusted EPS is not meaningful for periods prior to the Business Combination due to the change in the capital structure.

(5)The following table reconciles EBITA, EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net loss:

	Successor				Predecessor
(In millions)	September 30, 2022	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Net loss	$(50.4)	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(54.0)	$(40.7)	$(23.4)
Interest expense, net	13.1	8.4	7.9	6.2	52.8	43.8	43.7	43.0	38.5
Income tax (benefit) provision	(5.0)	(7.4)	(4.1)	(6.8)	(5.6)	(4.7)	14.4	(7.1)	(12.2)
Amortization	35.2	37.5	38.8	32.0	19.7	16.1	18.5	18.6	13.5
EBITA	$(7.1)	$(20.8)	$23.6	$8.4	$(38.8)	$8.5	$22.6	$13.8	$16.4
Depreciation	7.4	7.3	6.2	5.3	6.2	5.1	6.9	5.0	4.6
EBITDA	$0.3	$(13.5)	$29.8	$13.7	$(32.6)	$13.6	$29.5	$18.8	$21.0
Stock/share-based compensation expense	8.5	8.5	7.8	5.3	9.3	—	—	(0.1)	0.1
Increase (decrease) in fair value of warrant liabilities	12.0	(19.6)	(19.9)	(1.2)	—	—	—	—	—
Goodwill impairment	—	55.2	—	—	—	—	—	—	—
Debt extinguishment	—	—	—	—	15.9	—	—	—	—
Foreign currency loss (gain), net	3.1	3.3	1.5	1.6	(0.6)	(1.4)	1.1	(4.0)	8.2
Revenue reduction from purchase accounting	—	—	—	2.3	4.5	3.7	3.7	4.3	—
Cost of revenues impact from inventory valuation purchase accounting	—	—	6.3	15.8	—	—	—	4.7	0.5
Non-operating expenses	6.9	8.7	9.4	7.0	34.7	15.0	15.6	16.1	8.5
Adjusted EBITDA	$30.8	$42.6	$34.9	$44.5	$31.2	$30.9	$49.9	$39.8	$38.3
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

At September 30, 2022 and December 31, 2021 we had $58.4 million and $84.0 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $37.0 million and $69.5 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $90.0 million of revolving borrowings.
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
The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on LIBOR (with customary fallback provisions described below) for borrowings in U.S. dollars, a floating rate formula based on EURIBOR for borrowings in Euro or a floating rate formula based on SONIA for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing. The 2021 Credit Agreement includes fallback language that seeks to either facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based on the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon triggering events. On July 1, 2022, the interest rate under the 2021 Credit Agreement increased to 5.63%, compared with the previous rate of 3.25%, due to the recent increases in LIBOR and will remain at this rate for the remainder of 2022.
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

Cash flows
Nine months ended September 30, 2022 (Successor) compared to nine months ended September 30, 2021 (Predecessor)

	Unaudited
	Successor	Predecessor
(In millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net cash provided by operating activities	$14.2	$44.8
Net cash used in investing activities	$(28.5)	$(38.6)
Net cash used in financing activities	$(5.0)	$(10.3)
Non-GAAP:

	Unaudited
	Successor	Predecessor
(In millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net cash provided by operating activities	$14.2	$44.8
Purchases of property, plant, and equipment and badges	(22.7)	(22.7)
Free cash flow(1)	$(8.5)	$22.1
Cash used for non-operating expenses	24.9	34.1
Adjusted free cash flow(1)	$16.4	$56.2
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
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $14.2 million for the nine months ended September 30, 2022 (Successor) and $44.8 million for the nine months ended September 30, 2021 (Predecessor), representing a decrease of $30.6 million.
The decrease is partially due to our net loss, adjusted for non-cash items, declining by $6.0 million. Net loss decreased by $12.6 million. Non-cash add-backs to net income included a decrease of accrual of in-kind interest on notes payable to related parties by $96.8 million, a decline in deferred income taxes by $34.2 million, and a decline in the fair value of warrant liabilities by $27.5 million, partially offset by an increase in depreciation and amortization by $62.3 million, a $55.2 million increase in goodwill impairment, and a $24.9 million increase in stock-based compensation expense. Cash from working capital decreased by $24.6 million period over period. Within working capital, changes in inventories decreased by $33.6 million, changes in accounts payable decreased by $9.1 million, changes in costs in excess of billings decreased by $7.6 million, and changes in other liabilities decreased by $7.6 million, partially offset by an increase in changes in accounts receivable of $17.6 million and an increase in changes in other assets of $10.4 million.

Net Cash Used in Investing Activities
Net cash used in investing activities was $28.5 million for the nine months ended September 30, 2022 (Successor) and $38.6 million for the nine months ended September 30, 2021 (Predecessor). The difference is driven primarily by a $9.3 million decline in payments related to acquisitions ($6.6 million of cash consideration paid for the purchase of the CI business of Collins Aerospace during the nine months ended September 30, 2022 compared with the payment of deferred consideration of $15.9 million related to the SNC acquisition during the nine months ended September 30, 2021. Additionally, cash provided from the sale of property, plant and equipment was $0.8 million for the nine months ended September 30, 2022.
Net Cash Used in Financing Activities
Net cash used in financing activities was $5.0 million during the nine months ended September 30, 2022 (Successor) and $10.3 million during the nine months ended September 30, 2021 (Predecessor). The decrease of $5.3 million primarily relates to a $7.6 million decline in principal repayments due to a change in debt structure.
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
During the three months ended September 30, 2022, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.
Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the periods ended September 30, 2022 and December 31, 2021.
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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q, before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances may have an adverse effect on our business, results of operations and financial condition. However, the selected risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, results of operations or financial condition. In such a case, the trading price of our securities could decline and you may lose all or part of your investment.

Summary of Principal Risk Factors

Below is a summary of some of the risks that we face. This summary is not complete, and should be read together with this entire section of “Risk Factors,” as well as the other information in this Quarterly Report on Form 10-Q and the other filings that we make with the SEC.
•We have incurred operating losses in the past and expect to incur operating losses in the future.
•Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations.
•The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition.
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
•Certain of our products require the use of radioactive sources or incorporate radioactive materials, which subject us and our customers to regulations, related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.
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
•A failure or breach of our or our vendors’ information technology (“IT”), data security infrastructure, or the security infrastructure of our products, or the discovery or exploitation of defects or vulnerabilities in the same, has subjected us in the past and may in the future subject us and our products to increased vulnerability to unauthorized access and other forms of cyberattacks and could materially and adversely impact our or our customers’ business, reputation, results of operations and financial condition.
•We and our customers operate in highly regulated industries that require us and them to obtain, and comply with, federal, state, local and foreign government permits and approvals.
•We must comply with the FCPA, and analogous non-U.S. anti-bribery and anti-corruption laws, including the UKBA. The failure by us or our third-party sales representatives’ or distributors’ to comply with such laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and materially and adversely affect our business, results of operations and financial condition.
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

As of September 30, 2022, we had an accumulated deficit of $255.0 million. For the nine months ended September 30, 2022, the period from October 20, 2021 through December 31, 2021 (the “Successor Period”), the period from July 1, 2021 through October 19, 2021 (the “Predecessor Stub Period”), and the fiscal year ended June 30, 2021, we experienced net losses of $128.7 million, $23.0 million, $105.7 million, $158.4 million, respectively. We cannot assure you that we will achieve positive net income in any future period. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we are incurring additional legal, accounting and other expenses that we did not incur as a private company. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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
•international trade conditions, such as the Russia-Ukraine conflict and tariffs imposed by both the United States and China on the import of certain goods;
•the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;
•the timing of revenue recognition, which often requires customer acceptance of the delivered products;
•delays, postponements or cancellations of construction or decommissioning of NPPs caused by, for example, financing difficulties or regulatory delays;
•NPP outages, which are typically higher in the spring and fall due to reduced electricity demands
•adverse economic, financial and/or political conditions, as well as man made or natural disasters, such as pandemics, in one or more of our target end markets;
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

The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition

We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. Russia’s invasion of Ukraine, the ensuing build-up of Russian sanctions and other impacts on this region have impacted the global economic environment and currencies resulting in fluctuating demand for our products and services, delays or cancellations of customer projects and difficulties in supplying and sourcing products from this and other geographic regions. In addition, it has become more difficult for certain of our customers’ to satisfy their obligations to us as a result of the conflict. In addition, we have been adversely impacted and we may experience further impacts as the conflict continues. On May 2, 2022, one of the Company's customers announced that it had terminated a contract with a Russia state-owned entity to build a nuclear power plant in Finland, which termination had an impact on our goodwill and our backlog (see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Russia and Ukraine and Note 7, Goodwill and Intangible Assets, to the condensed consolidated financial statements, each included elsewhere in this Quarterly Report on Form 10-Q). In addition, we have experienced and may continue to experience delays in revenue recognition, order booking and contract payments due to export controls and other sanctions instituted to date. Additional contracts or projects may be subject to delays or terminations as the situation evolves. In addition, while none of these customers have asked for advanced payment refunds, they could seek to recover previous payments made to us depending on future developments. The Russian-Ukraine conflict may also escalate or expand in scope, thereby exacerbating its impact. The broader consequences of this conflict cannot be predicted, nor can we predict the conflict's ultimate impact on the global economy or our business, results of operations, and financial condition. We also are continuing to sell medical equipment and related products into Russia in compliance with applicable U.S. export control regulations, however we may be subject to criticism for continuing to sell products to Russia which may damage our reputation, the consequences of which are difficult to predict. The Russia-Ukraine conflict has heightened other risks disclosed herein, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyber-attacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects, each of which could materially adversely affect our business, results of operations, and financial condition.

Accidents involving nuclear power facilities, including but not limited to events similar to Fukushima, or terrorist acts or other high profile events involving radioactive materials could materially and adversely affect our customers and the markets in which we operate and increase regulatory requirements and costs that could in turn materially and adversely affect our business.

Successful execution of our business model in the nuclear power end market is dependent upon a certain level of public support for nuclear power. Nuclear power faces strong opposition from certain competitive energy sources, individuals, and organizations. The accident that occurred at the Fukushima nuclear power plant in Japan beginning on March 11, 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to new construction of nuclear power plants, an early shut down of existing power plants, or a dampening of the favorable regulatory climate needed to introduce new nuclear technologies. As a result of the Fukushima accident, some countries that were considering launching new domestic nuclear power programs have delayed or cancelled the preparatory activities they were planning to undertake as part of such programs. As part of the Russia-Ukraine conflict, Russia has seized control and is occupying Europe’s largest nuclear power plant, Zaporizhzhia, and has also stated that it may use nuclear weapons as part of the ongoing conflict. Any nuclear incident at Zaporizhzhia or at the other nuclear power plants in Ukraine as a result of the Russia-Ukraine conflict or any use of nuclear weapons could have devastating consequences and, similar to the Fukushima disaster or other events, could foster public opposition to nuclear power, more onerous regulatory requirements with increased costs and dampen customer demand for our products in the nuclear end market, all of which could materially and adversely affect our business, results of operations and financial condition.

We and many of our customers operate in a politically sensitive environment, and the public perception of nuclear energy or nuclear medicine can affect our customers and us.

We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Opposition by third parties can delay or prevent the construction of new nuclear power plants and can limit the operation of nuclear reactors. Adverse public reaction to developments in the use of nuclear power or nuclear radiation could directly affect our customers and indirectly affect our business. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes delaying construction schedules by decades or more or even shutting down operations. For example, anti-nuclear groups in Germany successfully lobbied for the adoption of the Nuclear Exit Law in 2002, which requires the shutdown of all German NPPs by the end of 2022. Such law has not been reversed as of the date of this Quarterly Report. Adverse public reaction could also lead to increased regulation or limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers and our business.

Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19. The global spread of COVID-19 has created significant volatility, uncertainty and worldwide economic disruption, resulting in an economic slowdown of potentially extended duration.

COVID-19 and related new variants have had and may continue to have an adverse impact on our operations and supply chains, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. The United States and other governments have reacted with an array of disparate laws and regulations which makes implementation and enforcement difficult and creates uncertainties for our and other businesses. Due to these impacts and measures, we have experienced unpredictable reductions in demand for certain of our products and services. In addition, our ability to continue to manufacture products is highly dependent on our ability to retain, continue to hire and maintain the safety and health of our factory employees. COVID-19 has had and may continue to have an adverse impact on employees’ willingness to work onsite in our offices, including as a result of vaccine mandates in the United States and other countries, and we have experienced COVID-19 related attrition. In addition, the ability of employees to work may be impacted by contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our employees, these measures may not be successful, and we may be required to temporarily close facilities or take other measures. For example, many of our facilities have undergone brief closures and/or severe limitations of onsite activities due to the COVID-19 pandemic. While we are staying in close communication with our sites, employees, customers and suppliers and acting to mitigate the impact of this dynamic and evolving situation, the duration and extent of the effect of COVID-19 on us is not determinable.

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

Supply shortages, labor shortages and continuing cost increases could materially and adversely affect our business, results of operations and financial condition.

We have experienced, and expect to continue to experience, a significantly stressed supply of labor, materials and freight, and we expect this to continue. The costs of materials and components of our products and the costs of labor and freight have been rising. In particular, some of our products incorporate microchips and other semiconductor components for which there is a global supply shortage. Similar to other companies, we have experienced, and may continue to experience, that certain of our product components we source from other companies contain substandard, counterfeit or otherwise faulty parts such that our end product does not function as expected. In such case, we could be required to repair or replace such faulty products at our expense. We also cannot predict future inflationary pressures or increases in tariffs on imported materials. The United States has imposed extraordinary tariffs and extensive export controls targeted primarily at the semiconductor industry in China and there is a risk that similar restrictive export control regulations and policies will be implemented in other industries which could affect our ability to supply Chinese customers. Further, if China retaliates to such measures or there is a conflict between China and Taiwan, which is a leading producer of semiconductors, there could be further disruption to the semiconductor industry and global supply chains. We or the suppliers we procure components from may be unable to manufacture our products at prices our customers would accept, or at all. Any inability to pass on future increased costs to customers would put downward pressure on our operating margins and materially and adversely affect our business, results of operations and financial condition.

Our reliance upon sole or limited sources of supply for certain materials or components could cause production interruptions, delays and inefficiencies.

We purchase materials, components, and equipment from third parties for use in our manufacturing operations. For example, we purchase cryogenic cooling equipment to support our spectroscopy line of products. There is a limited supply market for this type of equipment, and these products are designed specifically for use in our products. Qualification and design of new equipment will require time and resources to complete. Our results of operations could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies, or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase, or we may breach our contractual commitments and incur liabilities or be subject to litigation. Conversely, in order to secure supplies for the production of products, we sometimes enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.

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

If we are unable to develop new products or enhance existing products to meet our customers’ needs and compete favorably in the market, we may be unable to attract or retain customers

The markets in which we compete are subject to technological changes, product obsolescence and evolving industry standards. Our ability to successfully compete in these markets and to continue to grow our business depends in significant part upon our ability to develop, introduce and sell new and enhanced products in a timely and cost-effective manner, and to anticipate and respond to changing customer requirements. We have experienced, and may in the future experience, delays in the development and introduction of new products. These delays could provide a competitor a first-to-market advantage or greater market share. Defects or errors found in our products after commencement of commercial shipment could result in delays in market acceptance of these products. For example, our nuclear medicine and imaging products may become obsolete or unmarketable if new technologies are introduced to the market, or if new industry standards emerge. We may not be able to leverage our assets to diversify our products and services fast enough to generate revenue beyond our current markets in a timely manner. If we are unable to diversify our product and service offerings quickly enough to respond to market changes, our financial viability may worsen.

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

We exercise judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the performance obligation. Revenue recognized on an over-time basis for the nine months ended September 30, 2022, the Predecessor Stub Period from July 1, 2021 to October 19, 2021 and the Successor Period from October 20, 2021 to December 31, 2021 accounted for approximately 35%, 26% and 22%, respectively, of total net sales. Typically, overtime revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on our consolidated financial position, results from operations, or cash flows.

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

As part of our business and growth strategy, we have made and plan to continue to make acquisitions of, or significant investments, in businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce, reinforce our supply chain or enhance our technological capabilities. We plan to continue exploring additional acquisition opportunities, but we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. If our expected returns on these transactions are not achieved, it could adversely impact our business, results of operations and financial condition. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, may incur unexpected costs or reduced growth during the integration process or fail to realize the anticipated benefits. Our ability to grow our business through acquisitions is subject to numerous risks, including competition for the acquisition of attractive or promising businesses or assets, the need to finance such acquisitions through cash on hand or debt, equity or equity-linked financing, and the need to secure required governmental approvals under antitrust and competition laws in the United States and worldwide. The sale of equity or equity-linked securities or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our products or a decrease in customer spending results in lower sales which would adversely affect our business, results of operations and financial condition.

Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could have a material and adverse affect on our business, results of operations and financial condition.

We enter into fixed-price contracts with our customers and our failure to mitigate certain risks associated with such contracts may result in reduced operating margins.

We estimate that approximately a quarter of our revenue was associated with contracts with a duration of 12 months or longer and approximately 60% of such revenue was associated with contracts with fixed-price arrangements which do not provide for price escalation in the event of unanticipated cost overruns, in each case for the fiscal year ended June 30, 2021, respectively. Under these contracts, we perform our services and provide our products at a fixed price. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. We have in the past experienced unanticipated cost overruns on some of our fixed-price contracts. If our cost estimates for a contract are inaccurate or if we do not execute the contract within our cost estimates, we may incur losses or the contract may not be as profitable as we expected. In addition, even though some of our longer-term contracts contain price escalation provisions, such provisions may not fully provide for cost increases, whether from inflation, the cost of goods and services to be delivered under such contracts or otherwise. In addition, we are sometimes required to incur costs in connection with modifications to a contract that may not be approved by the customer as to scope or price, or to incur unanticipated costs, including costs for customer-caused delays, errors in specifications or designs or contract termination, that we may not be able to recover. These, in turn, could materially and adversely affect our business, results of operations and financial condition.

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

Although the amount of our backlog is based on signed purchase orders or other written contractual commitments, we cannot guarantee that our order backlog will result in actual revenue in the originally anticipated period or at all. As of September 30, 2022, December 31, 2021 and June 30, 2021 our estimated combined order backlog was $726.4 million, $747.5 million and $715.8 million, respectively. The majority of our combined backlog is expected to be delivered within two years. In addition, the mix of contracts included in our order backlog can greatly affect our margins in future periods, which may not be comparable to our historical product mix and operating results. Our customers may experience project or funding delays or cancel orders due to factors beyond our control. If customers terminate, reduce or defer firm orders, whether due to fluctuations in their business needs or purchasing budgets or other reasons, our sales will be adversely affected and we may not realize the revenue we expect to generate from our backlog or, if realized, the revenue may not translate into profit. We estimate approximately 10%-15% of our backlog at any point in time is related to contracts that are unfunded and may be at risk for cancellation if funding is not appropriated. If our order backlog fails to result in revenue in a timely manner or at all, we could experience an overall reduction in revenue and liquidity.

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

Revenue generated from outside of North America accounted for approximately 35%, 40%, 36%, and 45% of our net sales for the nine months ended September 30, 2002, the Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Stub Period from July 1, 2021 through October 19, 2021, and in our fiscal year ending June 30, 2021 ("fiscal 2021"), respectively, and approximately 48% of our net sales in our fiscal years ended June 30, 2020 and June 30, 2019. We anticipate that international sales will continue to constitute a material percentage of our total net sales in future periods. As a result, our operations are subject to risks associated with global operations and sales, including:

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

We are also subject to risks associated with the imposition of legislation and regulations relating to the import or export of our products. Furthermore, the failure to comply with export control regulations and to obtain required approvals could result in loss of the ability to continue to export products, fines and penalties. See “Legal and Regulatory Risks—We are subject to, or may otherwise be impacted by, a variety of federal, state, local and foreign laws and regulatory regimes, including governmental export and import controls, sanctions and anti-corruptions laws. Failure to comply with such laws and regulations could subject us to, among other things, penalties and legal expenses which could materially and adversely affect our business, results of operations and financial condition.”

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

U.S. government contractors and subcontractors must comply with specific procurement regulations and other requirements, including with respect to ethics and business conduct, cost accounting, pricing, intellectual property, employment, cybersecurity and supply chain issues. Accordingly, we are subject to routine audits and investigations by U.S. government agencies and held to strict compliance standards. If we fail to comply and demonstrate our compliance with these rules and regulations, we could be subject to contract modification or termination, the assessment of criminal and civil penalties and fines, and/or suspension or debarment from government contracting and subcontracting. As of September 30, 2022, certain audits remain open and although we have recorded contract revenues based upon our estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our results of operations may be adversely affected.

Furthermore, we have bid, and may in the future submit bids, for U.S. government contracts that require various levels of security clearances with the Department of Defense or Department of Energy. Obtaining and maintaining security clearances for employees involves a lengthy process and such clearances may ultimately not be granted. It can also be difficult to identify, recruit and retain employees who already hold security clearances. If we or our employees are unable to obtain or retain security clearances, or if our employees who hold security clearances stop working for us, we may face delays in fulfilling contracts, be unable to fulfill or secure new government contracts or be subject to contract cancellations with any of our customers involved in classified work. Any breach of security for which we are responsible could seriously harm our business, damage our reputation and make us ineligible to work on any classified programs.

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

A failure or breach of our or our vendors’ information technology data security infrastructure, or the security infrastructure of our products, or the discovery or exploitation of defects or vulnerabilities in the same, has subjected us in the past and may in the future subject us and our products to increased vulnerability to unauthorized access and other forms of cyberattacks and could materially and adversely impact our or our customers’ business, reputation, results of operations and financial condition.

We rely upon the capacity, reliability and security of our and our vendors’ IT and data security infrastructure and our and our vendor’s ability to expand and continually update this infrastructure in response to the changing needs of our business. As we implement new systems or integrate existing systems, they may not perform as expected, which may result in liability or incurred costs, including litigation. If we experience an issue with the functioning of an important IT system or a security breach of our IT systems, including during necessary system upgrades and/or new system implementations, the resulting disruptions, including because of investigations or litigation, could have a material and adverse effect on our business, results of operations and financial condition. We are indirectly exposed to the same risks in our supply chain. Furthermore, we collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on our IT and data security infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent data compromise and rely on commercially available systems, software, tools, and monitoring to provide security for our IT systems and the processing, transmission and storage of digital information. We have also outsourced elements of our IT systems and, as a result, a number of third-party vendors may or could have access to our confidential information.

Despite our implementation of security measures, our IT systems, like those of other companies, are vulnerable to damage or interruption from a variety of sources, including physical damage, telecommunications or network failures or interruptions, system malfunction, natural disasters and malicious human acts. Such IT systems, including our servers, are additionally vulnerable to physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, third-party service providers, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). For example, in February 2021, we experienced a ransomware attack that involved the unauthorized access to certain of our servers. While we were able to detect and stop the unauthorized access before any substantial amount of information was accessed and before the attacker was able to encrypt our systems, the attacker misappropriated certain personal and proprietary information and publicly published certain of such information. We reported the incident to the applicable government authorities in France, Germany and the United States. Additionally, one of our acquired subsidiaries experienced a ransomware attack in February 2020, prior to our acquisition of such subsidiary.

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

Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Thomas D. Logan, our Chief Executive Officer, and Brian Schopfer, our Chief Financial Officer.

Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. In particular, engineers skilled in the analog technologies used in certain of our products are in high demand and competition to attract such personnel is intense. In addition, the expected increase in construction of new NPPs may exacerbate the shortage of radiation engineers and other qualified personnel. We have also recently observed general labor shortages, increasing competition for talent, and increasing employee attrition including at some sites where we have an aging workforce and we also face the risk employee attrition and backfilling positions in connection with employee attrition following acquisitions or restructurings. We are continually recruiting such personnel; however, we cannot assure you that we will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire such persons over time. The high demand for such personnel may increase the costs to us to recruit and retain employees.

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

Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA’s Quality System Regulations (“QSR”), which are medical device good manufacturing practices for any products imported into, or sold within, the United States. Other jurisdictions where our medical device products are distributed and sold have their own regulatory requirements that include quality and manufacturing requirements and controls. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe and Canada, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the U.S. Federal Food, Drug and Cosmetic Act (“FDCA”), which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through inspections, both periodic and for cause. We have been, and will continue being subject to such inspections.

Sometimes inspections result in warning letters which are publicly available and can result in adverse publicity or litigation. Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable regulatory requirements and standards could result in enforcement actions, including a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. Any inspection or government action based on alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to keep our products on the market and generate revenue. In addition, because some foreign regulatory approvals require approvals or clearances from the FDA, any failure to comply with FDA requirements may also disrupt our sales of products in other countries. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements, or that we, or our third-party suppliers, have in all instances fully complied with all applicable requirements. If any of these events occur, our reputation could be harmed, we could lose customers and our business, results of operations and financial condition could be materially and adversely affected, including as the result of litigation.

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

Our operations, and the operations of our suppliers, distributors or customers, could be subject to natural and man made disasters and other business disruptions, which could materially and adversely affect our business and increase our expenses.

Our operations could be subject to natural disasters and other business disruptions, which could lead to reductions of revenue and increases in costs and expenses. For example, some of our facilities are located in areas with earthquake fault lines or in hurricane zones. In the event of a major earthquake or other natural or man made disaster, we could experience business interruptions, destruction of or damage to facilities and/or loss of life, any of which could materially and adversely affect our business, results of operations and financial condition.

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

Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our board of directors as compared to a private company. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We have hired additional accounting and financial staff, and engaged outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which increased our operating expenses. We expect to continue work on the implementation and improvement of internal controls and to provide additional trainings to employees on the relevant topics, in particular in connection with acquisitions.

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

After completion of the above changes, our management believes the previously identified material weakness has been remediated. See "Part II. Item 9A. Controls and Procedures” of our most recent Annual Report on Form 10-K."

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

Legal and Regulatory Risks

We are subject to, or may otherwise be impacted by, a variety of federal, state, local and foreign laws and regulatory regimes, including governmental export and import controls, sanctions and anti-corruptions laws. Failure to comply with such laws and regulations could subject us to, among other things, penalties and legal expenses which could materially and adversely affect our business, results of operations and financial condition.

Our business is subject to extensive regulation by various federal, state, and local governmental agencies in the United States and all other countries in which we conduct business, including with respect to radioactive material exposure, antitrust, occupational safety, food and drug, medical device and other applicable healthcare and laboratory regulations, import and export controls, and labor and employment regulations. Noncompliance with applicable regulations could subject us to investigations, sanctions, enforcement actions, damages, fines, civil and criminal penalties, injunctions or debarment from government contracting or subcontracting. In addition, from time to time we have received, and may in the future receive, correspondence from former employees who threaten to bring claims against us alleging that we have violated one or more labor or employment regulations. An adverse outcome in any such litigation could require us to pay damages. If we become subject to government enforcement actions, or any governmental sanctions are imposed, or if we do not prevail in any civil or criminal litigation, our business, results of operations and financial condition could be materially and adversely affected. In addition, responding to any action could be costly and result in a significant diversion of management’s attention and resources.

We are also subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties, including intermediaries, agents and channel partners, to conduct our business in the U.S. and in other countries. We and these third-parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries, and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with these laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could materially and adversely affect our reputation, business, results of operations and financial condition.

Legal compliance with import and export controls, as well as with sanctions, in the United States and other countries, is complex, and compliance restrictions and expenses could materially and adversely impact our revenue and supply chain.

We are subject to a variety of import laws, export controls and economic sanctions laws and regulations, including rule changes, and evolving enforcement practices. Changes in import and export control or trade sanctions laws may restrict our business practices and affect our ability to supply our products to various countries and/or to various customers, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in claims for breach of existing contracts and modifications to existing compliance programs and training schedules. Violations of the applicable export or import control, or economic sanctions laws and regulations, such as an export to an embargoed country, or to a denied party, or the export of a product without the appropriate governmental license, may result in penalties, including fines, debarments from export privileges, and loss of authorizations needed to conduct aspects of our international business, and may harm our ability to enter into contracts with our customers who have contracts with the U.S. government. A violation of the laws and regulations enumerated above could materially and adversely affect our business, results of operations and financial condition.

We do business with Russian customers both inside and outside of Russia and with customers who have contracts with Russian counterparties. As a result of Russia's invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages. For more information, see “Risks Related to Our Business and Industry—The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition.”

The U.S. government has also imposed increasingly strict export control restrictions on exports to China including, most recently, extensive restrictions and extraordinary tariffs with respect to semiconductors. These regulatory changes and potential retaliatory moves by China could disrupt global semiconductor supply chains and make it more difficult for us to procure components for our products. In addition, such restrictions could be imposed on products in other industries, including products we sell. Further, the U.S. government has imposed export control restrictions on transactions with an increasing number of Chinese entities by adding those entities to the U.S. Bureau of Industry and Security (BIS) Entity List. Export licenses from BIS are required for the export, reexport or transfer (in country) of any commodities, software or technologies subject to U.S. export control jurisdiction to those BIS Entity List parties. Certain of our customers are subject to BIS Entity List export control restrictions which can make it more difficult or not possible to supply our products to those entities. If more of our customers are added to the BIS Entity List, it could make it more difficult to supply our products to those customers.

The impact of sanctions and export controls imposed against Russia, China or other countries or parties in those countries that may also be operating in other countries where we do business could materially and adversely impact our business, results of operations and financial condition.

Enhanced international tariffs, including tariffs that affect our products or components within our products, other trade barriers or global trade wars or domestic preferences could increase our costs and materially and adversely affect our business, results of operations and financial condition.

Our global business could be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. There is currently significant uncertainty about the future trade relationships between the United States and various other countries, most significantly Russia and China, with respect to trade policies, treaties, government regulations, sanctions and tariffs.

Certain components that we import into the United States from our suppliers are currently subject to enhanced or extraordinary tariffs and such additional tariffs can be imposed from to time. The imposition of enhanced or extraordinary tariffs could increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

We are subject to risks related to legal claims and proceedings filed by or against us, and adverse outcomes in these matters may materially harm our business.

We are subject from time to time to various claims, disputes, investigations, demands, arbitration, litigation or other legal proceedings. Legal claims and proceedings may relate to, among other things, labor and employment, commercial arrangements, intellectual property, disputes with customers or business partners, breach of contract, environmental, health and safety, property damage, theft, consumer protection, class action, mass tort and product liability, personal injury, false advertising, unfair competition or unfair trade practices, public or private nuisance, “whistleblower” litigation, fiduciary duties of our directors and officers, securities, Medicare and Medicaid reimbursement claims, false claims, radioactive contamination, indemnity, insurance and various other matters. Legal matters are inherently uncertain and we cannot predict the duration, scope, cost, outcome or consequences of such matters. In addition, we may be subject to product liability claims, including where our products are found to be defective in design or manufacture, a misstatement is found on product labeling or marketing materials or where our or our partners’ conduct is found to fall below the standard of care for a similarly situated medical device company. Accordingly, we should expect, in the ordinary course of business, to encounter class actions, mass tort actions, claims that allege our marketed products or products in development are mislabeled, mischaracterized or defective and violate applicable consumer protection statutes or FDA regulations or have caused, or could cause, serious adverse events or injury, including latent injury, and claims that our products have been, or should be recalled due to safety or warning defects. Although we have obtained insurance coverage, if such coverage is inadequate to cover such claims or actions, we must pay the amount of any settlement or judgment in excess of the policy limits. The unfavorable resolution of one or more of these matters could have a material and adverse impact on our business, results of operations and financial condition.

We and our customers and partners operate in highly regulated industries that require us and them to obtain, and comply with, federal, state, local and foreign government permits and approvals.

We and our customers operate in a highly regulated environment. Many of our products, particularly those offered by our Industrial segment, are subject to various domestic and international standards and are subject to product testing under extreme temperature, pressure, radiation and seismic conditions, known collectively as a qualification, for any given nuclear reactor design. In addition, many of our products and services, particularly those offered by our Medical segment, must be certified by the National Voluntary Laboratory Accreditation Program in the United States and by other governmental agencies in international markets. In addition, our customers and partners are required to obtain, and to comply with, federal, state, local and foreign government licenses, permits and approvals with respect to either their facilities or possession and use of radioactive sources or other radioactive materials.

Any of these accreditations, qualifications, licenses, permits or other approvals may be subject to denial, revocation or modification under various circumstances. Although such existing permits or approvals are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including but not limited to:

•failure to comply with environmental and safety laws and regulations;
•failure to comply with permit conditions or violations found during inspections or otherwise;
•local community, political or other opposition; and
•other governmental action.

Furthermore, if the requirements to obtain such permits or approvals change, including if existing rules or regulations are interpreted or enforced differently, we or our customers or partners may also incur substantial costs to adapt our products. Regulatory issues experienced by our customers may lead to delay or cancellation of their orders for our products and services or the discontinuance of future orders. Changes in industry standards and governmental regulations may increase our expenses or reduce demand for our products or services. We cannot assure you that we or our customers will be able to meet all potential regulatory challenges on a timely or cost-effective basis, or at all, and as such our business, results of operations and financial condition could be materially and adversely affected.

Changes in global or regional environmental conditions and governmental actions in response to climate changes may materially and adversely affect us.

There is growing concern from many members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have caused, and will continue to cause, significant changes in weather patterns and increases in the frequency and severity of natural disasters. Government mandates, standards or regulations intended to reduce greenhouse gas emissions or projected climate change impacts have resulted, and are likely to continue to result, in operational constraints and cause us to incur expenses that will place pressure on margins or that will require us to increase the price of our products and services to the point that it affects demand for those products and services and our business, results of operations and financial condition could be materially and adversely affected.

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

We also rely upon unpatented proprietary radiation detection expertise, continuing technological innovation and other trade secrets some of which is licensed from third parties, to develop and maintain our competitive position. We seek to enter into confidentiality agreements with our employees and third parties who have access to our confidential or proprietary information

The laws of foreign countries also may not adequately protect our intellectual property rights, including due to a lack of adequate remedies and enforcement mechanisms. Because we conduct a substantial portion of our operations and a majority of our sales have been outside of the United States, we have significant exposure to foreign intellectual property risks.

Others have in the past attempted, and may in the future attempt, to copy or otherwise obtain and use our intellectual property without our consent. Monitoring the unauthorized use of our intellectual property is difficult and we may fail to identify instances where a third party is infringing, misappropriating or otherwise violating our intellectual property.
We have in the past and may in the future initiate, litigation against one or more third parties to preserve or enforce our intellectual property rights or to challenge the validity and scope of proprietary rights asserted by others, and we could face counterclaims. Such efforts may be insufficient or ineffective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Furthermore, any such legal disputes we may initiate with our customers or companies with whom we have manufacturing relationships could substantially harm our relationships and sales. An adverse outcome in any such proceeding could subject us to significant liability for damages or invalidate our proprietary rights. Such litigation could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.

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

Any of these events or claims could result in litigation and require the company to pay significant costs in defense of such litigation, even if we are successful. If we aren’t successful in defending against such claims, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop or acquire non-infringing technology, discontinue the use of certain processes, obtain licenses to use the infringed technology or indemnify our customers. We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available on reasonable terms, or at all. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our stock. Any of these results would materially and adversely affect our business, results of operations and financial condition.

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

We currently have in effect, and may in the future enter into, agreements in which we agree to defend, indemnify and hold harmless our customers or suppliers from damages and costs that may arise from the infringement, misappropriation or other violation by our products of third-party patents, trademarks or other proprietary rights. Litigation related to such obligations could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. Our insurance does not cover intellectual property infringement. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.

Any actual or perceived failure to comply with evolving data privacy and data security laws and regulations in the jurisdictions where we operate, both inside and outside of the United States, could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could materially and adversely affect our business.

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we conduct our operations. Our collection, processing, distribution, and storage of personal information is subject to a variety of laws and regulations both in the United States and abroad, which could limit the way we market and provide our products and services. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business and, despite these efforts, there is a risk that we fail to comply and may become subject to government enforcement actions, fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, results of operations and financial condition. In addition, the regulatory framework for the handling of personal and confidential information is rapidly evolving and is likely to remain uncertain for the foreseeable future as new privacy laws are being enacted globally and existing laws are being updated and strengthened. These regulations include the California Consumer Privacy Act (“CCPA”) and California Privacy Rights Act (“CPRA”). The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA, which is in the process of developing new regulations. Numerous other states have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Moreover, we are required to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. These state statutes, and other similar state or federal laws that may be enacted in the future, may require us to modify our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business. Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union General Data Protection Regulation (“GDPR”). Additionally, following the United Kingdom’s withdrawal from the EU, we also are subject to the U.K. General Data Protection Regulation, a version of the GDPR as implemented into the laws of the U.K.

Moreover, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, rules regulations and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. If our public statements about our use, collection, disclosure and other processing of personal information, whether made through our privacy policies, information provided on our website, press statements or otherwise, are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action, including by the Federal Trade Commission or applicable state attorneys general.

These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. Claims that we have violated individuals’ privacy rights, failed to comply with privacy and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity could increase our operational costs and harm our business, results of operations and financial condition.

We do not control our suppliers, customers or business partners, and facts or circumstances that may occur as a result of their actions or omissions could harm our reputation and sales.

We do not control our suppliers, customers or partners, or their environmental or other practices. A violation of environmental or other laws by our suppliers, other customers or partners, or an environmental or public health incident at customer locations could create negative publicity and harm our reputation. Any conduct or actions that our suppliers could take could reduce demand for our products, harm our ability to meet demand or harm our reputation, brand image, business, results of operations and financial condition.

Some of our workforce is represented by labor unions or by works councils and are covered by collective bargaining agreements in connection with such representations. Labor group representation may lead to work stoppages that could materially and adversely affect our business, including as a result of a failure to renegotiate a collective bargaining agreement.

The majority of our EU employees are members of, or are represented by, works councils or trade unions and are covered by collective bargaining agreements, and in addition a small number of our U.S. employees are presently unionized. In addition, employees who are not currently members of, or otherwise represented by, labor organizations may seek such membership or representation, as applicable, in the future. We may experience related work stoppages or other labor disturbances in the future, including in connection with the renegotiation of collective bargaining agreements as they expire, which could adversely affect our business. Union and works council rules may limit our flexibility to respond to changing market conditions and the application of these rules could harm our business. Additionally, any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.

The elimination or any modification of the Price-Anderson Act’s indemnification authority could have adverse consequences for our business.

Certain of our products require the use of radioactive sources. In the United States, the Atomic Energy Act of 1954, as amended (“AEA”), comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price-Anderson Act, supports the nuclear services industry by offering broad indemnification for third-party public liability claims arising from a nuclear accident occurring at any commercial NPP in the United States. If the nuclear liability and indemnification authority in the United States or other countries is eliminated or adversely modified in the future, our business could be adversely affected if the owners and operators of NPPs cancel or delay plans to build new plants or curtail the operations of existing plants. Although it is unlikely that the nuclear liability financial protection authority under the Price-Anderson Act would be completely abolished, some aspects of the Act could be changed during future reauthorizations.

Certain of our products and software are subject to ongoing regulatory oversight by the FDA or equivalent regulatory agencies in international markets and if we are not able to obtain or maintain the necessary regulatory approvals we may not be able to continue to market and sell such products and this may materially and adversely affect our business.

The FDA regulates virtually all aspects of a medical device design, development, testing, manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, including a new intended use, indication, or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process generally takes from three to twelve months, and premarket approval generally takes from one to three years, but each can last longer. Additionally, outside of the United States, our products are subject to clearances and approvals by foreign FDA counterparts. In order to market our products internationally, we must obtain licenses or approvals from these governmental agencies, which could include local requirements, safety standards, testing or certifications, and can be time consuming, burdensome and uncertain. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA, or any foreign governmental agency in a timely fashion, if at all. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

Medical devices may only be marketed for the indications for which they are approved or cleared. The FDA and other foreign governments also may change their policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of our device, or could impact our ability to market our currently approved or cleared devices. We are also subject to medical device reporting regulations, which require us to report to the FDA and other international governmental agencies if our products cause or contribute to a death or a serious injury, or malfunction in a way that would likely cause or contribute to a death or a serious injury. Further, we are subject to the QSR in the United States and ISO 13485 certification in many international markets, ongoing compliance with which is necessary to receive and maintain FDA and other international clearances or approvals to market new products or to continue to market a cleared or approved product in the United States or globally. After a product is placed in the market, we are also subject to oversight by the FDA and Federal Trade Commission related to the advertising and promotion of our products to ensure our claims are consistent with our regulatory clearances, that there is scientific data to substantiate our claims, and that our advertising is not false or misleading. Our products are also subject to state regulations and various international laws and regulations.

A component of our strategy is to continue to upgrade products such as SunCHECK, SunScan 3D or Lynx. Our previous upgrades required 510(k) clearance and international registration before we were able to offer them for sale. We expect our future upgrades will similarly require 510(k) clearance or approval; however, future upgrades may be subject to substantially more time-consuming data generation requirements and uncertain premarket approval or clearance processes.
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

In addition to such anti-kickback laws, federal and state “false claims” laws generally prohibit the knowing filing or causing the filing of a false claim, or the knowing use of false statements to obtain payment from government payers.
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
If our past or present operations are found to be in violation of any of these “anti-kickback,” “false claims,” “self-referral” or other similar laws in foreign jurisdictions, we may be subject to the applicable penalties associated with the violation, which could adversely affect our ability to operate our business and our financial results.

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

The Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act on December 14, 2011, requires each applicable manufacturer, which includes medical device companies, to track and report to the federal government on an annual basis all payments and other transfers of value from such applicable manufacturer to U.S. licensed physicians and teaching hospitals as well as physician ownership of such applicable manufacturer’s equity, in each case subject to certain statutory exceptions. Failure to comply can result in monetary penalties. In addition, we are subject to similar state and foreign laws related to the tracking and reporting of payments and other transfers of value to healthcare professionals, the violation of which could, among other things, result in civil monetary penalties and adversely impact our reputation and business.

If third-party payers do not provide sufficient coverage and reimbursement to healthcare providers or if there is a reduction in the number of patients with health insurance, demand for our products and our revenue could be materially and adversely affected.

Our customers rely significantly on reimbursement from public and private third-party payers procedures utilizing our radiation oncology and other medical products. Our ability to commercialize our products successfully and increase market acceptance of our products will depend in significant part on the extent to which public and private third-party payers provide adequate coverage and reimbursement for procedures that are performed with our products and the extent to which patients that are treated by our products continue to be covered by health insurance. Third-party payers may establish or change the reimbursement for medical products and services that could significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage or payment for the procedures that are performed with our products or if there is a prolonged reduction in the number of patients eligible to be treated by our products that are covered by health insurance, our revenue may decline, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely materially and adversely affect our business, results of operations and financial condition.

In addition, the Centers for Medicare and Medicaid Services (“CMS”), reviews reimbursement rates annually and may implement significant changes in future years, which could discourage existing and potential customers from purchasing or using our products. Further, outside of the United States, reimbursement practices vary significantly by country. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time.

Some of our products depend on our ability to source data from third parties who could take steps to block our access to such data. Such blocking could limit the effectiveness of these products, increase our expenses or materially and adversely impact our business.

Our SunCHECK software requires access to data such as electronic health information (“EHI”) from other third-party vendors of our customers, typically original equipment manufacturers, in order to perform quality assessments. The functioning of our analytics applications and our ability to perform analytics services is predicated on our ability to establish interfaces that download the relevant data from these third party source systems on a repeated basis and in a reliable manner. If certain market actors engage in “information blocking,” meaning activity that is likely to interfere with, prevent or materially discourage access, exchange or use of EHI, it may inhibit our ability to access the relevant data on behalf of customers and any steps we take to enforce the anti-information blocking provisions of the Cures Act could be costly, could distract management attention from the business and could materially and adversely impact our business, results of operations and financial condition.

Regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may materially and adversely impact our ability to conduct our business.

As a public company, we will be subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that require us to diligence, disclose and report whether or not our devices contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our devices. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our devices and, if applicable, potential changes to devices, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our devices contain minerals not determined to be conflict-free or if we are unable to alter our devices, processes or sources of supply to avoid such materials.

Failure to comply with evolving Environmental, Social and Governance (ESG) practices, ratings and regulations could adversely affect our reputation.

ESG practices are important to our customers, employees and other stakeholders and ESG ratings are frequently integrated into the research process of ESG-focused investors and lenders who utilize these ratings to screen for investments, to assess valuations of companies’ ESG risks and to help them vote at stockholder meetings. As a newly public company, many rating agencies have only recently initiated coverage of Mirion’s ESG performance. If we are not able to attain adequate scores in a timely manner, or if we lag the performance of our peers, our reputation could be harmed which could in turn impact our relationships with customers, partners, investors and lenders and influence institutions to reduce or divest their holdings in our securities and loans. In addition, there is also an increasing regulatory focus on ESG data, disclosures and performance. For example, the SEC has proposed climate-related disclosure rules which may require us to expend significant resources to comply. If we do not meet evolving investor, lender or other stakeholder expectations and standards or fail to comply with evolving regulations, then our reputation and our attractiveness to customers, investors, lenders, partners and employees could be adversely impacted. Further, our failure or perceived failure to satisfy various reporting standards and regulations on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.

Risks Related to Our Liquidity and Capital Resources

If we cannot generate sufficient operating cash flow and obtain external financing, we may be unable to make all of our planned capital expenditures and pay other expenses.

Our ability to fund anticipated capital expenditures and other expenses depends on generating sufficient cash flow from operations and the availability of external financing. In addition, our debt service obligations and our capital expenditures, together with on-going operating expenses, are expected to be a substantial drain on our cash flow and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this moment and will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and market competition. We intend to regularly assess markets for external financing opportunities, including debt, equity and equity-linked financing such as convertible debt. Such financing may not be available when needed or, if available, may not be available on satisfactory terms, particularly in light of the limited financing available as a result of the recent global financial crisis. Any equity or equity-linked financing would cause further dilution to our stockholders. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures which may materially and adversely affect our business, results of operations and financial condition.

Our indebtedness could adversely affect our financial condition.

As of September 30, 2022, we had $823.8 million aggregate principal amount of indebtedness outstanding under our senior secured term loan facility (the “Term Loan Facility”) and there is additional availability under our senior secured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to $90.0 million. In addition, our Credit Facilities bear interest based on variable interest rates which have recently increased and may increase further from time to time in the future. For example, the Board of Governors of the Federal Reserve System voted to increase interest rates multiple times in 2022 and further increases are expected for 2023. Continued increases in interest rates will increase the cost of servicing our outstanding indebtedness as well incurring new indebtedness and refinancing our outstanding indebtedness, and could materially and adversely affect our business, results of operations and financial condition.

Our indebtedness could have important consequences to us, including:

•requiring us to dedicate a significant portion of our cash flows from operations to the payment of interest and principal on our debt, which would reduce the funds available to us for our working capital, capital expenditures, acquisitions and other general corporate requirements;
•increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness or more liquidity;
•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; and

•exposure to market conditions impact on our variable interest rate debt and increasing our borrowing costs.

If we cannot make scheduled payments on our indebtedness, we will be in default and the lenders could terminate their commitments to loan us money, declare all outstanding principal and interest to be due and payable, or foreclose against the assets securing their borrowings, any of which could force us into bankruptcy or liquidation.

Despite our levels of indebtedness, we have the ability to incur more indebtedness. Incurring additional debt could further intensify the risks described above.

We may incur additional debt in the future and the terms of the credit agreement governing our Credit Facilities (the “Credit Agreement”) permits us to do so subject to certain limitations. We have the ability to draw upon our $90 million Revolving Facility. We also have the ability to utilize the uncommitted “accordion” under the Credit Facilities (subject to the receipt of commitments and satisfaction of certain other conditions), which permits the incurrence of additional debt if certain incurrence and leverage ratio tests in the Credit Agreement are satisfied, and the Credit Agreement contains other provisions allowing us to incur significant amounts of additional debt. If additional debt is added to the debt that is originally incurred under the Credit Facilities, the related risks could intensify and we may not be able to meet all our respective debt obligations.

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

LIBOR, the interest rate benchmark used as a reference rate on our variable rate debt, including under our Credit Facilities is being phased out. As of September 30, 2022, we had approximately $824 million of debt outstanding under the Credit Facilities with variable interest rates based on LIBOR. The Credit Agreement includes fallback language that seeks to either facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based on the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon certain triggering events. There are many uncertainties regarding a transition from LIBOR and we cannot predict what the impact of any such replacement rate would be to our interest expense. The discontinuation, reform, or replacement of LIBOR or any other benchmark rates may result in the need to amend all contracts with LIBOR or such other benchmark rates, and this may have a negative impact on our interest expense and our profitability. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our liabilities indexed to LIBOR and could have a negative impact on our profitability and cash flows. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of SOFR or new benchmark rates, including with respect to negotiating and implementing any necessary changes to existing contractual agreements, and implementing changes to our systems and processes. We continue to evaluate the operational and other effects of such changes, including possible impacts on our accounting for interest rate hedging agreements.

Unfavorable currency exchange rate fluctuations could materially and adversely affect our financial results.

Our international sales and our operations in countries other than the United States expose us to risks associated with fluctuating currency values and exchange rates. A significant amount of our international sales, costs, assets and liabilities are denominated in currencies other than the U.S. dollar. For example, in fiscal 2021, approximately 39% of our sales were denominated in euros, 3% in pounds sterling, 2% in Japanese yen and 2% in Canadian dollars. Gains and losses on the conversion of accounts receivable, accounts payable and other monetary assets and liabilities to U.S. dollars have contributed and may continue to contribute to fluctuations in our results of operations. In addition, continued increases in the value of the U.S. dollar relative to the euro could have an adverse effect on our results of operations. We do not currently purchase forward contracts to hedge against the risks associated with fluctuations in exchange rates.

Changes in our effective tax rate, including as a result of changes in law or recent changes in our organizational structure, or adverse outcomes resulting from examination of our income tax returns, could materially and adversely affect our results of operations.

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

Changes in our organizational structure that occurred in connection with our business combination with GS Acquisition Holdings Corp II (the “Business Combination”) may also impact our tax rate. For example, prior to the Business Combination, income derived by many of our non-U.S. subsidiaries was not subject to U.S. federal income tax but, after the Business Combination, we are subject to U.S. federal income tax on our worldwide income, including in certain cases dividends from, or income earned by, our non-U.S. subsidiaries, which may adversely impact our overall effective tax rate. In addition, we have significantly reduced non-deductible interest expense in periods following the Business Combination, which has impacted our effective tax rate. As a result, we can provide no assurances as to how our effective tax rate is expected to be impacted by our post-Business Combination organizational structure. If our effective tax rate were to increase, our business, results of operations and financial condition could be materially and adversely affected.

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

The price of our Class A common stock and our warrants may fluctuate due to a variety of factors, including:

•actual or anticipated fluctuations in our operating performance;
•our operating results failing to meet our earnings guidance or other projections, including those issued at the time of our Business Combination, and the expectation of securities analysts or investors in a particular period;
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the reaction by investors to our press releases, our other public announcements and our filings with the SEC;
•changes in the industries and end markets in which we and our customers operate, including slow or negative growth, and developments involving our competitors as well as the operating results of our competitors;
•operating and stock price performance of other companies that investors consider comparable to us;
•changes in laws and regulations affecting our business or litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•actions by stockholders, including the sale by any of our principal stockholders of any of their shares of our Class A common stock;
•the potential sales of 18,750,000 founder shares outstanding as of September 30, 2022 upon the satisfaction of certain vesting requirements;
•the issuance and potential sales of 8,040,540 shares of our Class A common stock upon the redemption of 8,040,540 shares of Class B common stock of Mirion IntermediateCo, Inc. (“IntermediateCo”) together with 8,040,540 shares of our Class B common stock outstanding as of September 30, 2022;
•the issuance and potential sales of 27,249,979 shares of Class A common stock upon the exercise of the public warrants and private placement warrants outstanding as of September 30, 2022;
•additions and departures of key personnel;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•changes in our capital structure, such as future issuances of equity and equity-linked securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale;
•general economic and political conditions, such as the effects of the Russia-Ukraine conflict, pandemics such as the COVID-19 outbreak, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters; and
•other risk factors listed in this section “Risk Factors.”

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

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds, including for possible use in acquisitions. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock.
Any additional debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, the COVID-19 pandemic has disrupted capital markets, and if we seek to access additional capital or increase our borrowing, there can be no assurance that financing may be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be harmed.

The issuance of additional shares of our Class A common stock or other equity or equity-linked securities, or sales of a significant portion of our Class A common stock, could depress the market price of our Class A common stock.

Future issuances of shares of our Class A common stock, or of securities convertible into or exercisable for our Class A common stock, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. The exercise of our outstanding warrants, or the vesting and settlement of our restricted stock units, would result in additional dilution to holders of our Class A common stock. In the future, we may issue additional shares of our Class A common stock, or securities convertible into or exercisable for Class A common stock, in connection with generating additional capital, future acquisitions, repayment of outstanding indebtedness, under our equity incentive plans, or for other reasons.

The market price of shares of our Class A common stock could decline as a result of substantial sales of Class A common stock, particularly by our significant stockholders, a large number of shares of Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.
Pursuant to our registration rights agreement, the stockholders party thereto are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights. If one or more of these stockholders were to sell a substantial portion of the shares they hold, it could cause the trading price of our Class A common stock to decline.

Our business could be negatively impacted by shareholder activism.

In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of companies. Shareholder activists have also become increasingly concerned with companies' efforts with respect to environmental, sustainability and governance standards. Responding to actions by activist shareholders, such as requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, all of which could negatively impact our business. Shareholder activism could result in substantial costs to be borne by us. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.

Our warrants are exercisable for our Class A common stock, we may elect to issue shares of our Class A common stock in connection with the redemption of shares of IntermediateCo Class B common stock and the founder shares may vest, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 27,249,979 shares of our Class A common stock (including 18,749,979 public warrants and 8,500,000 private placement warrants) are exercisable. The exercise price of these warrants is $11.50 per share. In addition, up to 8,040,540 shares of Class A common stock may be issued in connection with the redemption of IntermediateCo Class B common stock and up to 18,750,000 founder shares may vest and become unrestricted upon the occurrence of certain vesting requirements. To the extent such warrants are exercised and such shares are issued or become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.

The public warrants may never be in the money, they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.

The exercise price for our warrants is $11.50 per share of Class A common stock. There is no guarantee that the warrants will be in the money at any given time prior to their expiration on October 20, 2026. If the trading price of our common stock declines, the warrants may expire worthless. The warrants were issued in registered form under our warrant agreement, which provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

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
In addition, we may redeem the outstanding warrants, in whole and not in part, at a price of $0.10 per warrant provided that:

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

Our warrants are included on our balance sheet as derivative liabilities. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations have fluctuated and may continue to fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Under foreign direct investment (FDI) and public interest laws, including in Germany, Finland, France, and the UK, and potentially other jurisdictions, certain acquisitions of our Class A common stock by investors are subject to government approval requirements. For example, in Germany, German FDI law require foreign investors to obtain approval from the German Federal Ministry for Economic Affairs and Energy for the direct or indirect acquisition of shares of a German company if the acquirer directly or indirectly holds at least 10% of the voting rights of the company following the acquisition. Any acquisition in violation of the aforementioned provisions of German FDI law may be void. Any violation of the prohibition to consummate an acquisition without approval of the Ministry may be subject to sanctions. Similar FDI laws exist in other jurisdictions in which we have substantial operations. In Finland, government approvals are required if an investor holds at least 10% of the voting rights of the company following the investment. In France, the prior approval from the French Minister of Economy is required if a non-EU investor exceeds, directly or indirectly, 25% of the voting rights of the French entities of the company following the investment or, for an EU non-French investor, in case of acquisition of control, direct or indirect, of the French entities. The U.K. has a 25% voting rights threshold for mandatory filings under the National Security and Investment Act 2021 which became operational on January 4, 2022. Accordingly, these restrictions on and approval requirements for the acquisition of a substantial shareholding in our share capital may restrict certain investments and limit demand for shares of our Class A common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.
ITEM 6. EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.1*	Retention Bonus Agreement between Brian Schopfer and Mirion Technologies, Inc. dated September 30, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” or purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	November 2, 2022

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	November 2, 2022

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	November 2, 2022