Form 10-K
period 2022-12-31
Mirion Technologies, Inc.
filed 2023-02-28
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. x

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (for this purpose, executive officers and directors of the registrant are considered affiliates) as of June 30, 2022 (the last business day of the most recently completed second quarter) was approximately $1.059 billion based on the closing sales price of the registrant's common stock on that date as reported on the New York Stock Exchange.

Number of shares of the registrant’s Class A common stock outstanding at February 26, 2023: 217,470,076.
Number of shares of the registrant’s Class B common stock outstanding at February 26, 2023: 8,040,540.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2023. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s definitive proxy statement shall not be deemed to be filed as part hereof

INTRODUCTORY NOTE

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

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Mirion,” the “Company,” “we,” “us,” or “our” refer to Mirion Technologies, Inc. following the Business Combination, other than certain historical information which refers to the business of Mirion Technologies (TopCo), Ltd. (“Mirion TopCo”) prior to the consummation of the Business Combination.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. This includes, without limitation, statements under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, capital structure, indebtedness, business strategy, and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies. These statements constitute projections, forecasts, and forward-looking statements, and are not guarantees of performance. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts, or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties, and other factors:

•changes in domestic and foreign business, market, economic, financial, political, and legal conditions; including the Russia-Ukraine conflict and the relationship between the United States and China;
•risks related to the public’s perception of nuclear radiation and nuclear technologies
•risks related to the continued growth of our end markets;
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
•risks related to competition;
•our ability to manage disruptions of, or changes in, our independent sales representatives, distributors, and original equipment manufacturers;
•our ability to realize the expected benefit from strategic transactions, such as acquisitions, divestitures and investments, including any synergies or internal restructuring and improvement efforts;
•our ability to issue debt or equity or equity-linked securities in the future;
•risks related to changes in tax law and ongoing tax audits;
•risks related to future legislation and regulation both in the United States and abroad;
•risks related to the costs or liabilities associated with product liability claims;
•our ability to attract, train, and retain key members of its leadership team and other qualified personnel;
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
•liabilities associated with environmental, health, and safety matters;
•our ability to predict our future operational results;
•risks associated with our limited history of operating as an independent company;
•the effects of COVID-19 or other health epidemics, pandemics and similar outbreaks may have on our business, results of operations or financial condition; and
•other risks and uncertainties indicated in this Annual Report on Form 10-K, including those under the heading “Risk Factors,” and other documents filed or to be filed with the SEC by us.

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

Forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K or any earlier date specified for such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

We intend to announce material information to the public through the Mirion Investor Relations website, available at ir.mirion.com, SEC filings, press releases, public conference calls, and public webcasts. We use these channels, as well as social media, to communicate with our investors, customers, and the public about our company, our offerings, and other issues. It is possible that the information we post on our website or social media could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above, including the social media channels listed on our investor relations website, and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations website.

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

“Predecessor Stub Period” means the transition period preceding the Business Combination from July 1, 2021 through October 19, 2021;

“Private placement warrants” are to the Private Placement Warrants (as defined under Note 16, Related Party Transactions in the notes to the financial statements included in this Annual Report on Form 10-K);

“Public warrants” are to the Public Warrants (as defined under Note 16, Related Party Transactions, in the notes to the financial statements included in this Annual Report on Form 10-K);

“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

“Securities Act” are to the Securities Act of 1933, as amended;

“Sponsor” are to GS Sponsor II LLC, a Delaware limited liability company;

“Sponsor Agreement” are to the Second Amended and Restated Sponsor Agreement, dated as of October 20, 2021, by and among us, the Sponsor and the other parties thereto;

"Successor Period" refers to the period from the Closing Date, October 20, 2021, and ended on December 31, 2022; and

“Warrants” are to the public warrants and private placement warrants.

PART I
ITEM 1. BUSINESS
Business Overview
Mirion provides products, services, and software that allow our customers to safely leverage the power of ionizing radiation for the greater good of humanity. Our solutions have critical applications in the medical, nuclear energy and defense markets, as well as in laboratories and scientific research, analysis, and space exploration. Many of our markets are characterized by the need to meet rigorous regulatory standards, design qualifications, and operating requirements. Throughout our history, we have successfully leveraged the strength of our expertise in ionizing radiation to continually drive innovation and expand the commercial applications of our core technology competencies. Through our facilities in 12 countries, we supply our solutions in the Americas, Europe, Africa, the Middle East, and Asia Pacific regions.

We are headquartered in Atlanta, Georgia and have operations in the United States, Canada, the United Kingdom, France, Germany, Finland, China, Belgium, Netherlands, Estonia, Japan, and South Korea.

We have two reportable business segments: Medical and Industrial. Our Medical segment supports applications in medical diagnostics, cancer treatment, practitioner safety, and rehabilitation. Our products in these fields are focused on enhancing the effectiveness and safety of life-saving procedures. Our Industrial segment is focused on addressing critical radiation safety, measurement and analysis applications across nuclear energy, defense, laboratories and research and other industrial markets. Products and solutions of our Medical segment and of our Industrial segment include: dosimetry services (environmental radiation monitoring dose of records services), cancer diagnostics and therapy quality assurance, or "QA", nuclear medicine, dosimeters (wearable devices that measure exposure to ionizing radiation), contamination and clearance monitors, detection and identification instruments, radiation monitoring systems, electrical penetrations, reactor instrumentation and control equipment and systems, medical and industrial imaging systems and related accessories, software and services, alpha spectroscopy instruments (instruments that quantify and identify alpha-emitting nuclides), alpha/beta counting instruments (instruments for quantification of alpha and beta radiation), and gamma spectroscopy detector systems (instruments for qualification and quantification of gamma emitting nuclides), and software (related software to support our product and solution offerings).

For more than 60 years, we and our predecessor companies have delivered products and services that enable our customer to harness ionizing radiation for applications that benefit the health, safety, vitality, and technological progress of humanity. We believe the breadth and proven performance of our solutions support our longstanding strategic customer partnerships across diverse end markets. Our products, software and services have been sold directly and indirectly to a variety of end-use customers, including medical service providers, the vast majority of the U.S. nuclear power producers, and the addressable global installed base of active nuclear power reactors, many of the leading nuclear reactor design firms, universities, numerous international government and supranational agencies, 19 of the 30 NATO militaries, national laboratories, environmental laboratories, research institutes, and industrial companies.

Our broad product and services portfolio of medical, search, measurement, scientific analysis and reactor safety, and control systems are supported by our engineering and research and development organization of 411 scientists, engineers, and technicians, who represented approximately 14% of our workforce as of December 31, 2022. Our products and solutions are in use in over 130 countries and 80% of cancer centers worldwide, including all top 100 Cancer Centers in the United States. We possess numerous product qualifications, trade secrets, and patents that support our market position and our ability to deliver next generation products and services. In addition, we maintain design, manufacturing, and sales capabilities across 12 countries in America, Europe, and Asia, enabling us to capitalize on growth opportunities including the ongoing growth in spending for medical, defense and homeland security, and the ongoing growth for nuclear power.

Our financial performance is driven by the replacement of products and the recurring provision of services into our core end markets, as well as the construction of new facilities like nuclear power plants, or NPPs, globally.

Business Combination Overview

On October 20, 2021 (the “Closing Date”), Mirion Technologies, Inc. (formerly known as GS Acquisition Holdings Corp II) consummated its previously announced Business Combination pursuant to the Business Combination Agreement. In connection with the Business Combination, stockholders of GSAH elected to redeem 14,628,610 shares of GSAH's Class A common stock, representing approximately 19.5% of GSAH's issued and outstanding Class A common stock before giving effect to the Business Combination. As of the closing of the Business Combination, the former Sponsor owned 18,750,000 shares of Class B common stock ("Founder Shares") which automatically converted into 18,750,000 shares of Class A common stock at the closing of the Business Combination.

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

The holders of the founder shares agreed to waive the anti-dilution adjustments provided for in GSAH’s Amended and Restated Certificate of Incorporation, which were applicable to the Class B common stock. As a result of such waiver, the 18,750,000 founder shares automatically converted into shares of Class A common stock on a one-for-one basis upon the consummation of the Business Combination. Pursuant to the Sponsor Agreement, the founder shares also became subject to vesting in three equal tranches, based on the volume-weighted average price of the Class A common stock being greater than or equal to $12.00, $14.00, and $16.00 (each, a “Founder Share Vesting Event”) per share for any 20 trading days in any 30 consecutive trading day period. Vesting of the founder shares will be accelerated upon certain sale events based on the per share price of the Class A common stock in such sale event. Holders of the founder shares are entitled to vote such founder shares and receive dividends and other distributions with respect to such founder shares prior to vesting, but such dividends and other distributions with respect to unvested founder shares will be set aside and shall only be paid to the holders of the founder shares upon the vesting of such founder shares. The founder shares will be forfeited to us for no consideration if they fail to vest within five years of the Closing Date.

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

Industry Overview

We have two reportable business segments: Medical and Industrial. Our Medical segment is based around our sales, products, and services to customers in the medical market. The Industrial segment is primarily based around the nuclear energy, defense, laboratories, and scientific research markets as well as other industrial markets.

Medical

Our medical market is comprised of rapidly growing product applications in the diagnosis and treatment of cancer and occupational dosimetry services. We offer both hardware and software solutions, as well as value added services within diagnostic imaging, radiotherapy, and nuclear medicine that enhance the effectiveness and safety of life-saving procedures. According to the World Nuclear Association, or WNA, as of April 2022, there are over 10,000 hospitals worldwide using radioisotopes in medicine, with about 90% of the procedures for diagnostics, and more than 40 million procedures are performed globally every year, 20 million being in the United States and 10 million in Europe. The WNA also estimates that as of April 2022, the use of radioactive substances, or radiopharmaceuticals, in diagnosis is growing at over 10% per year. In the radiotherapy market, demand is driven by replacement of the underlying linear accelerator, or Linac, installed base. As of 2019 there were approximately 14,000 Linacs deployed worldwide, and it is estimated that this will grow to approximately 16,500 Linacs worldwide by 2024, according to a global consulting firm.

Nuclear medicine is a medical specialty that uses radiopharmaceuticals to diagnose, monitor, and treat disease. Our products address the complicated lifecycle of radiopharmaceuticals from radiopharmaceutical production and handling through patient dosing, imaging, diagnosis, therapy, and patient administration with our line of dose calibrators, thyroid uptake systems, shielding systems, management software, and supporting accessories.

Radiotherapy, (also known as radiation therapy or radiation oncology), uses radiation in the form of X-rays, protons, and electrons to destroy cancer cells and shrink tumors. Our solutions and services address the challenge that every cancer center worldwide faces in making sure that the physician prescriptions and intended doses are accurately, consistently, and safely delivered to patients. Our suite of patient, machine, and diagnostic Quality Assurance ("QA") solutions are relied on in the field to mitigate errors, reduce inefficiencies, validate technologies and techniques, and, most importantly, improve the quality of clinical care.

Medical imaging encompasses multiple technologies (MRI, Ultrasound, X-ray) that are used to view the human body to diagnose, monitor, or treat medical conditions. We provide support for these imaging techniques through our array of C-Arm and ultrasound tables, MRI accessories, positioners, and radiation protection accessories.

As a result of the proliferation of radiological medical technologies, hospitals, clinics, and small dental and veterinary facilities rely on occupational dosimetry systems and services to ensure the safety of both medical personnel and patients. Our dosimetry services product, Instadose, provides instant dose measurement results when connected to any computer or mobile device via Bluetooth and ensures that radiation safety programs run smoothly and are easy to administrate.

Laboratories and Research

The laboratory and research market includes different types of facilities like environmental radiochemistry laboratories, research laboratories, research reactors and education laboratories. All these facilities analyze nuclear samples or monitor experiments to identify the chemical composition of the material involved or understand the basic structure of matter.
The environmental radiochemistry laboratories, or counting labs, monitor the environment by analyzing samples, measuring their radiation and identifying the source and the nature of contamination, if any. The laboratories can be governmental (e.g., health or environment institutions, safety authorities) or private (e.g., facility bio assay, process labs). We believe there are over 500 environmental laboratories worldwide based on our estimates as of December 2022.

Research centers include national laboratories and research institutions conducting research in the areas of space, underground studies, physics around synchrotrons and accelerators. Radiation measurement systems are used in research for the discovery of elements, to study the formation of matter after the big bang or in the deepest underground laboratories in the world to perform dark matter experiments. They are also used in space, mounted in satellites or robots, landing on planets (Mars Rover) or orbiting around Earth (STEREO), Saturn (Cassini), Venus and Mercury (Messenger), Pluto (New Horizons), Mars (MSL-Rad), Jupiter (JUNO) and Earth's moon (Artemis).

Research reactors are used for research and training, materials testing, medicine (like the production of radioisotopes) and industrial functions. According to the most recent publication as of the date of this Annual Report on Form 10-K from the WNA, there were 223 operational nuclear research reactors in 53 countries, with 11 more under construction and 16 planned to be built, as of June 2021.

Education laboratories are located in universities and offer programs in nuclear engineering, health physics, radioprotection, nuclear physics or nuclear science and technology. We believe there are more than 600 colleges worldwide, universities and degree-granting institutions that are equipped with nuclear measurement products.

Nuclear

The nuclear end market spans the entire nuclear fuel cycle, including mining, enrichment, fuel manufacturing, nuclear power generation, waste management and fuel reprocessing. Key nuclear installations include mines, fuel fabrication facilities, commercial nuclear power reactors, reprocessing facilities, research facilities, and waste storage facilities.

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

Driven by increasing demand for electricity and reliable and carbon-free energy, the nuclear power market is forecasted to grow in the near and long term, which presents opportunities for us. These trends are further driven by global decarbonization goals as well as energy security, which are likely to increase the demand for nuclear power.

The new build market is expected to be very dynamic. According to the WNA, in January 2023, there were 58 reactors in construction and 445 planned or proposed. The installed base market presents opportunities while nuclear power plants, or NPPs, are being relicensed with extended life time and upgraded. Meanwhile, we believe that more than 50 reactors will be shut down by 2030, growing the demand for radiation equipment used in decommissioning and dismantling of nuclear facilities.

Small modular reactors (SMRs) are defined as nuclear reactors having a power output of less than 300 MWe and are an emerging market opportunity for the Company. The global small modular reactor market comprised approximately $3.5 billion in revenue in 2020, and is projected to reach $18.8 billion by 2030, growing at a compound annual growth rate of 15.8%. A major advantage of SMRs are its small size and shorter construction times compared to traditional bulk nuclear reactors. As SMRs are fully built in a factory using module fabrication, a high production rate can be achieved.

Defense

Our global defense end market is driven by a combination of military, civil defense and event-driven security spending. The proliferation of global security threats has reached an unprecedented level, driven by an unstable geopolitical climate, the current conflict between Russia and Ukraine, the emergence and expansion of terrorist organizations, the development of nuclear weapons in non-nuclear countries and the proliferation of radiological and nuclear technologies. Taken together, these threats have the potential to cause significant human casualties and economic loss. As a result, militaries, civil defense and other security organizations have bolstered investment in the prevention and detection of radiological threats as well as in technologies capable of detecting and monitoring radiation levels in the aftermath of radiological attack.

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

New build opportunity. We expect the construction of new nuclear reactors worldwide to provide opportunities across our product and service offerings. The nuclear industry is experiencing robust growth in activity related to new reactor builds. According to the WNA, in January 2023, there were 58 reactors under construction and 445 planned or proposed. This growth is occurring internationally and our global footprint positions us to capitalize on these opportunities. Since the early stages of reactor development generally represent a material share of our revenue opportunity over the life cycle of a reactor, we are positioned to benefit from increased global reactor construction. In addition, as new plants are added to the global nuclear fleet, we believe our recurring revenue opportunity associated with replacements, spares, software, services and system upgrades will continue to increase as we are well-positioned with customers due to our incumbent position.

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

Large installed base driving recurring revenue. We possess longstanding customer relationships in all of our end markets. We believe our QA products are used by the vast majority of cancer treatment centers in the United States and in the majority of such centers globally. This drives recurring revenue and opportunities for cross sales from our other activities. Our products were also installed at the vast majority of the addressable installed base of active nuclear power reactors globally, which have a median age of about 34 years. This installed base drives recurring revenue through replacement and service cycles associated with our offerings and the typical 40 to 80 year operating life cycle of an NPP. The length and quality of supplier relationships are important customer buying criteria due to high switching costs and the importance of proven product reliability. In addition, we maintain relationships with global military and government organizations that value operating longevity and technological expertise. For example, our products have been sold to 19 of the 30 NATO militaries as well as the U.S. Departments of Energy, State, Defense and Homeland Security. Our customers’ focus on personnel protection drives their recurring expenditures on service, recalibration and product upgrades in our defense end market. In the laboratories and research markets, we have developed relationships with certain customers over the past 50 years, gaining their loyalty based on product performance and customer services. Such relationships provide us with recurrent revenues when our customers upgrade and replace their existing installed base.

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

Global footprint designed to meet local customer needs. Our global footprint, augmented by our established network of suppliers and distributors, enables us to be responsive to our customers and provide locally customized solutions. We operate facilities in 12 countries, accommodating the desire of certain of our customers to procure products and services from local providers. Sales to customers outside of the United States and Canada accounted for approximately 36% of total revenue for fiscal 2022. We believe that our established global infrastructure provides a scalable platform to meet the growing worldwide demand for our products and services.

Proven M&A strategy and track record of integrating acquisitions. We have been built through successive mergers and acquisitions. Since 2016, we have acquired and integrated fifteen companies. Through these acquisitions, we have developed tools and experience across deal sourcing, modeling and integrating acquired companies. We have a business ecosystem in place to identify and act upon cost saving opportunities as well as the ability to leverage our scale platform to capture cross-selling opportunities.

Seasoned management team complemented by highly skilled engineers. We are led by an experienced management team with a mix of private sector and government experience across different industries and functions. Our senior management team is complemented by an engineering and research and development organization of 411 scientists, engineers and technicians as of December 31, 2022. A number of our employees are participants in international and U.S. standards setting organizations related to radiation detection in the nuclear, defense and medical end markets. Through these activities, we help define the setting of standards and preview changes that impact our products, customers and end markets.

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

•Geographic expansion. Although we have sold products and services to customers in over 130 countries historically, we believe we have additional opportunities in certain international markets. For example, in India, a market we currently serve through local partners, we intend to leverage our relationships with leading reactor design firms to capitalize on the opening of the nuclear end market to U.S. and European firms. Another such market is the European dosimetry services market. Through acquisitions, we have developed our presence in the Netherlands and Germany, and we plan to continue expanding into other European countries. Other markets for expansion include the Middle East, Eastern Europe and the former Soviet Union, where we intend to increase our presence by leveraging relationships with local partners.

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

•Expand into new end markets. We periodically review our adjacent markets and identify opportunities for expansion. For example, we have developed a new personal radiation detector, or PRD, called Accurad to expand our presence in the civil services markets such as the police and fire departments. We have also entered in the nuclear imaging and radiotherapy markets through the acquisitions of Capintec, Biodex, Sun Nuclear, and CIRS. We entered the command-and-control cybersecurity solutions markets through the acquisition of Secure Integrated Solutions (SIS) in August 2022.

•New applications for existing technologies. A portion of our development effort is focused on adapting existing technologies to alternative applications. For example, we have adapted the technology used for the medical and nuclear markets to develop the Mirion Battlefield Dosimeter which is currently being deployed by the U.S. Army and the U.S. Navy.

Develop new products and services. We believe that significant near-term opportunities exist for us to develop new products and services by capitalizing on our understanding of our customers’ needs and requirements. Cross pollination of technologies between end markets also drives new growth opportunities. For example, we created a new product called evrCAM to meet the needs of the radiation oncology market by leveraging our core technology from decades of experience in radiation tolerant cameras for the nuclear power industry. In addition, a component of our strategy is to continue to enhance products such as SunCHECK and SunScan in our Medical segment.

Continuously improve our cost structure and productivity. As we continue to grow our business, we have implemented a coordinated program of ongoing operating improvements, such as optimizing our manufacturing footprint, rationalizing excess costs and minimizing working capital requirements. We are continuously implementing our business system principles to challenge our practices and improve our performance across all our businesses. For example, we have optimized and simplified our footprint by transferring the activities from our facilities in Loches, France, certain activities in our Irvine, California facility and certain activities in our Shirley, New York facility to other Company sites to achieve operational synergies. Our global procurement team also delivers value across the business from sourcing of key materials and services to supply chain design.

Pursue strategic acquisitions and other transactions. We have successfully integrated acquisitions to augment our organic growth. We were formed by the merger of Global Dosimetry Solutions, or GDS, Imaging and Sensing Technologies, or IST, and Synodys in 2005. In 2016, we acquired Canberra Industries. Between October 2018 and December 2022, we acquired thirteen companies, with the objective of complementing our portfolio, reinforcing our supply chain and expanding into new markets such as nuclear imaging and radiotherapy. Since then, we have effectively integrated these businesses, creating a global platform of ionizing radiation detection and measurement solutions. We continuously monitor potential acquisitions and intend to further complement our organic growth with selective acquisitions that enhance our existing products and services, strengthen our position with existing customers and enable us to expand into new markets. From time to time we also divest businesses as part of a process to streamline our operations and focus our resources on certain more strategic markets.

Our Segments

Medical

Our Medical segment encompasses four major product categories focused on supporting applications in medical diagnostics, cancer treatment, and practitioner safety. Our products in these fields focus on addressing the challenge that every cancer center worldwide faces in ensuring that the Oncologists prescriptions and intended doses are accurately, consistently, and safely delivered to their patients.

•Cancer Diagnostics and Therapeutics Quality & Safety: we provide integrated solutions for independent quality management in the diagnosis and treatment of cancer. Our suite of patient, machine, and diagnostic QA solutions are relied on in the field to mitigate errors, reduce inefficiencies, validate technologies/techniques and most importantly improve the quality of clinical care. Our products include arrays for machine and patient QA solutions, software platforms for centralized data analytics and data storage, lasers to align Linacs to patient or QA devices, and phantoms (devices to simulate the imaging and radiation dose absorption characteristics of human tissue) for machine and patient QA.

•Nuclear Medicine and Medical Imaging: we provide solutions for patient dosing, imaging, diagnosis and radiopharmaceutical production and handling. We also produce specialized medical imaging tables and accessories that support imaging techniques and procedures. Our products include our range of dose calibrators, radiation shielding, phantoms for quality assurance, phantoms, thyroid uptake systems, lung scan ventilation systems, ultrasound tables, C-Arm tables and accessories.

•Dosimetry Services: our product offering is an information service, which provides environmental radiation monitoring services, as well as an official dose of record to employers and occupationally exposed radiation workers, enhancing the effectiveness and efficiency of radiation safety programs at practitioner sites. Key product lines include the innovative Instadose dosimetry platform, optically stimulated luminescence, or OSL, dosimeters, and our range of eye, finger, and extremity dosimeters that integrate with our Dose Central data platform.

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

•Secure integrated solutions: we provide command-and-control software solutions for nuclear power plants and government facilities to protect their systems against cybersecurity threats or compromise.

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

Information on backlog and deferred contract revenue follows (in millions):

	Successor		Predecessor
	December 31, 2022	December 31, 2021	June 30, 2021
Backlog	$737.4	$747.5	$715.8
Deferred contract revenue	$83.0	$73.0	$50.4

Approximately 57% of our backlog is expected to be recognized in calendar year 2023.
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

Research and Development

Our research and development efforts allow us to introduce new products to the marketplace, fulfill specific customer needs and continue to meet qualification requirements and other evolving regulatory standards. Our Medical and Industrial segments are committed to both technology research and product development to fulfill their strategic objectives and are supported by our engineering and research and development organization consisting of about 135 software engineers, 276 scientists, technicians, and other engineers, representing approximately 14% of our total workforce, as of December 31,

2022. A number of these individuals participate in international standards setting organizations and committees. We engage in research and development activities at most of our facilities worldwide.

Our research and development expenses were $30.3 million for the fiscal year ended December 31, 2022, $6.7 million for the Successor Period from October 20, 2021 through December 31, 2021, $10.3 million for the Predecessor Stub Period from July 1, 2021 through October 19, 2021, and $29.4 million, $15.9 million for fiscal 2021 and, 2020 respectively. We conduct these efforts through a mix of in-house research, collaboration with academia, customers and regulatory authorities as well as selected outsourcing through external vendors. The scope and extent of the outsourced portion of research and development activities vary by segment but typically, critical hardware design, software development and project management activities are conducted in-house while specialized services such as consulting services, algorithm design, thermal analysis, complex modeling and calculations and testing services are provided by third parties.

Sales and Marketing

We sell our products and services through our direct sales organization and indirectly through our global network of independent, third-party sales representatives and distributors. Our internal sales team is organized by operating segment and end market to provide a higher level of service and understanding of our customers’ unique needs. We have 48 sales offices throughout North America, Europe and Asia, and as of December 31, 2022, our sales and marketing personnel consisted of 264 employees, which represents approximately 9% of our total workforce.

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

Our Customers

Our principal customers include hospitals, clinics and urgent care facilities, dental offices, veterinary offices, radiation treatment facilities, OEMs for radiation therapy, laboratories, military organizations, government agencies, industrial companies, power and utility companies, reactor design firms and NPPs. We have long-standing relationships with our customers. For the Predecessor Stub Period from July 1, 2021 through October 19, 2021 and the Successor Period from October 20, 2021 through December 31, 2021 and the fiscal year ended December 31, 2022 no customer accounted for greater than 6% of our consolidated revenue, our top five customers together accounted for approximately 14%, 13% and 13% of our consolidated revenue, respectively, and our top ten customers represented approximately 20%, 19% and 19% of our consolidated revenue, respectively.

Manufacturing and Supply Chain

Given the diversity of our products, we employ numerous manufacturing techniques, including high-volume process manufacturing, discrete manufacturing, cellular manufacturing and hybrid approaches. Our production personnel engage in manufacturing, procurement and logistics activities. Our production activities are located in the United States, Canada, France, Germany, Belgium, Estonia, Finland and the United Kingdom. As of December 31, 2022, our production personnel consisted of 1,652 employees, which represents approximately 58% of our total workforce.

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

The principal materials used in our manufacturing processes are commodities that are available from a variety of sources. The key metal materials used in our manufacturing processes include precious metals (such as rhodium), tungsten, copper, aluminum, magnesium products, steel, stainless steel and various alloys, which are formed into parts such as detectors, sensors, metal housings and frames, and cable assemblies. The key non-metal materials used in our manufacturing processes include amorphous and crystalline scintillator materials, ceramics, epoxies, silicon and fused silica, polyethylene, polyurethane and injection molded plastic parts and components such as lenses, monitors, sensors, dosimeters, electronic boards, detectors and cables.

Environmental, Social and Governance (ESG)

We are committed to create positive change through sustainable and responsible operations. In 2022, we published our Vendor Code of Conduct outlining the ethical and labor standards expected of our supply chain partners. We plan to continue to add policies and disclosures to further our sustainability goals which we believe will advance our position as both an innovative company and a competitor in our industries.

Corporate responsibility and employee safety are at the core of our business strategy and we continue to align this strategy with our ESG priorities. We are focused on initiatives across the organization, including:

•Vendor and Supply Chain Oversight
•Human and Labor Rights
•Product and Service Safety
•Diversity, Equity & Inclusion (DEI)
•Human Capital Management (HCM)
•Ethics and Compliance
•Environmental Impact

We are committed to robust oversight of ESG issues. Our Board of Directors has direct oversight of ESG, including climate risk considerations, through the Nominating and Corporate Governance Committee, working in collaboration with the Audit and Compensation Committees. The Nominating and Corporate Governance Committee is briefed by the Executive team on a quarterly basis and provides corresponding updates to the full Board of Directors.

Human Capital Resources

We are committed to our people and aim to be an employer of choice in the industries in which we operate. Our culture is team-based and progressive; our core values are central to how we operate as a company. Engaged, skilled, and diverse employees are vital to our mission of harnessing the strength of our expertise in ionizing radiation for the greater good of humanity. We are furthering our commitment to fostering an inclusive culture by promoting diversity and employee engagement across our company.

As of December 31, 2022, we employed 2,872 full-time and part-time employees. We also use temporary or contract workers who totaled approximately 112 as of December 31, 2022, on a full-time equivalent basis. Of these, approximately 1,410 were employees in the United States and 1,462 were employees outside of the United States. Some of our operations are subject to union contracts, with 3 unions active in the United States as of December 31, 2022. Approximately 1.3% of our workforce is covered by collective bargaining agreements.

Diversity and Inclusion

We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. We value teamwork, practicing intellectual honesty and candor, with a clear focus on the situation, not the individual. We support a diversity of backgrounds, experiences and perspectives in our workforce and promote an engaging workplace that encourages participation and inclusion of all employees. To promote inclusion, we conduct regular workplace harassment and diversity and inclusion training for all employees.

We are intent on maintaining diverse representation at all levels of our company, and our Corporate Governance Guidelines reflect our policy to include women and minorities in the initial pool of candidates when selecting new director nominees.

Employee Engagement

We regularly collect employee engagement surveys to collect feedback, better understand and improve employees' experience and identify opportunities to continually strengthen our culture. We communicate frequently through town halls, emails and other communication platforms. We mandate quarterly check-ins between employees and their managers as key human capital measures and objectives. We want to know what is working well, what we can do better and how well our employees understand and are practicing our cultural values.

Employee Compensation and Benefits

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

Another part of our strategy to attract and retain high-performing employees is providing comprehensive, affordable, and competitive benefits. This includes medical and dental plan options, flexible spending accounts, dependent care, and retirement plans.

Training and Development

Human capital development underpins our efforts to execute our strategy and continue to design, manufacture and market innovative products and services. The professional development of our employees is critical to this success. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including but not limited to mentoring, product and sales training, as well as compliance training including on the topics of cybersecurity and other workplace safety training.

Health and Safety

As a company that manufactures devices to keep others safe, we place great focus on the safety of our own employees. Safety is a key consideration in our manufacturing processes. All facilities are expected to comply with local safety laws and regulations. Additionally, each site maintains comprehensive safety programs, including corrective action processes and emergency response plans. Employees undergo regular health and safety training to ensure compliance with, and communication of, safety policies and procedures. Occupational health and safety incidents are reported to our Conduct, Compliance and Ethics Committee, which monitors safety performance across the Company. We are continuously assessing risk and looking to improve our processes in an effort to prevent safety incidents.

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

As of December 31, 2022, we own approximately 72 issued U.S. utility patents, 68 issued foreign utility patents (including in Canada, the European Union, Russia, China and Japan), 7 pending U.S. utility non-provisional patent applications, 12 pending foreign utility patent applications (including in the European Union and France) including pending Patent Cooperation Treaty, or PCT, patent applications. These issued patents are expected to expire between 2023 to 2038 and these pending applications, if issued, are expected to expire between 2039 to 2040, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. We do not expect the expiration of any of the patents that are scheduled to expire in 2023 to have a material impact on its business. These patents include two co-owned issued U.S. patents and three co-owned issued foreign patents. We also hold exclusive and non-exclusive licenses related to patents and other intellectual property of third parties. We also own trademark registrations or registration applications in the United States and in certain foreign jurisdictions.

Medical Segment

As of December 31, 2022, we own approximately 37 issued U.S. utility patents, 29 issued foreign utility patents (including in the European Union, China, Japan and Canada), 5 pending U.S. non-provisional utility patent applications and 4 pending foreign utility patent application in the European Union that include claims directed to products in our medical segment, including our cancer diagnostics and therapeutics QA, occupational dosimetry, medical imaging and nuclear medicine equipment products. These issued patents are expected to expire between 2022 to 2038 and these pending applications, if issued, are expected to expire between 2039 to 2040, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Industrial Segment

As of December 31, 2022, we own approximately 35 issued U.S. utility patents, 39 issued foreign utility patents (including in the European Union, Canada, Russia and Japan), 2 pending U.S. non-provisional utility patent application and 8 pending foreign utility patent applications (including pending PCT patent applications) that contain claims directed to products in our industrial segment, including our alpha/beta counting instruments, contamination and clearance monitors, gamma spectroscopy software and detector systems, NDA and waste measurement systems, portable radiation measurement instruments, radiation monitoring systems and reactor instrumentation and controls products. Our issued patents are expected to expire between 2022 to 2037 and our pending applications, if issued, are expected to expire between 2032 to 2040, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

Available Information

Our website is www.mirion.com. The information found on, or that can be accessed from or that is hyperlinked to, our website is not part of this Annual Report on Form 10-K. We file or furnish Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, amendments to these reports and other information with the United States Securities and Exchange Commission (“SEC”). You may obtain a copy of any of these reports, free of charge, from the Investors Relations section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that also contains these reports at: www.sec.gov.

ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K, before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances may have an adverse effect on our business, cash flows, financial condition and results of operations. You should also carefully consider the following risk factors in addition to the other information contained in this Annual Report on form 10-K, including Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” of Part II, Item 8 “Financial Statements and Supplementary Data.” However, the selected risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our cash flows, financial condition and results of operations. In such a case, the trading price of our securities could decline and you may lose all or part of your investment.

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
•The extent to which our business will be adversely affected by COVID-19 or other health epidemics, pandemics and similar outbreaks is highly uncertain and cannot be predicted.

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
•We have made and continue to make acquisitions, investments and divestitures that involve numerous risks and uncertainties.
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

As of December 31, 2022, we had an accumulated deficit of $408.5 million. For the year ended December 31, 2022, the period from October 20, 2021 through December 31, 2021 (the “Successor Stub Period”), the period from July 1, 2021 through October 19, 2021 (the “Predecessor Stub Period”), and the fiscal years ended June 30, 2021 and June 30, 2020, we experienced net losses of $288.4 million, $23.0 million, $105.7 million, $158.4 million, and $119.1 million, respectively. We cannot assure you that we will achieve positive net income in any future period. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we are incurring additional legal, accounting and other expenses that we did not incur as a private company. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability, which also could result in future additional goodwill impairments. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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

The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition

We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. Russia’s invasion of Ukraine, the ensuing build-up of Russian sanctions and other impacts on this region have impacted the global economic environment and currencies resulting in fluctuating demand for our products and services, delays or cancellations of customer projects and difficulties in supplying and sourcing products from this and other geographic regions. In addition, it has become more difficult for certain of our customers’ to satisfy their obligations to us as a result of the conflict and we may experience further impacts as the conflict continues. On May 2, 2022, one of the Company's customers announced that it had terminated a contract with a Russia state-owned entity to build a nuclear power plant in Finland, which termination had an impact on our goodwill and our backlog (see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Russia and Ukraine and Note 8, Goodwill and Intangible Assets, to the consolidated financial statements, each included elsewhere in this Annual Report on Form 10-K). In addition, we have experienced and may continue to experience delays in revenue recognition, order booking and contract payments due to export controls and other sanctions instituted to date. Additional contracts or projects may be subject to delays or terminations as the situation evolves. In addition, while no return of advanced payment refunds have been made, customers could seek to recover previous payments made to us depending on future developments. The Russian-Ukraine conflict may also escalate or expand in scope, thereby exacerbating its impact. The broader consequences of this conflict cannot be predicted, nor can we predict the conflict's ultimate impact on the global economy or our business, results of operations, and financial condition. We also are continuing to sell medical equipment and related products into Russia in compliance with applicable U.S. export control regulations, however we may be subject to criticism for continuing to sell products to Russia which may damage our reputation, the consequences of which are difficult to predict. The Russia-Ukraine conflict has heightened other risks disclosed herein, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyber-attacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects, each of which could materially adversely affect our business, results of operations, and financial condition.

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

Our global operations expose us to risks associated with public health crises, epidemics and pandemics, such as COVID-19.

A disease pandemic, such as COVID-19 and its variants, or other widespread health epidemics, pandemics or similar outbreaks could create economic uncertainty and disruptions to the global economy that could adversely affect our businesses, or could lead to operational difficulties, including travel limitations, that could impair our ability to manage or conduct our business.

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

The duration and extent of the impact from any public health crisis, epidemic or pandemics, such as COVID-19, depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate, the existence of any additional waves, the extent and effectiveness of containment actions, treatment and prevention measures, including vaccines, and the impact of these and other factors on our customers, employees, suppliers and other business partners. Moreover, to the extent the COVID-19 pandemic or any other public health crisis, epidemic or pandemic, or any worsening of the global business and economic environment as a result thereof, continues to adversely affect our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described under “—Risks Related to Our Business Operations.”

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

We purchase materials, components, and equipment from third parties for use in our manufacturing operations. For example, we purchase cryogenic cooling equipment to support our spectroscopy line of products. There is a limited supply market for this type of equipment, and these products are designed specifically for use in our products. Qualification and design of new equipment will require time and resources to complete. Our results of operations could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclically. During a market upturn, suppliers may extend lead times, limit supplies, or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase, or we may breach our contractual commitments and incur liabilities or be subject to litigation. Conversely, in order to secure supplies for the production of products, we sometimes enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.

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
•accidents, terrorism, natural disasters or other incidents occurring at our facilities, the facilities of our customers or at any other place; and
•the decision by one or more of our customers to acquire one of our competitors or otherwise in source the services we provide.

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

We exercise judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the performance obligation. Revenue recognized on an over-time basis for the year ended December 31, 2022, the Successor Period from October 20, 2021 to December 31, 2021 and the Predecessor Stub Period from July 1, 2021 to October 19, 2021 accounted for approximately 32%, 22%, and 26%, respectively, of total net sales. Typically, overtime revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on our consolidated financial position, results from operations, or cash flows.

Our long and uncertain sales cycle and the unpredictable period of time between the placement of an order and our ability to recognize the revenue associated with the order makes revenue predictions difficult, particularly on a quarterly basis, and can cause our operating results to fluctuate significantly.

We have made and continue to make acquisitions, investments and divestitures that involve numerous risks and uncertainties.

As part of our business and growth strategy, we have made and plan to continue to make acquisitions of, or significant investments, in businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce, reinforce our supply chain or enhance our technological capabilities. We plan to continue exploring additional acquisition and investment opportunities, which may also include joint ventures, but we are unable to predict whether or when any prospective acquisition or investment will be available or the likelihood it will be completed. If our expected returns on these transactions are not achieved, it could adversely impact our business, results of operations and financial condition. Even if we do find suitable acquisition or investment opportunities, we may not be able to consummate the transactions on commercially acceptable terms, may incur unexpected costs or reduced growth during the integration process or fail to realize the anticipated benefits. Our ability to grow our business through acquisitions and investments is subject to numerous risks, including competition for attractive or promising businesses or assets, the need to finance such transactions through cash on hand or debt, equity or equity-linked financing, and the need to secure required governmental approvals under antitrust and competition laws in the United States and worldwide. The sale of equity or equity-linked securities or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

Acquisitions, divestitures, investments and joint ventures expose us to many risks, including:

•problems integrating the new personnel or the purchased operations, technologies or products;
•difficulty securing adequate working capital;
•unanticipated costs associated with the transaction;
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
•litigation arising from the operations before they were acquired by us including with regards to environmental liabilities or hazardous substances;

•adverse tax consequences from the transaction;

•difficulty completing financial statements and audits; and

•if our acquisitions, divestitures, investments or joint ventures fail, perform poorly, or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely impacted.

In addition, we periodically divest businesses, including businesses that are no longer a part of our strategic plans. These divestitures similarly require a significant investment of time and resources, may disrupt our business, may not close on the expected timing or at all, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which would adversely impact our business, results of operations and financial condition.

Our inability to overcome problems encountered in connection with any acquisition, investment, joint venture or divestiture could divert the attention of management, consume scarce corporate resources and otherwise harm our business. If our expected returns on these transactions are not achieved, it could adversely impact our business, results of operations and financial condition.

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

We estimate that approximately a quarter of our revenue was associated with contracts with a duration of 12 months or longer and approximately 10% of such revenue was associated with contracts with fixed-price arrangements which do not provide for price escalation in the event of unanticipated cost overruns, in each case for the fiscal year ended December 31, 2022, respectively. Under these contracts, we perform our services and provide our products at a fixed price. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. We have in the past experienced unanticipated cost overruns on some of our fixed-price contracts. If our cost estimates for a contract are inaccurate or if we do not execute the contract within our cost estimates, we may incur losses or the contract may not be as profitable as we expected. In addition, even though some of our longer-term contracts contain price escalation provisions, such provisions may not fully provide for cost increases, whether from inflation, the cost of goods and services to be delivered under such contracts or otherwise. In addition, we are sometimes required to incur costs in connection with modifications to a contract that may not be approved by the customer as to scope or price, or to incur unanticipated costs, including costs for customer-caused delays, errors in specifications or designs or contract termination, that we may not be able to recover. These, in turn, could materially and adversely affect our business, results of operations and financial condition.

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

Although the amount of our backlog is based on signed purchase orders or other written contractual commitments, we cannot guarantee that our order backlog will result in actual revenue in the originally anticipated period or at all. As of December 31, 2022, December 31, 2021 and June 30, 2021 our estimated combined order backlog was $737.4 million, $747.5 million, and $715.8 million, respectively. The majority of our combined backlog is expected to be delivered within two years. In addition, the mix of contracts included in our order backlog can greatly affect our margins in future periods, which may not be comparable to our historical product mix and operating results. Our customers may experience project or funding delays or cancel orders due to factors beyond our control. If customers terminate, reduce or defer firm orders, whether due to fluctuations in their business needs or purchasing budgets or other reasons, our sales will be adversely affected and we may not realize the revenue we expect to generate from our backlog or, if realized, the revenue may not translate into profit. We estimate approximately 10%-15% of our backlog at any point in time is related to contracts that are unfunded and may be at risk for cancellation if funding is not appropriated. If our order backlog fails to result in revenue in a timely manner or at all, we could experience an overall reduction in revenue and liquidity.

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

Revenue generated from outside of North America accounted for approximately 36%, 40%, 36%, and 45% of our net sales for the year ended December 31, 2022, the Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Stub Period from July 1, 2021 through October 19, 2021, and in our fiscal year ending June 30, 2021 ("fiscal 2021"), respectively, and approximately 48% of our net sales in our fiscal year ended June 30, 2020. We anticipate that international sales will continue to constitute a material percentage of our total net sales in future periods. As a result, our operations are subject to risks associated with global operations and sales, including:

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

U.S. government contractors and subcontractors must comply with specific procurement regulations and other requirements, including with respect to ethics and business conduct, cost accounting, pricing, intellectual property, employment, cybersecurity and supply chain issues. Accordingly, we are subject to routine audits and investigations by U.S. government agencies and held to strict compliance standards. If we fail to comply and demonstrate our compliance with these rules and regulations, we could be subject to contract modification or termination, the assessment of criminal and civil penalties and fines, and/or suspension or debarment from government contracting and subcontracting. As of December 31, 2022, certain audits remain open and although we have recorded contract revenues based upon our estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our results of operations may be adversely affected.

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

Any changes in capital spending or changes in the capital budgets of our customers could significantly reduce demand for our products. The capital resources of our customers may be limited by the availability of equity or debt financing. In addition, a portion of our sales are to governmental and non-profit entities such as universities and hospitals, which are subject to unique budgetary pressures. Any reduction in spending or budget austerity measures could inhibit the ability of these customers to purchase our products. In addition a government shutdown or the U.S. government’s failure to raise the debt ceiling, which increases the possibility of a default by the U.S. government on its debt obligations, or related credit-rating downgrades could have adverse effects on the broader global economy and contribute to, or worsen, an economic recession.

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

Our operations, and the operations of our suppliers, distributors or customers, could be subject to natural and man made disasters other business disruptions as well as the impact of climate change, any of which could materially and adversely affect our business and increase our expenses.

Our operations could be subject to natural disasters and other business disruptions, which could lead to reductions of revenue and increases in costs and expenses. The frequency or severity of these disasters could be exacerbated by the effects of global climate change. For example, some of our facilities are located in areas with earthquake fault lines or in hurricane zones. In the event of a major earthquake, extreme weather event, other natural or man made disaster, we could experience business interruptions, destruction of or damage to facilities and/or loss of life, any of which could materially and adversely affect our business, results of operations and financial condition.

We could also incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. Such changes could result in laws, regulations or policies that significantly increase our direct and indirect operational and compliance burdens, which could adversely affect our financial condition and results of operations. We monitor developments in climate change-related laws, regulations and policies for their potential effect on us, however, we currently are not able to accurately predict the materiality of any potential costs associated with such developments.

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

We were not required to document and test our internal controls over financial reporting, our management was not required to certify the effectiveness of our internal controls and our auditors were not required to opine on the effectiveness of our internal controls over financial reporting prior to 2022. As a large accelerated filer , we are now subject to Section 404 of the Sarbanes-Oxley Act. Our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from our international operations and our contemplated international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.

If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors timely, our financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the trading price of our Class A common stock.

We identified a material weakness in our internal control over financial reporting, and we may experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting.

We identified a material weakness due to the aggregation of deficiencies in certain general information technology controls (GITCs), at our division in France, related to program change-management and user access in information technology (IT) systems that support the Company’s financial reporting processes. Some of our business process controls (automated and manual) are dependent on the information and data produced by the systems affected by the deficiencies in GITCs and these business process controls were deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were the result of a lack of training for our IT personnel on the importance of GITCs, and in particular the importance of controls over program change-management and user access.

The material weakness did not result in any identified misstatements to the financial statements as of and for the year ended December 31, 2022. However, the material weakness created a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting.

Management is implementing a number of actions, as described below, to remediate the material weakness. Company management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively. The remediation actions, focused on our division in France, will include:

•Educating IT control owners concerning the importance of GITCs, with a focus on those related to program change-management and user access.
•Developing enhanced controls and reviews related to program changes in IT systems and access to IT systems.
•Adding additional manual business process controls to monitor information and data produced by the system to help mitigate the risks associated with ineffective GITCs.

If we fail to remediate this material weakness or otherwise fail to design and maintain effective internal control over financial reporting, our ability to timely and accurately report our results of operations and financial condition in compliance with reporting requirements applicable for public companies in the United States could be impaired, which may adversely affect investor confidence in us and, as a result, the trading value of our Class A common stock, warrants and other securities.

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

We are subject to a variety of import laws, export controls and economic sanctions laws and regulations, including rule changes, and evolving enforcement practices. Changes in import and export control or trade sanctions laws may restrict our business practices and affect our ability to supply our products to various countries and/or to various customers, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in claims for breach of existing contracts and modifications to existing compliance programs and training schedules. Violations of the applicable export or import control, or economic sanctions laws and regulations, such as an export to an embargoed country, or to a denied party, or the export of a product without the appropriate governmental license, may result in penalties, including fines, debarment from export privileges, and loss of authorizations needed to conduct aspects of our international business, and may harm our ability to enter into contracts with our customers who have contracts with the U.S. government. A violation of the laws and regulations enumerated above could materially and adversely affect our business, results of operations and financial condition.

We do business with Russian customers both inside and outside of Russia and with customers who have contracts with Russian counterparties. As a result of Russia's invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages. The imposition of export controls and economic sanctions directed at Russia continue to evolve as the war in Ukraine continues. If our Russian or Russian-related customers are added to the list of Russian entities that are subject to United States, United Kingdom and/or EU sanctions we could be required to stop all business with Russian customers both inside and outside of Russia. For more information, see “Risks Related to Our Business and Industry—The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition.”

United States export control policies with respect to the export of goods and technologies to China are also rapidly evolving. The U.S. government has imposed increasingly strict export control restrictions on exports to China including, most recently, extensive restrictions and extraordinary tariffs, including with respect to semiconductors. These regulatory changes and potential retaliatory moves by China are disrupting global semiconductor supply chains and make it more difficult for us to procure components for our products. In addition, such restrictions could be imposed on products in other industries, including products we sell. If new export licensing requirements are applied to our products, we may not be able to sell and supply those products to Chinese customers, or support existing Chinese customers. Further, the U.S. government has imposed export control restrictions on transactions with an increasing number of Chinese entities by adding those entities to the U.S. Bureau of Industry and Security (BIS) Entity List. Export licenses from BIS are required for the export, reexport or transfer (in country) of any commodities, software or technologies subject to U.S. export control jurisdiction to those BIS Entity List parties. Certain of our customers are subject to BIS Entity List export control restrictions which can make it more difficult or not possible to supply our products to those entities. If more of our customers are added to the BIS Entity List, it could make it more difficult to supply our products to those customers. China is also in the process of implementing its own export control program and the proposed regulations contemplate "retaliatory" export controls on exports to countries that restrict exports of key items to China such as the U.S.

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

If we fail to obtain issuance of patents or registration of other intellectual property, or our patent claims or other intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, pursuant to, for example, judicial or administrative proceedings including re-examination, post-grant review, inter partes, interference, opposition, or derivation proceedings, the coverage of patents and other intellectual property rights afforded our products could be impaired. Even if we are to obtain issuance of further patents or registration of other intellectual property, such intellectual property could be subjected to attacks on ownership, validity, enforce ability, or other legal attacks. Any such impairment or other failure to obtain sufficient intellectual property protection could materially and adversely affect our business, results of operations and financial condition, including forcing us to, among other things, rebrand or re-design our affected products. Moreover, our patents and patent applications may only cover particular aspects of our products, and competitors and other third parties may be able to circumvent or design around our patents. Competitors may develop and obtain patent protection for more effective technologies, designs or methods. There can be no assurance that third parties will not create new products or methods that achieve similar or better results without infringing upon patents we own. If these developments were to occur, it could have an adverse effect on our business, results of operations and financial condition.

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

As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that require us to diligence, disclose and report whether or not our devices contain conflict minerals. These requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our devices. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our devices and, if applicable, potential changes to devices, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our devices contain minerals are not determined to be conflict-free or if we are unable to alter our devices, processes or sources of supply to avoid such materials.

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

As of December 31, 2022, we had $821.7 million aggregate principal amount of indebtedness outstanding under our senior secured term loan facility (the “Term Loan Facility”) and there is additional availability under our senior secured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to $90.0 million. In addition, our Credit Facilities bear interest based on variable interest rates which have recently increased and may increase further from time to time in the future. For example, the Board of Governors of the Federal Reserve System voted to increase interest rates multiple times in 2022 and further increases are expected for 2023. Continued increases in interest rates will increase the cost of servicing our outstanding indebtedness as well incurring new indebtedness and refinancing our outstanding indebtedness, and could materially and adversely affect our business, results of operations and financial condition.

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

LIBOR, the interest rate benchmark used as a reference rate on our variable rate debt, including under our Credit Facilities is being phased out. As of December 31, 2022, we had approximately $822 million of debt outstanding under the Credit Facilities with variable interest rates based on LIBOR. The Credit Agreement includes fallback language that seeks to either facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based on the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon certain triggering events. There are many uncertainties regarding a transition from LIBOR and we cannot predict what the impact of any such replacement rate would be to our interest expense. The discontinuation, reform, or replacement of LIBOR or any other benchmark rates may result in the need to amend all contracts with LIBOR or such other benchmark rates, and this may have a negative impact on our interest expense and our profitability. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our liabilities indexed to LIBOR and could have a negative impact on our profitability and cash flows. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of SOFR or new benchmark rates, including with respect to negotiating and implementing any necessary changes to existing contractual agreements, and implementing changes to our systems and processes. We continue to evaluate the operational and other effects of such changes, including possible impacts on our accounting for interest rate hedging agreements.

Unfavorable currency exchange rate fluctuations could materially and adversely affect our financial results.

Our international sales and our operations in countries other than the United States expose us to risks associated with fluctuating currency values and exchange rates. A significant amount of our international sales, costs, assets and liabilities are denominated in currencies other than the U.S. dollar. For example, in fiscal 2022, approximately 31% of our sales were denominated in euros, 3% in pounds sterling, 2% in Japanese yen and 2% in Canadian dollars. Gains and losses on the conversion of accounts receivable, accounts payable and other monetary assets and liabilities to U.S. dollars have contributed and may continue to contribute to fluctuations in our results of operations. In addition, continued increases in the value of the U.S. dollar relative to the euro could have an adverse effect on our results of operations. We do not currently purchase forward contracts to hedge against the risks associated with fluctuations in exchange rates.

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
•publication of research reports by securities analysts about us, our competitors or our industry;
•the public's reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale by any of our principal stockholders of any of their shares of our Class A common stock;
•the potential sales of 18,750,000 founder shares outstanding as of December 31, 2022 upon the satisfaction of certain vesting requirements;
•the issuance and potential sales of 8,040,540 shares of our Class A common stock upon the redemption of 8,040,540 shares of Class B common stock of Mirion IntermediateCo, Inc. (“IntermediateCo”) together with 8,040,540 shares of our Class B common stock outstanding as of December 31, 2022;
•the issuance and potential sales of 27,249,879 shares of Class A common stock upon the exercise of the public warrants and private placement warrants outstanding as of December 31, 2022;
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

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds, including for possible use in acquisitions. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock.

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

Outstanding warrants to purchase an aggregate of 27,249,879 shares of our Class A common stock (including 18,749,879 public warrants and 8,500,000 private placement warrants) are exercisable. The exercise price of these warrants is $11.50 per share. In addition, up to 8,040,540 shares of Class A common stock may be issued in connection with the redemption of IntermediateCo Class B common stock and up to 18,750,000 founder shares may vest and become unrestricted upon the occurrence of certain vesting requirements. To the extent such warrants are exercised and such shares are issued or become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.

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

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

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

ITEM 3. LEGAL PROCEEDINGS
Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the ordinary course of business. For information regarding legal proceedings and other claims in which we are involved, see “Note 11. Commitments and Contingencies” in the notes to the financial statements included in this Annual Report on Form 10-K. The disposition of any such currently pending or threatened matters is not expected to have a material effect on our business, results of operations or financial condition. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our business, results of operations and financial condition could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II - OTHER INFORMATION
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

Holders

As of February 26, 2023, the company had 217,470,076 shares of Class A common stock, including 18,750,000 founder shares subject to vesting requirements, outstanding held of record by approximately 35 holders, 8,040,540 shares of Class B common stock outstanding held of record by approximately 15 holders, outstanding warrants to purchase 27,249,879 shares of Class A common stock held of record by approximately 2 holders and no shares of preferred stock outstanding. Such amounts do not include DTC participants or beneficial owners holding shares through nominee names.

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

Performance Graph

The graph below compares the cumulative total return for our shares of Class A common stock from August 20, 2020 through December 31, 2022 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), Nasdaq and the Dow Jones Industrial Average Index (“DJIA”). The graph assumes $100 invested on August 20, 2020 in each of our Class A common stock and the three indices presented. The stock price performance included in the below graph is not necessarily indicative of future stock performance. The Business Combination closed on October 20, 2021 and GSAH was renamed Mirion Technologies, Inc. and, pursuant to the terms of the Business Combination Agreement, Mirion TopCo combined with a subsidiary of GSAH. Our Class A common stock is listed on the NYSE under the ticker symbol “MIR.” The graph below represents GSAH until October 20, 2021 and MIR from October 20, 2021 to December 31, 2022.

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

a.Sale of Unregistered Equity Securities

The information required has been previously disclosed in our Current Report on Form 8-K filed with the     Securities and Exchange Commission on October 25, 2021.

b.    Use of Proceeds from Public Offering of Common Stock

None.

Issuer Purchases of Equity Securities

None.
ITEM 6. [RESERVED]

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
•Our revenues were $717.8 million for the year ended December 31, 2022, of which 37.9% and 62.1% were generated in the Medical segment and the Industrial segment, respectively. Revenues were $154.1 million for the Successor Period from October 20, 2021 through December 31, 2021, $168.0 million for the Predecessor Period from July 1, 2021 through October 19, 2021, and $346.2 million for the unaudited six months ended June 30, 2021, of which 31.9%, 35.9% and 29.9% were generated in the Medical segment for the Successor Period, Predecessor Period, and unaudited six months ended June 30, 2021, respectively, and 68.1%, 64.1% and 70.1% were generated in the Industrial segment for the Successor Period, Predecessor Period, and unaudited six months ended June 30, 2021, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders, including funded and unfunded government contracts) was $737.4 million and $747.5 million as of December 31, 2022, and December 31, 2021, respectively.
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
•Foreign Currency—The U.S. dollar has been volatile during the year ended December 31, 2022, as it had appreciated sharply against most other major currencies since the second quarter of 2022, particularly in Europe, for both economic and geopolitical reasons. A strengthened U.S. dollar has had a negative impact on our revenue in our European operations.
•Inflation and Interest Rates—We continue to actively monitor, evaluate and respond to developments relating to operational challenges in the current inflationary environment. Global supply chain disruptions and the higher inflationary environment remain unpredictable and our past results may not be indicative of future performance. In addition, the increase in interest rates, which we expect to continue, has in turn led to increases in the interest rates applicable to our indebtedness and increased our debt service costs.
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
•Strategic transactions—A large driver of our historical growth has been the acquisition and integration of related businesses. Our ability to integrate, restructure, and leverage synergies of these businesses will impact our operating results over time. From time to time we also divest businesses which could also impact our operating results.
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
Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States. (“GAAP”). However, management believes certain non-GAAP financial measures provide investors and other users with additional meaningful information that should be considered when assessing our ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating, and planning decisions, and in evaluating our performance. These non-GAAP measures include adjustments in recent periods to increase period-to-period comparability following the Mirion business combination and becoming a public company in the fourth quarter of 2021. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our GAAP results. The non-GAAP financial measures we present may differ from similarly captioned measures presented by other companies. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
We use the non-GAAP financial measures “Adjusted revenues", “EBITDA,” “EBITA,” and “Adjusted EBITDA". "Adjusted EBITDA" is used in the calculation of the First Lien Net Leverage Ratio in the 2021 Credit Agreement described in Note 9 Borrowings. See the “Quarterly Results of Operations” sections below for definitions of our non-GAAP financial measures and reconciliation to their most directly comparable GAAP measures. Tax impacts for the non-GAAP financial measures are calculated based on the appropriate tax rate for each individual item presented.
See the "Basis of Presentation" section below regarding the Successor and Predecessor periods. The following tables present a reconciliation of certain non-GAAP financial measures for the year ended December 31, 2022, Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Periods from July 1, 2021 through October 19, 2021, and for the Predecessor fiscal year ended June 30, 2021.

	Successor	Successor	Predecessor	Predecessor
(In millions)	Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Year Ended June 30, 2021
Net loss	$(288.4)	$(23.0)	$(105.7)	$(158.4)
Interest expense, net	41.9	6.2	52.8	163.2
Income tax (benefit) provision	(18.2)	(6.8)	(5.6)	(5.9)
Amortization	145.8	32.0	19.7	62.8
EBITA	$(118.9)	$8.4	$(38.8)	$61.7
Depreciation - Mirion Business Combination step-up	6.4	1.3	—	—
Depreciation - all other	22.3	4.0	6.2	20.8
EBITDA	$(90.2)	$13.7	$(32.6)	$82.5
Stock-based compensation expense	31.8	5.3	9.3	—
Decrease in fair value of warrant liabilities	(37.6)	(1.2)	—	—
Goodwill impairment	211.8	—	—	—
Other impairments(1)	7.0	—	—	—
Debt extinguishment	—	—	15.9	—
Foreign currency loss (gain), net	4.9	1.6	(0.6)	13.4
Revenue reduction from purchase accounting	—	2.3	4.5	8.0
Cost of revenues impact from inventory valuation purchase accounting	6.3	15.8	—	5.2
Non-operating expenses(2)(3)(4)(5)(6)	30.7	7.0	34.7	43.1
Adjusted EBITDA	$164.7	$44.5	$31.2	$152.2
(1)Other impairments consist of $7.0 million of impairment charges primarily related to a business held for sale and an equity investment.
(2)Non-operating expenses relate to costs that are nonrecurring in nature in our operations and are further described below.
(3)Pre-tax non-operating expenses of $30.7 million for the year ended December 31, 2022 include $9.9 million in costs for one time set-up and integration for operational initiatives, $8.0 million related to the Business Combination and incremental one-time costs associated with becoming a public company, $6.0 million of restructuring costs, $3.8 million related to mergers and acquisition expenses, and $3.0 million of one-time information technology system costs to support the new public company.
(4)Pre-tax non-operating expenses of $7.0 million for the Successor Period from October 20, 2021 through December 31, 2021 includes $1.9 million in costs for one-time set-up and integration initiatives, $2.2 million related to the Business Combination and costs to prepare for becoming a public company, $1.4 million of restructuring costs, $0.5 million of Merger and Acquisition Expense, and $1.0 million of one-time information technology system costs to support the new public company.
(5)Pre-tax non-operating expenses of $34.7 million for the Predecessor Stub Period from July 1, 2021 through October 19, 2021 includes $26.2 million related to the Business Combination and costs to prepare for becoming a public company, $4.1 million in costs to achieve integration and operational synergies, $1.5 million of restructuring costs, $0.2 million of Merger and Acquisition Expense, and $1.5 million of costs to achieve information technology system integration and efficiency.
(6)Pre-tax non-operating expenses of $43.1 million for the Predecessor Period fiscal year ended June 30, 2021 includes $14.2 million of legal and professional fees related to the Business Combination and costs to prepare for becoming a public company, $13.1 million in costs to achieve integration and operational synergies, $5.9 million of mergers and acquisition expenses, $5.5 million of restructuring costs, and $4.5 million of costs to achieve information technology system integration and efficiency.
The following tables present a reconciliation of non-GAAP Adjusted Revenue and Adjusted EBITDA by segment for the year ended December 31, 2022, Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021.

	Year Ended December 31, 2022 (Successor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$271.7	$446.1	$—	$717.8
Revenue reduction from purchase accounting	—	—	—	—
Adjusted Revenues	$271.7	$446.1	$—	$717.8

Income from operations	$(84.4)	$(98.0)	$(115.4)	$(297.8)
Amortization	64.3	81.5	—	145.8
Depreciation - core	13.3	8.2	0.8	22.3
Depreciation - Mirion Business Combination step-up	4.8	1.4	0.2	6.4
Cost of revenues impact from inventory valuation purchase accounting	0.9	5.4	—	6.3
Stock-based compensation	0.6	1.0	30.2	31.8
Goodwill impairment	87.3	124.5	—	211.8
Other impairments	—	—	7.0	7.0
Non-operating expenses	—	—	30.7	30.7
Other Income / Expense	—	—	0.4	0.4
Adjusted EBITDA	$86.8	$124.0	$(46.1)	$164.7

	From October 20, 2021 through December 31, 2021 (Successor)
(in millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$49.2	$104.9	$—	$154.1
Revenue reduction from purchase accounting	2.3	—	—	2.3
Adjusted Revenues	$51.5	$104.9	$—	$156.4

Income from operations	$(4.3)	$1.1	$(19.7)	$(22.9)
Amortization	13.8	18.2	—	32.0
Depreciation - core	2.3	1.5	0.2	4.0
Depreciation - Mirion Business Combination step-up	0.9	0.4	—	1.3
Revenue reduction from purchase accounting	2.3	—	—	2.3
Cost of revenues impact from inventory valuation purchase accounting	3.3	12.5	—	15.8
Stock based compensation	—	—	5.3	5.3
Non-operating expenses	—	—	6.6	6.6
Other Income / Expense	—	—	0.1	0.1
Adjusted EBITDA	$18.3	$33.7	$(7.5)	$44.5

	From July 1, 2021 through October 19, 2021 (Predecessor)
(in millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$60.3	$107.7	$—	$168.0
Revenue reduction from purchase accounting	4.5	—	—	4.5
Adjusted Revenues	$64.8	$107.7	$—	$172.5

Income from operations	$0.7	$11.7	$(54.0)	$(41.6)
Amortization	9.8	9.9	—	19.7
Depreciation - core	3.5	2.5	0.2	6.2
Depreciation - Mirion Business Combination step-up	—	—	—	—
Revenue reduction from purchase accounting	4.5	—	—	4.5
Stock based compensation	—	—	9.3	9.3
Non-operating expenses	—	—	33.5	33.5
Other Income / Expense	—	—	(0.4)	(0.4)
Adjusted EBITDA	$18.5	$24.1	$(11.4)	$31.2

	Unaudited
	Six Months Ended June 30, 2021 (Predecessor)
(in millions)	Medical	Industrial	Corporate & Other	Consolidated
Revenues	$103.6	$242.6	$—	$346.2
Revenue reduction from purchase accounting	8.0	—	—	8.0
Adjusted Revenues	$111.6	$242.6	$—	$354.2

Income from operations	$(2.7)	47.7	(49.2)	$(4.2)
Amortization	17.2	20.0	—	37.2
Depreciation - core	6.4	5.1	0.4	11.9
Revenue reduction from purchase accounting	8.0	—	—	8.0
Cost of revenues impact from inventory valuation purchase accounting	4.7	—	—	4.7
Stock based compensation	—	—	(0.1)	(0.1)
Non-operating expenses	—	—	32.1	32.1
Other Income / Expense	—	—	0.3	0.3
Adjusted EBITDA	$33.6	$72.8	$(16.5)	$89.9
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
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia's invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on us is predominantly in our Industrial segment where we have certain projects involving Russian customers or other Russian counterparties. On May 2, 2022, one of our customers announced that it had terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland. Our own contract for this project was also terminated, and represented a remaining performance obligation in our backlog of approximately $67 million, of which approximately 80% was scheduled to be recognized as revenue over the next five years. Due to the impact on our planned revenues from the cancellation, we performed an interim quantitative test of goodwill impairment as of May 1, 2022 for the RMS reporting unit and recorded a goodwill impairment charge of $55.2 million.
As of December 31, 2022, while we had not received any other cancellation notices for any other Russian based projects, we experienced delays in recognizing project revenue during the year ended December 31, 2022 due to the trade and financial sanctions made to date, which negatively impacted our actual results compared to management expectations. The remaining performance obligations in our backlog for Russian related projects was $100.0 million at December 31, 2022. See further discussion in the "Results of Operations" section below. In addition, while we have not returned any advanced payment refunds, one customer has sought to recover approximately $6M in advance payments, which would also reduce outstanding performance bonds the Company maintains for related contracts. The imposition of export controls and economic sanctions directed at Russia continue to evolve as the war in Ukraine continues. For example, we expect that the

United States and the EU could issue a new round of sanctions. New sanctions imposed by the U.S., the UK or the EU could adversely affect (or prohibit) our ability to sell medical products in Russia and/or to provide services for the medical products previously supplied to Russian customers. We will continue to monitor the social, political, regulatory and economic environment in Ukraine and Russia, and will consider actions as appropriate.
Supply Chain
The global supply chain continued to be stressed by increased demand, along with pandemic-related and other global events that caused increased disruptions to us during the year ended December 31, 2022. The most notable impacts to us were delays in sourcing key devices and components needed for our products, resulting in delays in revenue recognition, and increased costs in materials and freight. We mitigated a portion of these cost impacts with price increases on certain products. While we experienced some improvements in shipping delivery and associated labor availability during the three month period ended December 31, 2022, the supply chain disruption continues to be a challenge and a risk of negatively impacting our future operating margins.

Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 4.5% for the year ended December 31, 2022 compared to the comparable period in 2021, primarily due to the strengthening of the U.S. dollar against most major currencies for most of the year ended December 31, 2022. Any further strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations next year, and any weakening of the U.S. dollar against major currencies (e.g., euro, pound sterling) would positively impact our sales and results of operations for the next year. To hedge the currency translation risk related to net investments in euro-denominated foreign subsidiaries, we entered into cross-currency swaps with effective dates of October 31, 2022 and November 15, 2022, respectively.
SIS Acquisition
We continually evaluate potential acquisitions that strategically fit with the Company’s existing portfolio. As a result, on August 1, 2022, we acquired the Critical Infrastructure ("CI") business of Collins Aerospace (renamed Secure Integrated Solutions "SIS") via an Asset Purchase Agreement in an all-cash transaction valued at $6.6 million. The SIS business specializes in command-and-control software solutions for nuclear power plants and government facilities to protect systems against cybersecurity threats or compromises. The business is reported as part of the Industrial segment.
Goodwill Impairment
In the second quarter of the year ended December 31, 2022, we concluded that a triggering event had occurred in the RMS reporting unit of the Industrial segment as a result of the Russia-Ukraine conflict during the year. After the quantitative test, we recorded a goodwill impairment loss of $55.2 million for the Industrial segment.

In the fourth quarter of the year ended December 31, 2022, the Company reorganized its reporting unit structure and performed its annual impairment test for all reporting units both before and after the reorganization. The results of the analysis for its pre reorganization reporting units indicated that carrying values of certain reporting units were in excess of their respective fair values. Therefore, we recorded non-cash impairment losses in the amount of $69.3 million and $87.3 million within the Industrial and Medical segments, respectively. The impairments were primarily due to decreases in current year market valuations and the impacts of higher market discount rates used in our discounted cash flow analysis when compared to the same measures at the Business Combination date.

The Industrial North America and Industrial Europe reporting units carried less than 10% in excess of fair value over carrying value in the post reorganization impairment test. Due to declines in market valuations since the Business Combination date, these reporting units tests resulted in smaller cushions of fair value in excess of carrying value. As of December 31, 2022, we believe that the goodwill is recoverable for all five of our reporting units, however there can be no assurances that the goodwill will not be impaired in future periods.
Interest Rates
In connection with the Business Combination, certain of our subsidiaries of the Company entered into the 2021 Credit Agreement to refinance and replace the credit agreement from March 2019. The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $90.0 million senior secured revolving facility (collectively, the “Credit Facilities”). The term loan has a seven-year term (expiring October 2028), bears interest at the greater of Adjusted London Interbank Offered Rate ("LIBOR") or 0.50%, plus 2.75% and has quarterly principal repayments of

0.25% of the original principal balance. LIBOR has been increasing during the year ended December 31, 2022 as central banks, specifically the Federal Reserve, have been steadily raising their interest rates to reduce inflation. As a result, the interest rate for the term loan was 7.48% and 3.25% as of December 31, 2022 and December 31, 2021, respectively. If the Federal Reserve and other central banks continue to raise the interest rates, the interest rate for the term loan will continue to increase. We will continue to monitor the interest rate, and will consider actions as appropriate.
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

Results of Operations
For the Year Ended December 31, 2022 (Successor) Compared to the Successor Stub Period from October 20, 2021 through December 31, 2021, Predecessor Stub Period from July 1, 2021 through October 19, 2021, and unaudited Six Months Ended June 30, 2021
The following tables summarizes our results of operations for the periods presented below (in millions):

				Unaudited
	Successor		Predecessor
(Dollars in millions)	Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Six months ended June 30, 2021
Revenues	$717.8	$154.1	$168.0	$346.2
Cost of revenues	407.7	100.2	97.7	204.1
Gross profit	310.1	53.9	70.3	142.1
Selling, general and administrative expenses	362.3	70.1	101.6	127.1
Research and development	30.3	6.7	10.3	19.2
Goodwill impairment	211.8	—	—	—
Impairment loss on business held for sale	3.5	—	—	—
Loss from operations	(297.8)	(22.9)	(41.6)	(4.2)
Interest expense, net	41.9	6.2	52.8	86.8
Foreign currency loss (gain), net	4.9	1.6	(0.6)	(2.9)
Change in fair value of warrant liabilities - (gain)/loss	(37.6)	(1.2)	—	—
Other expense (income), net	(0.4)	0.3	1.6	(0.7)
Loss on debt extinguishment	—	—	15.9	—
Loss before benefit from income taxes	(306.6)	(29.8)	(111.3)	(87.4)
Benefit from income taxes	(18.2)	(6.8)	(5.6)	7.3
Net loss	(288.4)	(23.0)	(105.7)	(94.7)
Loss attributable to noncontrolling interests	(11.5)	(0.8)	—	(0.1)
Net loss attributable to stockholders	$(276.9)	$(22.2)	$(105.7)	$(94.6)
For purposes of management's discussion and analysis below, period over period comparisons represent full year 2022 results compared to the accumulation of the Successor Stub Period, Predecessor Stub Period, and the unaudited six months ended June 20, 2021.
Overview
Revenues were $717.8 million for the year ended December 31, 2022 and $154.1 million, $168.0 million and $346.2 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. Our Medical segment contributed $271.7 million, $49.2 million, $60.3 million, and $103.6 million of revenues for the year ended December 31, 2022, Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. Our Industrial segment contributed $446.1 million, $104.9 million, $107.7 million, and $242.6 million of revenues for the year ended December 31, 2022, Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. Gross profit was $310.1 million, $53.9 million, $70.3 million, and $142.1 million for December 31, 2022, Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively.
Net loss was $288.4 million $23.0 million, $105.7 million, and $94.7 million for the year ended December 31, 2022, Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021. Our Medical segment contributed $84.4 million and $4.3 million losses from operations for the year ended December 31, 2022 and Successor Stub Period, respectively, and contributed $0.7 million income from operations and $2.7 million loss from operations for the Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. Our Industrial segment was responsible for $98.0 million loss from operations for the year ended December 31, 2022, and $1.1 million, $11.7 million, and $47.7 million income from operations for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. The overall increase in net loss is primarily driven by reduced revenues in the Industrial segment, a $211.8 million goodwill impairment charge in the Medical ($87.3 million) and Industrial segments ($124.5 million), increased amortization and depreciation expense due to the impact of purchase accounting related to the fair values of intangible assets and property, plant, and equipment for the Business Combination, and higher selling, general and administrative costs associated with stock-based compensation expense and costs associated with becoming a public company. Offsetting these items were increased revenues in the Medical segment; reductions in research and development expenses, interest expense, and loss on debt extinguishment; and a $36.4 million gain from change in fair value of warrant liabilities.
Revenues
Revenues were $717.8 million for the year ended December 31, 2022 and $154.1 million, $168.0 million, and $346.2 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. Revenues increased $49.5 million in the year ended December 31, 2022.
Medical segment revenues increased for the year ended December 31, 2022 compared with the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, primarily due to the results of acquisitions in the Medical segment (CIRS acquisition), price increases, and organic growth. Also driving the increase was the impact of the deferred revenue fair value adjustment for the SNC acquisition, which reduced revenues for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021. Offsetting the increase in Medical segment revenues period over period was a negative impact from foreign currency exchange.
Industrial segment revenues decreased primarily due to project execution delays (driven by supply chain issues and the Russia-Ukraine conflict) and foreign exchange rate fluctuations, offset by the price increases and the impact of the SIS acquisition in 2022.
Cost of revenues
Cost of revenues was $407.7 million for the year ended December 31, 2022 and $100.2 million, $97.7 million, and $204.1 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively, representing an increase of $5.7 million in the year ended December 31, 2022.
Cost of revenues related to the Medical segment increased $19.2 million period over period due to an increase in compensation costs in conjunction with increased headcount over the same period, as well as inflation in the current year. In addition, cost of revenues for the year ended December 31, 2022 includes purchase accounting related to the fair value of inventory from the Business Combination and increased amortization and depreciation expenses resulting from increased intangible assets and increased fair values of property, plant, and equipment, respectively, from the Business Combination. Finally, cost of revenues for the Predecessor Stub Period and unaudited six months ended June 30, 2021 includes costs from purchase accounting related to the fair value of inventory from previous acquisitions that no longer impact the year ended December 31, 2022.
Cost of revenues related to the Industrial segment decreased $9.6 million period over period. The decrease was primarily driven by a decrease in manufacturing supplies and materials costs due to delays in contract execution related to the overall revenue decrease in the Industrial segment, as well as lower costs from foreign exchange impacts in Europe. Offsetting the decrease in Cost of revenues were increased costs due to inflation, inventory write-offs due to defective circuit boards, the increased amortization and depreciation expenses from the Business Combination, additional costs for the purchase accounting related to the fair value of inventory from the Business Combination, and an incremental cost of revenues related to the SIS acquisition made in the year ended December 31, 2022. Finally, cost of revenues for the Predecessor Stub Period and unaudited six months ended June 30, 2021 includes costs from purchase accounting related to the fair value of inventory from previous acquisitions that no longer impact the year ended December 31, 2022.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $362.3 million for the year ended December 31, 2022 and $70.1 million, $101.6 million, and $127.1 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively, resulting in an increase of $63.5 million.

Our Medical segment incurred higher SG&A expenses of $33.0 million for the year ended December 31, 2022. The increase was primarily due to the impact of the increased amortization expense resulting from intangible assets acquired in the Business Combination, the CIRS acquisition in the Medical segment and increased compensation expenses and increased receivable reserves related to switching distributors in China. Our Industrial segment incurred higher SG&A expenses of $37.4 million for the year ended December 31, 2022. The increase was primarily driven by the increased amortization expense resulting from intangible assets acquired in the Business Combination, as well as increased receivable reserves related to a Russian based customer.
Corporate SG&A expenses were $105.8 million for the year ended December 31, 2022, resulting in a decrease in SG&A expenses of $6.9 million. The decrease was primarily driven by the decrease in other costs related to company-wide initiatives including legal and professional fees related to the Business Combination and reduced restructuring cost in the current year. The decrease was offset by an increase in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 15, Stock-Based Compensation, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), impairment charges related to a business held for sale and an equity investment, an increase in compensation expense, an increase in Corporate insurance, and higher professional services mostly due to becoming a public company.
Research and development
Research and development (“R&D”) expenses were $30.3 million for the year ended December 31, 2022 and $6.7 million, $10.3 million, and $19.2 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively, resulting in a decrease of $5.9 million. The decrease in R&D expense was primarily a result of a reduction in R&D program spend of $2.8 million in the Medical segment and $2.9 million in the Industrial segment for the year ended December 31, 2022.
Goodwill impairment
Goodwill impairment charges were $211.8 million for the year ended December 31, 2022. In the second quarter of the year ended December 31, 2022, the Company concluded that a triggering event had occurred in the RMS reporting unit of the Industrial segment as a result of the Russia-Ukraine conflict during the year. Based on the quantitative test for the RMS reporting unit, the Company determined that the carrying value exceeded the fair value. As such, the Industrial segment recognized its best estimate of a non-cash impairment loss in the amount of $55.2 million (see Note 8, Goodwill and intangible assets, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
In the fourth quarter of the year ended December 31, 2022, the Company performed its annual impairment test for all reporting units. The results of the analysis indicated that carrying values of the DMD EA (Industrial segment) and DSD (Medical segment) reporting units were in excess of their respective fair values. Therefore, the Company recorded non-cash impairment losses of $69.3 million and $87.3 million for the DMD EA and DSD reporting units, respectively, in the caption Goodwill impairment in our consolidated statements of operations (see Note 8, Goodwill and intangible assets, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
(Loss) income from operations
Loss from operations were $297.8 million for the year ended December 31, 2022 and $22.9 million, $41.6 million, $4.2 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months Ended June 30, 2021, which resulted in an increased loss of $229.1 million. On a segment basis, loss from operations in the Medical segment for the twelve months ended December 31, 2022 and the comparison periods was $84.4 million and $6.3 million, respectively, representing an increase of $78.1 million. Loss from operations in the Industrial segment for the year ended December 31, 2022 was $98.0 million and income from operations for the comparison periods was $1.1 million, $11.7 million and $47.7 million, respectively, representing an increase of $158.5 million. Corporate expenses were $115.4 million for the year ended December 31, 2022 and $19.7 million, $54.0 million and $49.2 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months Ended June 30, 2021, respectively, representing a decrease in loss from operations of $7.5 million. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $41.9 million for the year ended December 31, 2022 and $6.2 million, $52.8 million and $86.8 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively, representing a $103.9 million decrease on a period over period basis. $105.2 million of the decrease is a non-cash decrease in interest related to the Shareholder Notes which were paid in full in connection with the closing of the

Business Combination. $1.3 million is an increase in interest due to a higher interest rate associated with 2021 Credit Agreement as of December 31, 2022 (7.48%) compared to the interest rate for the 2021 Credit Agreement as of December 31, 2021 (3.25%) or that of 2019 Credit Facility as of December 31, 2021 (4.25%) which was paid in full in connection with the closing of the Business Combination. For more information, see Note 9, Borrowings, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign currency loss, net
We recorded a loss of $4.9 million for the twelve months ended December 31, 2022 and a gain of $1.9 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021 from foreign currency exchange. The change in net foreign currency losses is primarily due to depreciation of European local currencies in relation to the U.S. dollar and its impact on certain intercompany loans between Company subsidiaries.
Change in fair value of warrant liabilities
We recognized an unrealized gain of $37.6 million resulting from a decrease in the fair value of the Public Warrant and Private Placement Warrant liabilities during the year ended December 31, 2022. See Note 18, Fair Value Measurements, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Income taxes
The effective income tax rate was 6% for the year ended December 31, 2022 and 23%, 5%, and (8)% for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. The difference in the effective income tax rate for the year ended December 31, 2022 and the Successor Stub Period was primarily due to an impairment on our goodwill during the year ended December 31, 2022. The difference in the effective income tax rate between the Successor Stub Period and the prior periods was primarily attributable to the mix of earnings and certain adjustments for the Successor Stub Period as a result of the Business Combination.
The effective income tax rate for the Successor Period differs from the U.S. statutory rate of 21% due primarily to an impairment on our goodwill during the year ended December 31, 2022 and U.S. federal permanent differences. The effective income tax rate for the Predecessor Periods differs from the U.K. statutory rate of 19% due primarily to valuation allowances on certain U.K. losses and nondeductible interest expense.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act that includes a new alternative minimum tax based upon financial statement income (book minimum tax), an excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The Inflation Reduction Act is not expected to have a material impact on our consolidated financial statements.
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increased our deferred tax assets and cash taxes.
Business segments
The following provides detail for business segment results for the year ended December 31, 2022, Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, shared overhead and other costs related to restructuring activities and costs to achieve operational initiatives, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 17, Segment Information, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Medical

				Unaudited
	Successor		Predecessor
(Dollars in millions)	Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Six months ended June 30, 2021
Revenues	$271.7	$49.2	$60.3	$103.6
(Loss) income from operations	$(84.4)	$(4.3)	$0.7	$(2.7)
(Loss) income from operations as a % of revenues	(31.1)%	(8.7)%	1.2%	(2.6)%

Medical segment revenues were $271.7 million for the year ended December 31, 2022 and $49.2 million, $60.3 million, and $103.6 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively, which represents an increase of $58.6 million. Revenues increased primarily due to the impact of the CIRS acquisition contributing $14.6 million, the impact of prior year purchase accounting adjustment related to the SNC acquisition which resulted in a revenue reduction in the prior year of $14.8 million, and an increased revenue of $32.8 million due to price increases and organic growth. Offsetting the increase in the Medical segment revenues period over period was a negative foreign currency exchange impact by approximately $2.4 million.
Loss from operations, which excludes non-operational costs, was $84.4 million for the year ended December 31, 2022 and $4.3 million for the Successor Stub Period, respectively. Income from operations was $0.7 million and loss from operations was $2.7 million for the Predecessor Stub Period and the unaudited six months ended June 30, 2021, respectively, representing an increase in loss from operations of $78.1 million. The increase in loss from operations period over period was largely due to the goodwill impairment charge of $87.3 million recognized during the year ended December 31, 2022 in the DSD reporting unit, an increase in amortization expenses of $23.3 million and depreciation expenses of $4.8 million, resulting from increased intangible assets and increased fair value of property, plant, and equipment, respectively, from the Business Combination, costs related to CIRS business of $10.0 million, higher compensation costs of $5.9 million, higher bad debt reserves related to switching distributors in China of $1.5 million, and the inflation impact offset by the negative foreign currency exchange impact. Offsetting the increase in loss from operation further were the increase in revenues described above and the prior period inventory step-up of $3.3 million that no longer impact the year ended December 31, 2022.
Industrial

				Unaudited
	Successor		Predecessor
(Dollars in millions)	Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Six months ended June 30, 2021
Revenues	$446.1	$104.9	$107.7	$242.6
(Loss) Income from operations	$(98.0)	$1.1	$11.7	$47.7
(Loss) Income from operations as a % of revenues	(22.0)%	1.0%	10.9%	19.7%
Industrial segment revenues were $446.1 million for year ended December 31, 2022 and $104.9 million, $107.7 million, and $242.6 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively, representing a decrease of $9.1 million. The decrease is primarily driven by volume decreases due to both the delays caused by project execution timing from supply chain issues and impacts from the Russia-Ukraine conflict of $7.0 million and foreign exchange rate fluctuations of $28.6 million, offset by the price increase of $13.6 million and the impact of the SIS acquisition in $15.4 million in 2022.
Loss from operations, which excludes non-operational costs, was $98.0 million for the year ended December 31, 2022 and Income from operations was $1.1 million, $11.7 million, and $47.7 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. Loss from operations, which excludes non-operational costs, increased $158.5 million period over period driven primarily by the decrease in revenues described above, the goodwill impairment charge of $124.5 million recognized during the year ended December 31, 2022 in the RMS and DMD EA reporting units, costs related to SIS business of $13.2 million, higher cost of revenues including $5.4 million of inventory step-up, higher amortization of $33.5 million, both related to the Business Combination purchase accounting, a bad debt reserve with a Russian customer, inventory write-offs of defective circuit boards, and the inflation impact offset by the negative foreign currency exchange impact. Offsetting the increase further was the prior period inventory step-up of $12.6 million that no longer impact the year ended December 31, 2022.
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

Corporate and other costs were $115.4 million for the year ended December 31, 2022 and $19.7 million, $54.0 million, and $49.2 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively, which represents a decrease of $7.5 million. The decrease in the year ended December 31, 2022 was predominantly driven by a $34.6 million decrease in other costs related to company-wide initiatives including legal and professional fees related to the Business Combination that occurred during the Successor Stub Period and a $7.2 million reduction in operations and information technology integration costs. The decrease was offset by an increase in stock-based compensation expense of $15.6 million (see Note 15, Stock-Based Compensation, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), an increase in impairment charges of $7.0 million related to a business held for sale and an equity investment, and an increase in compensation expense, facility costs (including Corporate insurance) and professional services in the amount of $10.8 million mostly due to becoming a public company. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 17, Segment Information, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Income taxes
Income tax benefit was $5.9 million for the year ended June 30, 2021 versus a benefit of $5.5 million for the year ended June 30, 2020. The $0.4 million change is primarily due to the mix of earnings and jurisdictions during each respective period.
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
Quarterly Results of Operations
The following table sets forth selected unaudited quarterly financial data for the Successor quarters during the current fiscal year, for the periods from October 20, 2021 through December 31, 2021 (Successor Stub Period) and from July 1, 2021 through October 19, 2021 (Predecessor Stub Period), and for the three Predecessor fiscal quarters immediately preceding the Predecessor Stub Period. The information for each of these periods reflects all adjustments that are of a normal, recurring nature and that we consider necessary for a fair presentation of our operating results for such periods. The results of operations presented should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this document and are not necessarily indicative of our operating results for any future period. Revenues for certain quarters/periods are impacted by the capital spending patterns of government customers, which are influenced by budgetary considerations and driven by timing of fiscal year-ends.

	Successor					Predecessor
(In millions)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net loss	$(159.7)	$(50.4)	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(54.0)	$(40.7)
EBITA(1)(2)	$(114.6)	$(7.1)	$(20.8)	$23.6	$8.4	$(38.8)	$8.5	$22.7	$13.8
EBITDA(1)(2)	$(106.8)	$0.3	$(13.5)	$29.8	$13.7	$(32.6)	$13.6	$29.5	$18.8
Adjusted EBITDA(1)(2)	$56.4	$30.8	$42.6	$34.9	$44.5	$31.2	$30.9	$49.9	$39.8
(1)EBITA is a non-GAAP measure defined as U.S. GAAP net income (loss) before net interest expenses (including loss on debt extinguishment), income tax (benefit) provision, and amortization. EBITDA is a non-GAAP measure defined as income before net interest expense (including loss on debt extinguishment), income tax (benefit) provision, and depreciation (including finance lease amortization) and amortization. EBITA and EBITDA are not terms defined under U.S. GAAP and do not purport to be alternatives to net income as measures of operating performance or to cash flows from operating activities as measures of liquidity. Additionally, EBITA and EBITDA are not intended to be measures of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.
Adjusted EBITDA is a non-GAAP measure defined as EBITDA excluding the items described in our previous non-GAAP table above. Adjusted EBITDA is used by management as a measure of operating performance. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about our results of operations that management utilizes on an ongoing basis to assess our core operating performance.
EBITA, EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. You should not consider our EBITA, EBITDA and Adjusted EBITDA as alternatives to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP.

(2)The following table reconciles non-GAAP measures EBITA, EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net loss:

	Successor					Predecessor
(In millions)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net loss	$(159.7)	$(50.4)	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(54.0)	$(40.7)
Interest expense, net	12.5	13.1	8.4	7.9	6.2	52.8	43.8	43.7	43.0
Income tax (benefit) provision	(1.7)	(5.0)	(7.4)	(4.1)	(6.8)	(5.6)	(4.7)	14.4	(7.1)
Amortization	34.3	35.2	37.5	38.8	32.0	19.7	16.1	18.5	18.6
EBITA	$(114.6)	$(7.1)	$(20.8)	$23.6	$8.4	$(38.8)	$8.5	$22.6	$13.8
Depreciation	7.8	7.4	7.3	6.2	5.3	6.2	5.1	6.9	5.0
EBITDA	$(106.8)	$0.3	$(13.5)	$29.8	$13.7	$(32.6)	$13.6	$29.5	$18.8
Stock/share-based compensation expense	7.0	8.5	8.5	7.8	5.3	9.3	—	—	(0.1)
(Decrease) increase in fair value of warrant liabilities	(10.1)	12.0	(19.6)	(19.9)	(1.2)	—	—	—	—
Goodwill impairment	156.6	—	55.2	—	—	—	—	—	—
Other impairments	4.5	2.5	—	—	—	—	—	—	—
Debt extinguishment	—	—	—	—	—	15.9	—	—	—
Foreign currency loss (gain), net	(3.0)	3.1	3.3	1.5	1.6	(0.6)	(1.4)	1.1	(4.0)
Revenue reduction from purchase accounting	—	—	—	—	2.3	4.5	3.7	3.7	4.3
Cost of revenues impact from inventory valuation purchase accounting	—	—	—	6.3	15.8	—	—	—	4.7
Non-operating expenses	8.2	4.4	8.7	9.4	7.0	34.7	15.0	15.6	16.1
Adjusted EBITDA	$56.4	$30.8	$42.6	$34.9	$44.5	$31.2	$30.9	$49.9	$39.8

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
At December 31, 2022, December 31, 2021, and June 30, 2021, we had $73.5 million, $84.0 million, and $101.1 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $66.4 million, $69.5 million, and $67.3 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $90.0 million of revolving borrowings.

There is a discussion in Note 9, Borrowings, of the consolidated financial statements included elsewhere in this Form 10-K of the long-term debt arrangements issued by Mirion. For more information on our lease commitments, see Note 10, Leased Assets, of the consolidated financial statements and for other commitments and contingencies, see Note 11, Commitments and Contingencies to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.
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
The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on LIBOR (with customary fallback provisions described below) for borrowings in U.S. dollars, a floating rate formula based on EURIBOR for borrowings in Euro or a floating rate formula based on SONIA for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing. The 2021 Credit Agreement includes fallback language that seeks to either facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based on the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon triggering events. We anticipate transitioning from LIBOR to SOFR or other benchmark replacement rate during second quarter of 2023. Beginning December 31, 2022, the interest rate under the 2021 Credit Agreement increased to 7.48%, compared to previous rates of 5.63% (beginning July 1, 2022) and 3.25% (beginning January 1, 2022), due to recent increases in LIBOR and will remain at this rate through March 31, 2023.
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
Hedges
As a result of the Company’s European operations, we are exposed to fluctuations in exchange rates between the Euro and U.S. dollar (our functional currency). As such, we entered into cross-currency rate swaps during the year ended December 31, 2022 to manage currency risks related to foreign exchange in foreign operations.
These cross-currency rate swaps are derivative financial instruments that have been designated and qualify as hedges of net investments in our foreign operations. Accordingly, the changes in the fair values of the swaps are recognized in net investment hedges adjustments, a component of accumulated other comprehensive loss ("AOCL"), to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change. The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	Successor		Successor
	As of		Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021
	December 31, 2022	December 31, 2021
Cross-currency rate swaps	$238.8	$—	$(12.9)	$—
Total	$238.8	$—	$(12.9)	$—
For more discussion of the hedges of net investments, see Note 18, Fair Value Measurement, and Note 19, Derivatives and Hedging, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash flows
For the Year Ended December 31, 2022 (Successor) Compared to the Successor Stub Period from October 20, 2021 through December 31, 2021, Predecessor Stub Period from July 1, 2021 through October 19, 2021, and unaudited Six Months Ended June 30, 2021

				Unaudited
	Successor		Predecessor
(In millions)	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Six Months Ended June 30, 2021
Net cash provided by (used in) operating activities	$39.4	$(12.2)	$13.1	$33.7
Net cash used in investing activities	$(39.5)	$(2,189.4)	$(12.5)	$(28.9)
Net cash (used in) provided by financing activities	$(7.0)	$1,537.7	$1.0	$(9.9)

Net Cash Provided by (Used in) Operating Activities
Operating activities provided net cash of $39.4 million for the year ended December 31, 2022 (Successor), used net cash of $12.2 million for the Successor Stub Period, provided net cash of $13.1 million for the Predecessor Stub Period, and provided net cash of $33.7 million for the six months ended June 30, 2021 (Predecessor), representing an increase of $4.8 million.
The increase is partially due to our net loss, adjusted for non-cash items, improving by $27.9 million; net loss increased by $65.0 million but was offset by a net increase of non-cash add-backs of $92.9 million. Non-cash add-backs to net income increased primarily due to a $211.8 million increase related to goodwill impairment expense, $62.3 million due to increased depreciation and amortization expense, and $17.3 million due to increased stock-based compensation expense, partially offset by a decrease of accrual of in-kind interest on notes payable to related parties by $104.2 million, a decline in the fair value of warrant liabilities of $36.4 million, a net decline in deferred income taxes of $22.4 million, a decline in loss on debt extinguishment of $15.9 million, and a $14.8 million decrease in amortization of deferred revenue step-down due to acquisitions. Cash provided by working capital decreased by $23.1 million period over period primarily due to a decline in changes in inventories of $32.2 million, a decline in changes in other liabilities of $23.0 million, a decline in changes in accounts payable of $12.1 million, and a decline in changes in deferred contract revenue of $7.0 million, partially offset by an increase in changes in accounts receivable of $21.3 million and an increase in changes in other assets of $16.6 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $39.5 million for the year ended December 31, 2022 (Successor), $2,189.4 million in the Successor Stub Period, $12.5 million in the Predecessor Stub Period, and $28.9 million for the six months ended June 30, 2021 (Predecessor). The $2,191.3 million decline in cash used in investing activities is primarily attributable to decline in acquisition activity of $2,192.7 million ($6.6 million of cash consideration paid for the purchase of the Critical Infrastructure business of Collins Aerospace during the year ended December 31, 2022 versus $2,124.8 million paid for the Business Combination in the Successor Stub Period, $54.1 million paid for the acquisition of CIRS in the Successor Stub Period, and $15.0 million paid during the six months ended June 30, 2021 for deferred consideration related to the SNC acquisition).
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $7.0 million during the year ended December 31, 2022 (Successor), net cash provided by financing activities was $1,537.7 million in the Successor Stub Period and $1.0 million during the Predecessor Stub Period, and net cash used in financing activities was $9.9 million for the six months ended June 30, 2021 (Predecessor). Cash outflows during the year ended December 31, 2022 (Successor) were primarily driven by $6.6 million of principal repayments of term loan debt. Net cash inflows during the Successor and Predecessor periods in the year ended December 31, 2021 primarily relate to financing activities associated with the Business Combination including $807.3 million of borrowings from third-parties, net of discount and issuance costs, $753.7 million provided by issuances of common stock, net of redemptions, and $18.7 million of transaction fees reimbursed by the Sellers, partially offset by payments of $26.3 million in deferred underwriting fees and $13.3 million of stock issuance costs.
From October 20, 2021 through December 31, 2021 (Successor) and July 1, 2021 through October 19, 2021 (Predecessor Stub Period) Compared to Six Months Ended December 31, 2020 (Predecessor)

			Unaudited
	Successor	Predecessor	Predecessor
	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Six Months Ended December 31, 2020
Net cash (used in) provided by operating activities	$(12.2)	$13.1	$19.4
Net cash used in investing activities	$(2,189.4)	$(12.5)	$(284.5)
Net cash provided by financing activities	$1,537.7	$1.0	$249.3

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
Fiscal year ended June 30, 2021 (Predecessor) compared to fiscal year ended June 30, 2020 (Predecessor)

	Predecessor
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Such estimates are based on historical experience and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
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
Based upon our review and analysis, we recorded $211.8 million goodwill impairment losses in the year ended December 31, 2022.
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
The Company exercises judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the performance obligation. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognize the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Company’s consolidated financial position, results from operations, or cash flows. However, there were no significant changes in estimated contract costs for the fiscal year ended December 31, 2022, Successor Period of October 20, 2021 through December 31, 2021, the Predecessor Stub Period of July 1, 2021 through October 19, 2021, and the fiscal year ended June 30, 2021.
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
Accounting for Income Taxes
The Company accounts for income taxes and the related accounts under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company classifies all deferred tax assets and liabilities, and any related valuation allowance, as non-current in the consolidated balance sheets.
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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants as of December 31, 2022 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Derivative warrant liabilities were $30.5 million and $68.1 million as of December 31, 2022 and December 31, 2021, respectively, as the fair value of the Public and Private Placement Warrants decreased from $2.50 per warrant to $1.12 per warrant in the year ended December 31, 2022.
Derivatives and Hedging
Predecessor Period
The Company uses certain derivative financial instruments to help manage its risk or exposure to changes in interest rates in relation to variable rate debt and foreign currency exchange rate fluctuations. The Company records these derivatives at fair value in the balance sheet as either an asset or a liability and any changes in fair value are recognized in earnings as incurred.
Successor Period
The Company uses derivatives to manage underlying commercial risks, including risks related to foreign exchange. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. In evaluating whether a particular relationship qualifies for hedge accounting, the Company tests effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, the Company discontinues applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation, as applicable. The changes in the fair values of derivatives that have been designated and qualify as hedges of net investments in foreign operations are recorded in accumulated other comprehensive loss ("AOCL") and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings.
The Cross-Currency Rate Swaps the Company entered into are not exchange traded instruments and their fair value is determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as
Level 2 fair value hierarchy measurements. As such, the Company recognized a loss of $12.9 million in AOCL for the year ended December 31, 2022 for the swaps that qualified as net investment hedges.
New Accounting Standards
See “Note 1. Nature of Business and Summary of Significant Accounting Policies” included elsewhere in this Annual Report on Form 10-K for a full description of any recent accounting pronouncements, including the respective expected dates of adoption and expected effects on our results of operations and financial condition.
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
We derived approximately 40.2%, 43.7%, 40.4%, 49.9%, and 54.9% of our revenues during the Successor Period ended December 31, 2022 and from October 20, 2021 through December 31, 2021 and the Predecessor Period from July 1, 2021 through October 19, 2021 and the fiscal years ended June 30, 2021, and June 30, 2020, respectively, from outside the United States through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Although we are impacted by the exchange rates of several currencies, our largest exposures are generally to the Euro, Canadian dollar, British Pound, and Japanese Yen. In conducting our foreign operations, we also make inter-company sales denominated in different currencies. These activities expose us to the effect of changes in foreign currency exchange rates. Flows of foreign currencies into and out of our operations are generally stable, regularly occurring and are recorded at fair market value in our financial statements.
During the Successor Period ended December 31, 2022 and from October 20, 2021 through December 31, 2021 and the Predecessor Period from July 1, 2021 through October 19, 2021 and the fiscal years ended June 30, 2021, and June 30, 2020, the effect of a hypothetical 10% change in foreign currencies that we have exposure to compared to the U.S. dollar would have impacted our revenues by approximately $34.3 million, $8.7 million, $9.3 million, $41.7 million, and $31.6 million respectively.
During the Successor Period ended December 31, 2022 and from October 20, 2021 through December 31, 2021 and during the Predecessor Periods from July 1, 2021 through October 19, 2021 and the fiscal years ended June 30, 2021, and June 30, 2020, the effect of a hypothetical 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $18.8 million, $2.5 million, $4.0 million, $4.5 million, and $5.1 million, respectively. This impact does not consider the effects of a stronger or weaker dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and the demand for our products such as a strengthening dollar causes exports to become more expensive to foreign customers and businesses that must pay for them in other currencies.

Interest rates risk
We are exposed to changes in interest rates primarily as a result of our long-term debt. We may from time to time use interest rate swap agreements or other hedging instruments to manage the interest rate characteristics of a portion of our outstanding debt. However, as of December 31, 2022, we did not have any active interest rate swap agreements or other hedging instruments of any value. In March 2020, we executed an interest rate cap agreement effective September 30, 2020 through March 31, 2022 for a 2% LIBOR interest rate cap on $542 million notional value. This instrument was canceled in November 2021 given our new financing in October 2021. Based on the amounts and mix of our floating rate debt at December 31, 2022, if market interest rates increase an average of 100 basis points, our year-to-date interest expense would increase by approximately $8.4 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
Inflation risk
We are experiencing inflationary pressure on our operating costs. Competition for skilled labor is acute and we have experienced increased personnel costs as a result. We also continue to face higher costs for commodities and energy used in production of our goods, as well as increased prices from suppliers for components. Freight costs for inbound shipments of materials and components, and outbound shipments of our finished goods, have increased as well. These increases are expected to persist into 2023. Given market competition we may not be able to offset these higher costs through price increases, which may materially and adversely affect our business, results of operations and financial condition. Any price increases we may impose may lead to declines in sales volume or market share, if competitors do not similarly adjust their prices, or customers refuse to purchase at the higher prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Atlanta, GA, PCAOB ID No. 34)	99
Consolidated Balance Sheets as of December 31, 2022, December 31, 2021, and June 30, 2021	102
Consolidated Statements of Operations for the fiscal year ended December 31, 2022, the periods ended December 31, 2021 and October 19, 2021, and the fiscal years ended June 30, 2021 and June 30, 2020	103
Consolidated Statements of Comprehensive Loss for the fiscal year ended December 31, 2022, the periods ended December 31, 2021 and October 19, 2021, and the fiscal years ended June 30, 2021 and June 30, 2020	104
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal year ended December 31, 2022, the periods ended December 31, 2021 and October 19, 2021, and the fiscal years ended June 30, 2021 and June 30, 2020	105
Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2022, the periods ended December 31, 2021 and October 19, 2021, and the fiscal years ended June 30, 2021 and June 30, 2020	107
Notes to Consolidated Financial Statements	108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mirion Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mirion Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2022 (Successor), December 31, 2021 (Successor), and as of June 30, 2021 (Predecessor), and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for the year ended December 31, 2022 (Successor), for the period from October 20, 2021 through December 31, 2021 (Successor), and the period from July 1, 2021 through October 19, 2021 (Predecessor), the year ended June 30, 2021 (Predecessor) and the year ended June 30, 2020 (Predecessor) and the related notes and the schedules listed in the Index at Item 16 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 (Successor), December 31, 2021 (Successor), and as of June 30, 2021 (Predecessor), and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for the year ended December 31, 2022 (Successor), for the period from October 20, 2021 through December 31, 2021 (Successor), and the period from July 1, 2021 through October 19, 2021 (Predecessor), the year ended June 30, 2021 (Predecessor), and the year ended June 30, 2020 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Contracts in Progress - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue from certain contracts that involve customization of equipment to customer specifications using a percentage-of-completion method measured on the cost-to-cost basis, because transfer of control to the customer is continuous. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs for the performance obligation. The Company uses costs incurred as the input method to determine progress, and revenue is recognized based on costs incurred to date plus the estimate of the margin at completion.

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
•We selected a sample of fixed-price contracts that involve customization of equipment and performed the following:
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
▪Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers and comparing the estimates to engineering specifications.
▪Comparing management’s estimates of cost for certain labor and material inputs to salary information and vendor invoices or vendor quotes, when applicable.
▪Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•We evaluated management’s ability to estimate total costs accurately by evaluating significant fluctuations in margins year over year on percentage-of-completion contracts.
Goodwill — RMS, DSD, DMD-EA, and DMD-NA Reporting Units — Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. An interim impairment test for the RMS reporting unit was performed as of May 31, 2022, and the annual impairment test for all reporting units was performed as of October 1, 2022. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to the selection of comparable public companies and market multiples. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was approximately $1.6 billion as of the dates of measurement. The carrying value of the RMS reporting unit exceeded its fair value as of the interim impairment test measurement date, and therefore an impairment was recorded in the amount of $55 million for the year ended December 31, 2022. The carrying values of the DSD, and DMD-EA, reporting units exceeded their fair values as of the measurement date and, therefore, an impairment was recorded in the amounts of $87 million, and $69 million, respectively, for the year ended December 31, 2022. No impairment was recognized for the DMD-NA reporting unit as its fair value exceeded the carrying value as of the measurement date.
•We identified goodwill for RMS, DSD, DMD-EA, and DMD-NA as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of the RMS, DSD, DMD-EA, and DMD-NA reporting units and the increased uncertainty in the cash flow projections and macro-economic factors impacting the risk-free rate. Accordingly, this audit area required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, in particular related to forecasts of future revenues and profit margins and the selection of the discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the forecasts of future revenues and profit margins and the selection of discount rates for the RMS, DSD, DMD-EA, and DMD-NA reporting units included the following procedures, among others:
•With the assistance of fair value specialists, we evaluated whether the method (i.e., valuation technique) used by management was appropriate in the context of the applicable financial reporting framework, as well as determining (i) whether a single method or multiple methods would be most appropriate in the circumstances and (ii) whether the results of each respective measure of fair value were appropriately evaluated and weighted by the entity.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
•We considered the impact of changes in the regulatory environment on management’s forecasts.
•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP
Atlanta, GA
February 28, 2023
We have served as the Company's auditor since 2015.

Mirion Technologies, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	Successor		Predecessor
	December 31, 2022	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$73.5	$84.0	$101.1
Restricted cash	0.5	0.6	0.8
Accounts receivable, net of allowance for doubtful accounts	171.2	157.4	133.3
Costs in excess of billings on uncompleted contracts	50.0	56.3	57.2
Inventories	143.3	123.6	113.2
Prepaid expenses and other current assets	33.6	31.5	28.3
Assets held for sale	8.5	—	—
Total current assets	480.6	453.4	433.9
Property, plant, and equipment, net	124.3	124.0	88.8
Operating lease right-of-use assets	40.1	45.7	—
Goodwill	1,418.0	1,662.6	681.5
Intangible assets, net	650.4	806.9	326.3
Restricted cash	1.0	0.7	0.5
Other assets	24.3	24.7	16.2
Total assets	$2,738.7	$3,118.0	$1,547.2
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$67.7	$59.4	$47.1
Deferred contract revenue	83.0	73.0	50.4
Notes payable to third-parties, current	5.3	3.9	6.4
Operating lease liability, current	8.5	9.3	—
Accrued expenses and other current liabilities	79.8	75.4	84.3
Total current liabilities	244.3	221.0	188.2
Notes payable to related parties, non-current	—	—	1,170.5
Notes payable to third-parties, non-current	801.5	806.8	885.7
Warrant liabilities	30.5	68.1	—
Interest accrued on notes payable to related parties	—	—	64.8
Operating lease liability, non-current	34.3	40.6	—
Deferred income taxes, non-current	116.3	161.0	40.1
Other liabilities	44.6	36.5	37.4
Total liabilities	1,271.5	1,334.0	2,386.7
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 200,298,834 shares issued and outstanding at December 31, 2022; 199,523,292 shares issued and outstanding at December 31, 2021	—	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 8,040,540 issued and outstanding at December 31, 2022 and 8,560,540 issued and outstanding at December 31, 2021	—	—	—
A Ordinary shares, $0.01 nominal value, 3,000,000 shares authorized, 1,483,795 issued and outstanding at June 30, 2021	—	—	—
B Ordinary shares, $0.01 nominal value, 7,000,000 shares authorized, 5,353,970 issued and outstanding at June 30, 2021	—	—	0.1
Additional paid-in capital	1,882.4	1,845.5	9.5
Receivable from employees for purchase of ordinary shares	—	—	(2.4)
Accumulated deficit	(408.5)	(131.6)	(888.0)
Accumulated other comprehensive (loss) income	(75.7)	(20.7)	39.2
Mirion Technologies, Inc. (Successor) and Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders’ equity (deficit)	1,398.2	1,693.2	(841.6)
Noncontrolling interests	69.0	90.8	2.1
Total stockholders’ equity	1,467.2	1,784.0	(839.5)
Total liabilities and stockholders’ equity	$2,738.7	$3,118.0	$1,547.2

The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	Successor		Predecessor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Revenues:
Product	$533.0	$120.9	$123.4	$459.3	$353.0
Service	184.8	33.2	44.6	152.3	125.2
Total revenues	717.8	154.1	168.0	611.6	478.2
Cost of revenues:
Product	307.5	83.1	74.0	284.1	216.8
Service	100.2	17.1	23.7	75.7	64.4
Total cost of revenues	407.7	100.2	97.7	359.8	281.2
Gross profit	310.1	53.9	70.3	251.8	197.0
Operating expenses:
Selling, general and administrative	362.3	70.1	101.6	211.2	158.1
Research and development	30.3	6.7	10.3	29.4	15.9
Goodwill impairment	211.8	—	—	—	—
Impairment loss on business held for sale	3.5	—	—	—	—
Total operating expenses	607.9	76.8	111.9	240.6	174.0
(Loss) income from operations	(297.8)	(22.9)	(41.6)	11.2	23.0
Other expense (income):
Third party interest expense	41.9	6.2	12.5	41.0	41.5
Related party interest expense (Note 9)	—	—	40.3	122.2	107.7
Loss on debt extinguishment	—	—	15.9	—	—
Foreign currency loss (gain), net	4.9	1.6	(0.6)	13.4	(0.6)
Decrease in fair value of warrant liabilities	(37.6)	(1.2)	—	—	—
Other (income) expense, net	(0.4)	0.3	1.6	(1.1)	(1.0)
Loss before income taxes	(306.6)	(29.8)	(111.3)	(164.3)	(124.6)
Benefit from income taxes	(18.2)	(6.8)	(5.6)	(5.9)	(5.5)
Net loss	(288.4)	(23.0)	(105.7)	(158.4)	(119.1)
Loss attributable to noncontrolling interests	(11.5)	(0.8)	—	(0.1)	—
Net loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders	$(276.9)	$(22.2)	$(105.7)	$(158.3)	$(119.1)

Net loss per common share attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders — basic and diluted	$(1.53)	$(0.12)	$(15.81)	$(24.18)	$(18.45)
Weighted average common shares outstanding — basic and diluted	181.149	180.773	6.685	6.549	6.453
The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Successor		Predecessor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Net loss	$(288.4)	$(23.0)	$(105.7)	$(158.4)	$(119.1)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	(50.3)	(20.5)	(7.5)	34.2	(9.3)
Unrecognized actuarial gain (loss) and prior service benefit, net of tax	2.0	(0.2)	0.6	0.9	—
Unrealized losses on net investment hedges, net of tax	(10.0)	—	—	—	—
Other comprehensive (loss) income, net of tax	(58.3)	(20.7)	(6.9)	35.1	(9.3)
Comprehensive loss	(346.7)	(43.7)	(112.6)	(123.3)	(128.4)
Less: Comprehensive loss attributable to noncontrolling interests	(14.8)	(0.8)	—	(0.1)	—
Comprehensive loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders	$(331.9)	$(42.9)	$(112.6)	$(123.2)	$(128.4)
The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In millions, except share amounts)

Predecessor	A Ordinary Shares	A Ordinary Amount	B Ordinary Shares	B Ordinary Amount	Additional Paid-In Capital	Receivable from Employees for purchase of Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
Balance July 1, 2019	1,483,795	$—	5,353,970	$0.1	$9.3	$(2.5)	$(610.6)	$13.4	$2.6	$(587.7)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation expense	—	—	—	—	0.2	—	—	—	—	0.2
Receivable from Employees	—	—	—	—	—	(0.2)	—	—	—	(0.2)
Net loss	—	—	—	—	—	—	(119.1)	—	—	(119.1)
Other comprehensive loss	—	—	—	—	—	—	—	(9.3)	—	(9.3)
Balance June 30, 2020	1,483,795	—	5,353,970	0.1	9.5	(2.7)	(729.7)	4.1	2.2	(716.5)
Receivable from Employees	—	—	—	—	—	0.3	—	—	—	0.3
Net loss	—	—	—	—	—	—	(158.3)	—	(0.1)	(158.4)
Other comprehensive income	—	—	—	—	—	—	—	35.1	—	35.1
Balance June 30, 2021	1,483,795	—	5,353,970	0.1	9.5	(2.4)	(888.0)	39.2	2.1	(839.5)
Share-based compensation expense	—	—	—	—	9.3	—	—	—	—	9.3
Impairment loss on lease adoption	—	—	—	—	—	—	(2.9)	—	—	(2.9)
Receivable from employees	—	—	—	—	—	1.6	—	—	—	1.6
Net loss	—	—	—	—	—	—	(105.7)	—	—	(105.7)
Other comprehensive loss	—	—	—	—	—	—	—	(6.9)	—	(6.9)
Balance October 19, 2021	1,483,795	$—	5,353,970	$0.1	$18.8	$(0.8)	$(996.6)	$32.3	$2.1	$(944.1)

Mirion Technologies, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In millions, except share amounts)
(Continued)

Successor	Class A Common Stock	Class A Common Stock Amount	Class B Common Stock	Class B Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
Balance October 20, 2021	—	$—	18,750,000	$—	$—	$(109.4)	$—	$—	$(109.4)
Conversion of class B Founder Shares to shares of Class A common stock upon Business Combination	18,750,000	—	(18,750,000)	—	—	—	—	—	—
Reclassification of temporary equity shares previously subject to redemption	60,371,390	—	—	—	603.7	—	—	—	603.7
Issuance of shares of Class A common stock to PIPE Investors, net of offering costs	90,000,000	—	—	—	886.7	—	—	—	886.7
Issuance of shares of common stock to Mirion Sellers and recognition of noncontrolling interests in Mirion Business Combination	30,401,902	—	8,560,540	—	329.1	—	—	91.6	420.7
Equity contribution from Mirion Sellers	—	—	—	—	18.7	—	—	—	18.7
Forgiveness of working capital note from Sponsor	—	—	—	—	2.0	—	—	—	2.0
Stock-based compensation expense	—	—	—	—	5.3	—	—	—	5.3
Net loss	—	—	—	—	—	(22.2)	—	(0.8)	(23.0)
Other comprehensive loss	—	—	—	—	—	—	(20.7)	—	(20.7)
Balance December 31, 2021	199,523,292	$—	8,560,540	$—	$1,845.5	$(131.6)	$(20.7)	$90.8	$1,784.0
Warrant redemptions	100	—	—	—	—	—	—	—	—
Stock issued for vested restricted stock units	220,396	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	35,046	—	—	—	0.4	—	—	—	0.4
Conversion of shares of class B common stock to class A common stock	520,000	—	(520,000)	—	5.1	—	—	(5.1)	—
Purchase accounting adjustments to fair value of noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	—	—		—	31.4	—	—	—	31.4
Net loss	—	—	—	—	—	(276.9)	—	(11.5)	(288.4)
Other comprehensive loss	—	—	—	—	—	—	(55.0)	(3.3)	(58.3)
Balance December 31, 2022	200,298,834	$—	8,040,540	$—	$1,882.4	$(408.5)	$(75.7)	$69.0	$1,467.2
The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Successor		Predecessor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
OPERATING ACTIVITIES:
Net loss	$(288.4)	$(23.0)	$(105.7)	$(158.4)	$(119.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrual of in-kind interest on notes payable to related parties	—	—	40.2	121.2	107.7
Depreciation and amortization expense	174.5	37.3	25.9	83.6	68.4
Stock-based compensation expense	31.8	5.3	9.3	—	0.2
Loss on debt extinguishment	—	—	15.9	—	—
Amortization of debt issuance costs	3.5	0.7	1.1	3.2	2.6
Provision for doubtful accounts	0.3	(0.8)	0.3	2.1	0.6
Inventory obsolescence write down	0.9	0.3	—	0.7	1.9
Change in deferred income taxes	(37.2)	(11.2)	(8.4)	(16.6)	(15.5)
Loss (gain) on disposal of property, plant and equipment	3.4	0.8	1.6	(0.1)	0.4
Loss (gain) on foreign currency transactions	4.9	1.6	(0.6)	13.4	(1.7)
Decrease in fair values of warrant liabilities	(37.6)	(1.2)	—	—	—
Amortization of deferred revenue step-down	—	2.3	4.5	8.0	0.2
Amortization of inventory step-up	6.3	15.8	—	5.2	1.6
Goodwill impairment	211.8	—	—	—	—
Other	3.6	(0.1)	—	1.4	(0.9)
Changes in operating assets and liabilities:
Accounts receivable	(14.8)	(42.5)	18.2	(4.2)	3.8
Costs in excess of billings on uncompleted contracts	(4.5)	6.3	(5.7)	(3.8)	(2.9)
Inventories	(34.8)	5.1	(10.2)	(4.2)	2.7
Deferred cost of revenue	(0.8)	(0.3)	(0.4)	6.6	(3.5)
Prepaid expenses and other current assets	(2.4)	(2.5)	2.6	(10.1)	(1.6)
Accounts payable	4.5	(8.9)	19.2	2.6	(2.5)
Accrued expenses and other current liabilities	5.5	(8.4)	0.4	(2.2)	7.3
Deferred contract revenue	6.9	10.6	4.5	(2.8)	(1.9)
Other assets	5.4	(6.1)	(2.2)	0.5	0.2
Other liabilities	(3.4)	6.7	2.6	7.5	(8.5)
Net cash provided by operating activities	39.4	(12.2)	13.1	53.6	39.5
INVESTING ACTIVITIES:
Acquisition of Mirion, net of cash and cash equivalents acquired	—	(2,124.8)	—	—	—
Acquisitions of businesses, net of cash and cash equivalents acquired	(6.6)	(58.6)	(0.9)	(290.1)	(55.7)
Purchases of property, plant, and equipment and badges	(34.2)	(6.0)	(11.6)	(23.2)	(19.9)
Sales of property, plant, and equipment	0.8	—	—	—	—
Proceeds from net investment hedge derivative contracts	0.5	—	—	—	—
Net cash used in investing activities	(39.5)	(2,189.4)	(12.5)	(313.3)	(75.6)
FINANCING ACTIVITIES:
Issuances of common stock	—	900.0	—	—	—
Common stock issuance costs	—	(13.3)	—	—	—
Transaction fees reimbursed by Sellers	—	18.7	—	—	—
Payment of deferred underwriting costs	—	(26.3)	—	—	—
SPAC share redemption	—	(146.3)	—	—	—
Borrowings from notes payable to third-parties, net of discount and issuance costs	—	807.3	1.9	218.8	98.8
Principal repayments	(6.6)	(1.7)	(2.4)	(14.8)	(13.4)
Deferred financing costs	—	(0.9)	—	—	—
Borrowings from notes payable – related parties	—	—	—	70.0	—
Borrowing on revolving term loan	—	—	—	—	80.0
Payment on revolving term loan	—	—	—	(35.0)	(45.0)
Payment of contingent considerations	—	—	—	—	(2.0)
Distributions to noncontrolling interests	—	—	—	—	(0.4)
Other financing	(0.4)	0.2	1.5	—	0.9
Net cash used in financing activities	(7.0)	1,537.7	1.0	239.0	118.9
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3.2)	(1.0)	(0.9)	3.1	(0.4)
Net decrease in cash, cash equivalents, and restricted cash	(10.3)	(664.9)	0.7	(17.6)	82.4
Cash, cash equivalents, and restricted cash at beginning of period	85.3	750.2	102.4	120.0	37.6
Cash, cash equivalents, and restricted cash at end of period	$75.0	$85.3	$103.1	$102.4	$120.0

The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Mirion Technologies, Inc. (“Mirion,” the “Company,” "Successor," "we," "our," or "us" and formerly GS Acquisition Holdings Corp II ("GSAH")) is a global provider of radiation detection, measurement, analysis, and monitoring products and services to the medical, nuclear, and defense end markets. The Company provides products and services through two operating and reportable segments; (i) Medical and (ii) Industrial. The Medical segment provides radiation oncology quality assurance, delivering patient safety solutions for diagnostic imaging and radiation therapy centers around the world, dosimetry solutions for monitoring the total amount of radiation medical staff members are exposed to over time, radiation therapy quality assurance solutions for calibrating and verifying imaging and treatment accuracy, and radionuclide therapy products for nuclear medicine applications such as shielding, product handling, medical imaging furniture, and rehabilitation products. The Industrial segment provides robust, field ready personal radiation detection and identification equipment for defense applications and radiation detection and analysis tools for power plants, labs, and research applications. Nuclear power plant product offerings are used for the full nuclear power plant lifecycle including core detectors and essential measurement devices for new build, maintenance, decontamination and decommission equipment for monitoring and control during fuel dismantling and remote environmental monitoring.

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

On October 20, 2021, the Company's Board of Directors determined to change Mirion TopCo's fiscal year end from June 30th of each year to December 31st of each year in order to align Mirion’s fiscal year end with GSAH’s fiscal year end.

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

The Business Combination was accounted for under Accounting Standards Codification ("ASC") 805, Business Combinations. GSAH was determined to be the accounting acquirer. Mirion Technologies, Inc. constituted a business in accordance with ASC 805 and the business combination constituted a change in control. Accordingly, the Business Combination was accounted for using the acquisition method. Under this method of accounting, Mirion TopCo was treated as the “acquired” company for financial reporting purposes and the acquired net assets were stated at fair value, with goodwill or other intangible assets recorded. Refer to Note 2, Acquisitions, for further detail.

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

Segments

The Company manages its operations through two operating and reportable segments: Medical and Industrial. These segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 17, Segment Information, for further detail.
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
Restricted Cash

The Company maintains restricted cash and cash equivalent accounts with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers. As of December 31, 2022, December 31, 2021, and June 30, 2021, combined current and non-current restricted cash on the consolidated balance sheets was $1.5 million, $1.3 million, and $1.3 million, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $7.4 million, $5.4 million, and $6.1 million as of December 31, 2022, December 31, 2021, and June 30, 2021, respectively.
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

The components of prepaid expenses and other current assets consist of the following (in millions):

	Successor		Predecessor
	December 31, 2022	December 31, 2021	June 30, 2021
Prepaid insurance	$3.2	$5.3	$0.8
Short-term marketable securities	4.3	4.9	4.6
Income tax receivable and prepaid income taxes	2.8	3.9	4.8
Other tax receivables	1.6	2.1	1.2
Other current assets	21.7	15.3	16.9
	$33.6	$31.5	$28.3
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

See Note 10, Leased Assets for additional details.
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
Goodwill has an indefinite useful life, and is not amortized, but instead tested for impairment annually as of October 1 or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other.” The Company tests for goodwill impairment at the reporting unit level, which is an operating segment or one level below an operating segment. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed from a market participant perspective. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit.
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
The Company may reorganize its reporting unit structure to better align the Company's operations within its reporting unit structure. In such cases, the Company assesses and re-defines reporting units effective as of the reorganization date including reallocation of goodwill on a relative fair value basis as applicable to affected reporting units. Goodwill impairment analysis will be performed as of the effective reorganization date both before and after the reorganization to test for any goodwill impairment.

Based upon our review and analysis, we recognized impairments during the fiscal year ended December 31, 2022. Refer to Note 8, Goodwill and Intangible Assets, for further detail.
Intangible Assets
Intangible assets relate to the value associated with our developed technology, customer relationships, backlog, and trade names at the time of acquisition through business combinations.
The Company determined the fair value of intangible assets acquired through an income approach, using the excess earnings method for customer relationships and backlog. Under the excess earnings method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. The relief from royalty method was used to determine the fair value of developed technology and trade name. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell products as well as judgments on the discount rates used and other variables. We determined the forecasts based on a number of factors, including our best estimate of near-term net sales expectations and long-term projections, which include review of internal and independent market analyses. The discount rate used was representative of the weighted average cost of capital.
The customer relationships definite lived intangible assets are amortized using the double declining balance method with estimated useful lives ranging from 6 to 13 years, while all other definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 16 years for developed technology and 1 to 10 years for trade names and other. The Company regularly evaluates the amortization period assigned to each intangible asset to ensure that there have not been any events or circumstances that warrant revised estimates of useful lives. Refer to Note 8, Goodwill and Intangible Assets, for further detail.
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
ARO liabilities totaled $2.5 million, $3.1 million, and $3.7 million at December 31, 2022, December 31, 2021, and June 30, 2021, respectively, and were included in Other liabilities in the consolidated balance sheets. Accretion expense related to these liabilities was not material for any periods presented.
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

Warrant Liability

As of December 31, 2022, the Company had outstanding warrants to purchase up to 27,249,879 shares of Class A common stock. The Company accounts for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants (the "Public Warrants") issued in connection with GSAH's initial public offering has been measured based on the listed market price of such Public Warrants. As the transfer of certain warrants issued in a private placement (the "Private Placement Warrants") to GS Sponsor II LLC, the sponsor of GSAH (the "Sponsor"), to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 16, Fair Value Measurements.
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
The Company exercises judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the performance obligation. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognize the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined. A significant change in an estimate on one or more contracts could have a material effect on the Company’s consolidated financial position, results from operations, or cash flows. However, there were no significant changes in estimated contract costs for the year ended December 31, 2022, the Successor Period of October 20, 2021 through December 31, 2021, the Predecessor Periods of July 1, 2021 through October 19, 2021, the fiscal year ended June 30, 2021, and the fiscal year ended June 30, 2020.
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
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of December 31, 2022 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $737.4 million and $747.5 million as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, the Company expects to recognize approximately 57%, 20%, 8%, and 7% of the remaining performance obligations as revenue during the fiscal years 2023, 2024, 2025 and 2026, respectively, and the remainder thereafter.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 17, Segment Information.

Warrants
As described above, the Company has outstanding warrants to purchase up to 27,249,879 shares of Class A common stock. One whole warrant entitles the holder thereof to purchase one share of Mirion Class A common stock at a price of $11.50 per share. The Company’s warrants are not included in the Company’s calculation of basic loss per share and were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive.

Founder Shares

Founder shares are shares of Class A common stock subject to certain vesting events and forfeiture if a required vesting event does not occur within five years of the closing of the Business Combination. The founder shares are subject to vesting in three equal tranches, based on the volume-weighted average price of the Class A common stock being greater than or equal to $12, $14 and $16 per share for any 20 trading days in any 30 consecutive trading day period. Holders of the founder shares are entitled to vote such founder shares and receive dividends and other distributions with respect to such founder shares prior to vesting, but such dividends and other distributions with respect to unvested founder shares will be set aside by the Company and shall only be paid to the holders of the founder shares upon the vesting of such founder shares.

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

Selling, General, and Administrative Expenses
The Company’s selling, general and administrative expenses consist of direct and indirect costs related to sales and corporate personnel, facilities, professional services, amortization of intangible assets, share-based compensation, and other operating activities.
Advertising Costs
Advertising costs, which the Company expenses when incurred, were approximately $1.7 million, $0.4 million, $0.4 million, $0.9 million, and $0.9 million for the fiscal year ended December 31, 2022, Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Periods from July 1, 2021 through October 19, 2021 and the fiscal years ended June 30, 2021 and June 30, 2020, respectively. Trade show costs were approximately $2.8 million, $0.5 million, $0.7 million, $0.3 million, and $0.6 million for the fiscal year ended December 31, 2022, Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Periods from July 1, 2021 through October 19, 2021 and the fiscal years ended June 30, 2021 and June 30, 2020 respectively.

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
As of December 31, 2022 and December 31, 2021, no customer accounted for more than 10% of the accounts receivable balance.
Assets and Liabilities Held for Sale
We classify long-lived assets (disposal groups) as held for sale in the period when all of the following conditions have been met:
•We have approved and committed to a plan to sell the assets or disposal group;
•The asset or disposal group is available for immediate sale in its present condition;
•An active program to locate a buyer and other actions required to complete the sale have been initiated;
•The sale of the asset or disposal group is probable and expected to be completed within one year;
•The asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•It is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We initially measure a long-lived asset (disposal group) that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset (disposal group) until the date of sale. We assess the fair value of a long-lived asset (disposal group) less any costs to sell each reporting period it remains classified as held for sale. A loss is recognized for any write-down to fair value less cost to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Upon being classified as held for sale, we cease depreciation on depreciable assets.

Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, we report the assets and liabilities of the disposal group in our consolidated balance sheets as assets held for sale and liabilities held for sale, respectively. If the sale is expected to occur within the year and the proceeds will be used in the regular course of business (e.g., not being used to pay off long-term debt), the assets and liabilities held for sale are considered current. If the sale is not expected during the next year or the proceeds will be used to pay off long-term debt, the assets and liabilities held for sale are considered non-current.
Derivatives and Hedging
Predecessor Period
The Company uses certain derivative financial instruments to help manage its risk or exposure to changes in interest rates in relation to variable rate debt and foreign currency exchange rate fluctuations. The Company records these derivatives at fair value in the balance sheet as either an asset or a liability and any changes in fair value are recognized in earnings as incurred.

Successor Period
The Company uses derivatives to manage underlying commercial risks, including risks related to foreign exchange. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. In evaluating whether a particular relationship qualifies for hedge accounting, the Company tests effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, the Company discontinues applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation, as applicable. The changes in the fair values of derivatives that have been designated and qualify as hedges of net investments in foreign operations are recorded in accumulated other comprehensive loss ("AOCL") and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings.
The Cross-Currency Rate Swaps the Company entered into are not exchange traded instruments and their fair value is determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements. Refer to Note 18. Fair Value Measurement and Note 19. Derivatives and Hedging for further details.
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

For more information see Note 15, Stock-based Compensation.
Accounting for Income Taxes

The Company accounts for income taxes and the related accounts under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company classifies all deferred tax assets and liabilities, and any related valuation allowance, as non-current in the consolidated balance sheets.

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
Recent Accounting Pronouncements
Accounting Guidance Issued But Not Yet Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 provides temporary optional relief of the adoption for two years through December 31, 2024. The Company is in the process of managing the transition, and is assessing any financial impact that will be accounted for under this ASU.

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

The Business Combination is being accounted for under ASC 805, "Business Combinations". GSAH was determined to be the accounting acquirer. Mirion TopCo constitutes a business in accordance with ASC 805, and the Business Combination constitutes a change in control. Accordingly, the Business Combination is being accounted for using the acquisition method. Under this method of accounting, Mirion TopCo is treated as the “acquired” company for financial reporting purposes and our net assets are stated at fair value, with goodwill or other intangible assets recorded.

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

The following table summarizes the total business enterprise value, comprised of the fair value of net assets acquired for the Business Combination.

	Mirion TopCo
Date of acquisition	October 20, 2021
Segment	Medical	Industrial	Corporate	Total
Goodwill (1)	$680.4	$962.5	$—	$1,642.9
Amortizable intangible assets:
Customer relationships (2)	152.7	186.1	—	338.8
Developed technology (3)	66.3	168.3	—	234.6
Trade names (4)	36.8	63.7	—	100.5
Distributor relationships (5)	52.5	8.6	—	61.1
Backlog (6)	17.7	63.8	—	81.5
Non-compete agreements (7)	4.5	—	—	4.5
Total amortizable intangible assets	$330.5	$490.5	$—	$821.0
Tangible assets:
Cash	7.8	39.5	54.6	101.9
Accounts receivable	44.0	70.3	—	114.3
Cost in excess of billings	—	63.3	—	63.3
Inventory	25.1	119.5	—	144.6
Property, Plant and Equipment	52.6	72.7	1.1	126.4
Other current and non-current assets	5.8	13.3	5.3	24.4
Right of use assets	22.3	20.1	0.9	43.3
Other non-current assets	8.0	2.8	—	10.8
Current liabilities	(31.8)	(82.7)	(33.7)	(148.2)
Current lease liability	(4.1)	(4.4)	(0.3)	(8.8)
Deferred contract revenue	(34.7)	(24.2)	—	(58.9)
Notes payable assumed	(1.8)	(1.2)	—	(3.0)
Other long-term liabilities	(70.0)	(147.6)	(23.8)	(241.4)
Minority interest	—	(0.2)	(0.1)	(0.3)
Net tangible assets acquired	$23.2	$141.2	$4.0	$168.4
Purchase consideration				$2,632.3
Less: cash acquired				(101.9)
GAAP purchase consideration, net of cash acquired				$2,530.4
(1)The goodwill of $1,642.9 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Mirion TopCo. A portion of the goodwill recognized is expected to be deductible for income tax purposes.
(2)The useful life for customer relationships ranges from 6 to 13 years.
(3)The useful life for developed technology ranges from 5 to 16 years.
(4)The useful life for trade names is 10 years.
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
Measurement period adjustments to the previously disclosed preliminary fair value of net assets acquired in the Business Combination were recorded in 2022, resulting in a $3.9 million net increase in goodwill and corresponding $4.3 million net decrease in non-current deferred tax assets and taxes payable, $1.8 million decrease in noncontrolling interest, and $1.4 million decrease in other items for the year ended December 31, 2022.
Business Combination - Unaudited Pro Forma Financial Information
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

	Successor	Predecessor
(amounts in millions)	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
Total revenues	$154.1	$168.0	$611.6
Net income (loss)	$(5.2)	$(56.3)	$(192.1)
Net income (loss) attributable to Mirion Technologies, Inc. stockholders	$(3.6)	$(54.0)	$(184.2)
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

Current Year Acquisition
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

The Company continually evaluates potential acquisitions that strategically fit with the Company’s existing portfolio. As a result, on August 1, 2022, the Company acquired the Critical Infrastructure ("CI") business of Collins Aerospace (renamed as Secure Integrated Solutions "SIS") via an Asset Purchase Agreement. The Company paid cash of $6.6 million, but due to net working capital (NWC) settlements to be settled in the future, the US GAAP consideration is $6.5 million. The SIS business joined our Industrial segment and specializes in delivering physical and cyber security systems to critical infrastructure based on a command-and-control platform that includes video surveillance, access control, intrusion detection, credential/training management, biometrics, and video analytics. The Company used carrying values as of the closing date of the CI Acquisition to value certain current and non-current assets and liabilities, as we determined that they represented the fair value of those items at such date.The estimated fair values of all assets acquired and liabilities assumed in the SIS acquisition are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date, including but not limited to contracts in progress balances and the valuation of tax accounts.

Year Ended December 31,	Company Name	Description of the Business	Description of the Acquisition
2022	Critical Infrastructure "CI"
Delivers physical and cyber security systems to critical infrastructure based on a command-and-control platform that includes video surveillance, access control, intrusion detection, credential/training management, biometrics, and video analytics.

 On August 1, 2022, the Company acquired 100% of the Critical Infrastructure ("CI") business of Collins Aerospace (renamed as Secure Integrated Solutions "SIS") via an Asset Purchase Agreement.for approximately $6.6 million.

All identifiable intangible assets acquired in the CI Acquisition were assigned to developed technology for accounting purposes. Transaction costs related to the CI Acquisition were not material for the year ended December 31, 2022.

Successor Stub Period Acquisitions (from October 20, 2021 to December 31, 2021)
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
On December 1, 2021, the Company acquired 100% of the equity interest for approximately $55.1 million of purchase consideration, subject to final closing statement balances.
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

2021	CHP	CHP Dosimetry is a U.S.-based provider of dosimetry services which will increase the U.S. footprint of Mirion’s industry-leading dosimetry product offerings.	On November 1, 2021, the Company acquired 100% of the assets for approximately $2.5 million, subject to final closing statement balances.
The following table summarizes the total business enterprise value, comprised of the fair value of net assets acquired for the CIRS acquisition.

(in millions)	CIRS
Date of acquisition	December 1, 2021
Segment	Medical
Goodwill	$34.0
Developed technology (1)	19.2
Customer relationships (2)	1.6
Trade names (3)	0.4
Backlog (4)	0.6
Amortizable intangible assets	$21.8
Cash	1.0
Accounts receivable	1.6
Inventory	2.0
Property, Plant and Equipment	0.4
Operating ROU assets	3.8
Current lease liabilities	(0.5)
Other long-term liabilities	(9.0)
Net tangible assets acquired	$(1.7)
Purchase consideration	55.1
Less: cash acquired	(1.0)
GAAP purchase consideration, net of cash acquired	$54.1
Acquiree revenue post acquisition through the period ended December 31, 2021	$1.5
Acquiree income (loss) from operations post acquisition through the period ended December 31, 2021	$(0.1)
(1)The useful life for developed technology is 5 years.
(2)The useful life for customer relationships is 7 years.
(3)The useful life for trade names is 3 years.
(4)The useful life for backlog is 2 years.
In connection with the acquisitions of CIRS, the Company incurred approximately $0.4 million of transaction expenses for the period ended December 31, 2021. The Company incurred no additional transaction expenses for the period ended December 31, 2022.
Measurement period adjustments to the previously disclosed preliminary fair value of net assets acquired in the CIRS acquisition were recorded in 2022, resulting in a $1.0 million net decrease in goodwill and corresponding $1.0 million net decrease in other long term liabilities for the year ended December 31, 2022.
Predecessor Period Acquisitions
The following briefly describes the Company’s acquisition activity prior to the Business Combination for the Predecessor Periods ended October 19, 2021 and fiscal years ended June 30, 2021, and 2020.

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

The following summarizes the fair value of assets acquired and liabilities assumed for the Biodex and SNC acquisitions during the year ended June 30, 2021 (in millions):

	Predecessor
	Biodex	SNC
Date of acquisition	September 1, 2020	December 18, 2020
Segment	Medical	Medical
Goodwill	$11.1	$130.2
Customer relationships (1)	2.3	59.5
Trade names (2)	1.4	12.0
Non-Compete Agreements (3)	0.3	7.5
Developed Technology (4)	2.6	46.5
Amortizable intangible assets	$6.6	$125.5
Cash	4.1	18.8
Accounts receivable	4.0	24.0
Inventory	6.4	13.9
Property, Plant and Equipment	1.0	5.9
Other current and non-current assets	0.6	8.0
Current liabilities	(2.6)	(9.3)
Deferred contract revenue	(0.2)	(6.5)
Other long-term liabilities	—	(33.6)
Net tangible assets acquired	$13.3	$21.2
Purchase consideration (5)	31.0	276.9
Less: cash acquired	(4.1)	(18.8)
Purchase consideration, net of cash acquired	$26.9	$258.1
Acquiree revenue post acquisition through the period ended June 30, 2021	$32.6	$48.9
Acquiree income (loss) from operations post acquisition through the period ended June 30, 2021	$0.7	$(5.5)
The following useful lives were used for the initial acquisition and were all reassessed in connection with the Business Combination:
(1)The useful life for customer relationships ranges from 10 to 11 years
(2)The useful life for trade names is 7 years
(3)The useful life for non-compete agreements ranges from2 to 3 years.
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
Predecessor Period Acquisitions - Unaudited Pro Forma Financial Information
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

	Predecessor
	Years ended June 30,
(amounts in millions)	2021	2020
Total revenues	$670.9	$598.7
Net loss	(142.9)	(239.2)
Net loss attributable to Mirion TopCo stockholders	(127.9)	(158.3)

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

3. Assets and Liabilities Held for Sale

In November 2022, the Company reached an agreement to sell the Biodex Rehabilitation ("Rehab") business to Salona Global for a purchase price of $8.0 million. The sale is subject to customary regulatory approvals and procedures, and is expected to close in the second quarter of 2023. As of December 31, 2022, the Company classified the assets and liabilities of Rehab as held for sale, and recorded an impairment loss of $3.5 million during the period ended December 31, 2022 representing the difference between fair value less cost to sell and carrying value. The following table presents information related to the major classes of assets and liabilities that were classified as held for sale:

Successor
December 31, 2022
Inventories	$3.9
Prepaid expenses and other current assets	0.1
Property, plant and equipment — net	0.7
Goodwill	3.8
Assets held for sale	$8.5

Accrued liabilities	0.7
Other non-current liabilities	0.1
Liabilities held for sale (1)	$0.8
(1)Included in accrued expenses and other liabilities within the consolidated balance sheets.

4. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	Successor		Predecessor
	December 31, 2022	December 31, 2021	June 30, 2021
Costs incurred on contracts (from inception to completion)	$249.6	$199.4	$185.8
Estimated earnings	163.1	125.5	133.2
Contracts in progress	412.7	324.9	319.0
Less: billings to date	(371.8)	(281.8)	(261.9)
Less: write-offs	—	—	(2.7)
	$40.9	$43.1	$54.4
The carrying amounts related to uncompleted construction-type contracts are included in the accompanying consolidated balance sheets under the following captions (in millions):

	Successor		Predecessor
	December 31, 2022	December 31, 2021	June 30, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$50.0	$56.3	$57.2
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	17.3	6.5	8.1
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(25.5)	(17.6)	(8.0)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(0.9)	(2.1)	(2.9)
	$40.9	$43.1	$54.4
(1)Included in other assets within the consolidated balance sheets.
(2)Included in deferred contract revenue – current within the consolidated balance sheets.
(3)Included in other liabilities within the consolidated balance sheets.
Substantially all of the contract liabilities balance as of June 30, 2021 was recognized as revenue during the Predecessor period from July 1, 2021 to October 19, 2021 and the Successor period from October 20, 2021 to December 31, 2021.
For the year ended December 31, 2022 the Company has recognized revenue of $11.1 million related to the contract liabilities balance as of December 31, 2021.
5. Inventories
The components of inventories consist of the following (in millions):

	Successor		Predecessor
	December 31, 2022	December 31, 2021	June 30, 2021
Raw materials	$69.7	$56.8	$50.9
Work in progress	28.2	26.6	26.8
Finished goods	45.4	40.2	35.5
	$143.3	$123.6	$113.2
Inventories as of December 31, 2021 include $6.3 million of fair value step-up from purchase accounting which was recognized as cost of revenues as related inventory was sold during the year ended December 31, 2022.

6. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

		Successor		Predecessor
	Depreciable Lives	December 31, 2022	December 31, 2021	June 30, 2021
Land, buildings, and leasehold improvements	3-39 years	$46.5	$45.0	$44.4
Machinery and equipment	5-15 years	33.6	26.7	49.6
Badges	3-5 years	33.4	27.9	38.9
Furniture, fixtures, computer equipment and other	3-10 years	25.8	16.7	33.6
Construction in progress	—	15.9	12.2	13.6
		155.2	128.5	180.1
Less: accumulated depreciation and amortization		(30.9)	(4.5)	(91.3)
		$124.3	$124.0	$88.8
Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Successor		Predecessor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Depreciation expense in:
Cost of revenues	$18.0	$3.5	$3.9	$14.0	$12.7
Operating expenses	$10.1	$1.7	$2.1	$6.8	$5.2

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	Successor		Predecessor
	December 31, 2022	December 31, 2021	June 30, 2021
Compensation and related benefit costs	$37.6	$34.0	$38.9
Customer deposits	8.5	8.8	8.1
Accrued commissions	0.4	0.9	1.1
Accrued warranty costs	4.4	5.9	6.3
Non-income taxes payable	8.7	7.5	5.0
Pension and other post-retirement obligations	0.3	0.3	0.5
Income taxes payable	5.5	3.2	3.1
Restructuring	1.5	1.4	3.1
Accrued professional fees related to becoming a public company	—	1.8	8.3
Deferred and contingent consideration	—	2.0	—
Liabilities held for sale	0.8	—	—
Other accrued expenses	12.1	9.6	9.9
Total	$79.8	$75.4	$84.3

8. Goodwill and Intangible Assets
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
During the second quarter of the year ended December 31, 2022, the Company concluded that a triggering event had occurred in the Radiation Monitoring Systems ("RMS") reporting unit of the Industrial segment as a result of the Russia-Ukraine conflict. Goodwill in the Industrial segment was recognized as a result of the Mirion Business Combination in October 2021, at which time approximately $257.2 million of goodwill was attributed to the RMS reporting unit. In May 2022, one of the customers in the RMS reporting unit terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland. The remaining performance obligation related to this contract within our backlog was approximately $67 million, of which approximately 80% was scheduled to be recognized as revenue over the next five years.

Therefore, due to the impact on our planned revenues, the Company conducted a quantitative test for the RMS reporting unit, determining the fair value by estimating the present value of expected future cash flows, discounted by the applicable discount rate of 10.5% (compared to 9% used in determining the initial goodwill from the Business Combination) and assumed a terminal future cash flows growth rate of 3.5%. The Company also compared fair value to peer company multiples which have decreased since the date of the Business Combination. As the carrying value exceeded the fair value, the Company recognized its best estimate of a non-cash impairment loss of $55.2 million during the second quarter of the year ended December 31, 2022. The impairment loss was recorded in the caption "Goodwill impairment" in our consolidated statements of operations. After the impairment loss and the impact of translation, $165.1 million of goodwill remained associated with the RMS reporting unit as of December 31, 2022.

The Company performed its annual impairment assessment as of October 1, 2022. Concurrent with the assessment, the Company reorganized its reporting unit structure (six reporting units) to better align the Company's operations on a geographic basis (five reporting units). The reorganization did not impact the operating segments of the Company. The quantitative goodwill impairment analyses were performed both before and after the reorganization. For both assessments, the fair values of the reporting units were determined using both a discounted cash flow methodology and a market approach methodology with peer company multiples. Under the discounted cash flow methodology, the present value of expected future cash flows utilized discount rates ranging from 11% to 13%, which have increased since the date of the Business Combination. The discounted cash flow used a terminal future cash flows growth rate of 3.5% for all reporting units. The Company also compared fair value to peer company multiples, which have decreased since the date of the Business Combination.

The Company's quantitative impairment assessments in 2022 for all of its pre-reorganization reporting units indicated that four out of six reporting units had fair value in excess of their carrying value, while two reporting units (DMD EA and DSD) had fair value less than their carrying value, resulting in impairment charges of $69.3 million and $87.3 million for the Industrial and Medical segment, respectively.

The Company performed the impairment assessments again following the reorganization and impairment charges, including reallocating goodwill of impacted reporting units based on relative fair values, and no additional impairments were recognized. The results of this assessment indicated that three out of five post reorganization reporting units (DSD, Industrial North America and Industrial Europe) had fair values less than 10% in excess over carrying value.
The following table shows changes in the carrying amount of goodwill by reportable segment as of December 31, 2022 and December 31, 2021 (in millions):

Predecessor
	Medical	Industrial	Consolidated
Balance—June 30, 2020	$106.8	$415.8	$522.6
Acquisition of Sun Nuclear	130.2	—	130.2
Acquisition of Biodex	11.1	—	11.1
Acquisition of Dosimetrics	1.6	—	1.6
Translation adjustment	(0.2)	16.2	16.0
Balance—June 30, 2021	$249.5	$432.0	$681.5
Acquisition of Dosimetry Badge	0.9	—	0.9
Translation adjustment	(0.4)	(4.6)	(5.0)
Balance—October 19, 2021	$250.0	$427.4	$677.4

Successor
	Medical	Industrial	Consolidated
Balance—October 20, 2021	$—	$—	$—
Business Combination (acquisition of Mirion)	675.2	963.8	1639.0
Acquisition of CHP Badge	1.5	—	1.5
Acquisition of Safeline	0.8	—	0.8
Acquisition of CIRS	35.0	—	35.0
Translation adjustment	—	(13.7)	(13.7)
Balance—December 31, 2021	$712.5	$950.1	$1,662.6
Business Combination and other acquisitions - measurement period adjustments	(1.9)	5.3	3.4
CI acquisition		4.9	4.9
Goodwill impairment	(87.3)	(124.5)	(211.8)
Goodwill reclassified as assets held for sale	(7.3)	—	(7.3)
Translation adjustment	—	(33.8)	(33.8)
Balance—December 31, 2022	$616.0	$802.0	$1,418.0
A portion of goodwill is deductible for income tax purposes.
Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	December 31, 2022
	Gross Carrying Amount	Cumulative Impairment
Goodwill	1,629.8	(211.8)

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
Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

Successor
		December 31, 2022
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$336.8	$(83.1)	$253.7
Distributor relationships	7 - 13	60.9	(8.7)	52.2
Developed technology	5 - 16	248.9	(36.3)	212.6
Trade names	3 - 10	98.2	(12.0)	86.2
Backlog and other	1 - 4	74.8	(29.1)	45.7
Total		$819.6	$(169.2)	$650.4

		December 31, 2021
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$341.0	$(15.3)	$325.7
Distributor relationships	7 - 13	61.0	(1.5)	59.5
Developed technology	5 - 16	251.2	(5.9)	245.3
Trade names	3 - 10	100.0	(2.1)	97.9
Backlog and other	1 - 4	85.7	(7.2)	78.4
Total		$838.9	$(32.0)	$806.9

Predecessor
		June 30, 2021
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6-17	$420.4	$(205.6)	$214.8
Developed technology	3-16	184.5	(104.7)	79.8
Trade names	5-9	47.4	(29.5)	17.9
Backlog and other	1-9	40.6	(26.8)	13.8
Total		$692.9	$(366.6)	$326.3

Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Successor		Predecessor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 to December 31, 2021	From July 1, 2021 through October 20, 2021	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Amortization expense for intangible assets in:
Cost of revenues	$26.5	$5.6	$6.6	$20.9	$17.9
Operating expenses	$119.3	$26.4	$13.1	$41.9	$32.7

9. Borrowings
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
Third-party notes payable consist of the following (in millions):

	Successor		Predecessor
	December 31, 2022	December 31, 2021	June 30, 2021
2021 Credit Agreement	$821.7	$828.3	$—
2019 Credit Facility - first lien term loan	—	—	906.4
JLG Note Payable	—	—	0.3
Canadian Financial Institution	1.0	1.2	1.2
Other	2.0	2.3	0.8
Total third-party borrowings	824.7	831.8	908.7
Less: notes payable to third-parties, current	(5.3)	(3.9)	(6.4)
Less: deferred financing costs	(17.9)	(21.1)	(16.6)
Notes payable to third-parties, non-current	$801.5	$806.8	$885.7
As of December 31, 2022 and December 31, 2021, the fair market value of the Company's 2021 Credit Agreement was $803.2 million and $825.2 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining third-party debt approximates the respective carrying amounts as of December 31, 2022 and December 31, 2021.
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
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion Technologies (HoldingSub2), Ltd. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion Technologies (HoldingSub2), Ltd. and subsidiaries were in compliance with all debt covenants on December 31, 2022 and December 31, 2021.
Term Loan - The term loan has a seven-year term (expiring October 2028), bears interest at the greater of Adjusted London Interbank Offered Rate ("LIBOR") or 0.50%, plus 2.75% and has quarterly principal repayments of 0.25% of the original principal balance. The interest rate was 7.48% and 3.25% as of December 31, 2022 and December 31, 2021, respectively. The Company repaid $6.6 million and $1.7 million for the period ended December 31, 2022 and for Successor Period ended December 31, 2021, respectively, yielding an outstanding balance of approximately $821.7 million and $828.3 million as of December 31, 2022 and December 31, 2021, respectively.
Revolving Line of Credit - The revolving line of credit arrangement has a five year term and bears interest at the greater of LIBOR or 0%, plus 2.75%. The agreement requires the payment of a commitment fee of 0.50% per annum for unused commitments. The revolving line of credit matures in October 2026, at which time all outstanding revolving facility loans and accrued and unpaid interest are due. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of December 31, 2022 and December 31, 2021. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $9.4 million and $8.1 million as of December 31, 2022 and December 31, 2021, respectively. The amount available on the revolver as of December 31, 2022 and December 31, 2021 was approximately $80.6 million and $81.9 million, respectively.
Deferred Financing Costs
In connection with the issuance of the 2021 Credit Agreement term loan, we incurred debt issuance costs of $21.7 million on date of issuance. In accordance with accounting for debt issuance costs, we recognize and present deferred finance costs associated with non-revolving debt and financing obligations as a reduction from the face amount of related indebtedness in our consolidated balance sheets.
In connection with the issuance of the 2021 Credit Agreement revolving line of credit, we incurred debt issuance costs of $1.8 million. We recognize and present debt issuance costs associated with revolving debt arrangements as an asset and include the deferred finance costs within other assets on our consolidated balance sheets. We amortize all debt issuance costs over the life of the related indebtedness.
For the twelve month period ended December 31, 2022 and the period from the Closing Date through December 31, 2021, we incurred approximately $3.6 million and $0.7 million, respectively, of amortization expense of the deferred financing costs.
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
USD term loan – The term loan had a seven-year term (expiring March 2026), bearing interest at the greater of Adjusted London Interbank Offered Rate (“LIBOR”) or 0%, plus 4.00%, and had quarterly principal repayments of 0.25% of the original principal balance. The interest rate was 4.08%,4.15% and 5.07% through the Closing Date and as of June 30, 2021 and 2020, respectively. The Company repaid $7.2 million and $5.5 million for the fiscal year ended June 30, 2021 and June 30, 2020, respectively and $1.9 million through the Closing Date, yielding an outstanding balance of approximately $761.3 million and $543.5 million as of June 30, 2021 and June 30, 2020, respectively, and $759.4 million as of the Closing Date.
Euro term loan - The Euro portion of the term loan had a seven-year term (expiring March 2026), bearing interest at the greater of European union interbank market (“Euribor”) or 0%, plus 4.25% and has quarterly principal repayments of 0.25% of the original principal balance. As of June 30, 2021, June 30, 2020 and through the Closing Date, the interest rate was 4.25%. The Company repaid $1.5 million, $1.4 million, $0.4 million for the fiscal year ended June 30, 2021, June 30, 2020 and through the Closing Date, respectively, yielding an outstanding balance of approximately €122.2 million (approximately$145.1 million) and €123.4 million ($138.6 million approximately) as of June 30, 2021 and June 30, 2020, respectively, and €121.9 million (approximately $141.9 million) as of the Closing Date.
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
In connection with the issuance of the 2019 Credit Facility, we incurred debt issuance costs of $16.3 million on date of issuance, and an additional $6.2 million and $1.2 million of costs for incremental proceeds in fiscal years June 30, 2021 and June 30, 2020, respectively. In conjunction with the issuance of 2019 Credit Facility, we concluded there was an extinguishment of a previous debt. We wrote off the remaining unamortized original issue discounts (OID) and debt issuance costs of $12.8 million in March 2019. In accordance with accounting for debt issuance costs, we recognize and present deferred finance costs associated with non-revolving debt and financing obligations as a reduction from the face amount of related indebtedness in our consolidated balance sheets.
In connection with the issuance of the 2019 Credit Facility revolving line of credit, we incurred debt issuance costs of $0.9 million. We wrote off the remaining unamortized debt issuance costs of $0.2 million of a previous revolving credit agreement in March 2019. We recognize and present debt issuance costs associated with revolving debt arrangements as an asset and include the deferred finance costs within other assets on our consolidated balance sheets. We amortize all debt issuance costs over the life of the related indebtedness.

During fiscal years ended June 30, 2021 and June 30, 2020, we incurred approximately $3.2 million, and $2.6 million, respectively, of amortization expense of the deferred finance costs.
NRG Loan - In conjunction with the acquisition of NRG, the Company entered into a loan agreement for €7.2 million ($7.4 million) at the date of the acquisition. This agreement was scheduled to expire in December 2023. The loan bore interest which is Euribor of three months, plus 2.0%, and mandatory costs if any. The remaining balance for this loan was paid off in full during the twelve months ended June 30, 2021.
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
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of December 31, 2022 and December 31, 2021, there were no outstanding amounts under these arrangements.
Accounts Receivable Sales Agreement
We are party to an agreement to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution without recourse. Under this agreement, the Company can sell up to €12.1 million ($13.0 million) and €8.0 million ($9.1 million) as of December 31, 2022 and December 31, 2021, respectively, of eligible accounts receivables. The accounts receivable under this agreement are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of December 31, 2022 and December 31, 2021, there was approximately $0.1 million and $0.4 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for the Successor Periods and for all Predecessor Periods presented and are included in selling, general and administrative expense in the consolidated statements of operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €63.6 million ($68.1 million) and €70.3 million ($79.7 million), as of December 31, 2022 and December 31, 2021, respectively, subject to certain local restrictions. As of December 31, 2022 and December 31, 2021, there were €43.3 million ($46.3 million) and €37.7 million ($42.7 million), respectively, of the lines had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $1.5 million and $1.3 million as of December 31, 2022 and December 31, 2021, respectively.

At December 31, 2022, contractual principal payments of total third-party borrowings are as follows (in millions):

Fiscal year ending December 31:
2023	8.4
2024	8.3
2025	8.2
2026	9.6
2027	8.0
Thereafter	782.2
Gross Payments	824.7
Unamortized debt issuance costs	(17.9)
Total third-party borrowings, net of debt issuance costs	$806.8
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
During twelve month period ended December 31, 2021, an additional $181.5 million Shareholder Notes were admitted to trading and were on the official listing of TISE. There was no trading activity related to Shareholder and Management Notes during twelve month period ended December 31, 2021.
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

10. Leased Assets

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

The table below presents the locations of the operating lease assets and liabilities on the consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively (in millions):

		Successor
	Balance Sheet Line Item	December 31, 2022	December 31, 2021
Operating lease assets	Operating lease right-of-use assets	$40.1	$45.7
Financing lease assets	Other assets	$0.5	$0.9

Operating lease liabilities:
Current operating lease liabilities	Current operating lease liabilities	$8.5	$9.3
Non-current operating lease liabilities	Operating lease liability, non-current	34.3	40.6
Liabilities held for sale	Accrued expenses and other current liabilities	$0.5	$—
Total operating lease liabilities:		$43.3	$49.9

Financing lease liabilities:
Current financing lease liabilities	Accrued expenses and other current liabilities	$0.4	$0.6
Non-current financing lease liabilities	Other liabilities	0.1	0.3
Total financing lease liabilities:		$0.5	$0.9

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2022 and December 31, 2021, respectively, are:

	Successor
	December 31, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term (in years)	6.9	7.5
Weighted average discount rate	4.13%	4.19%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of December 31, 2022 (in millions):

Fiscal year ending December 31:
2023	$10.1
2024	8.6
2025	7.1
2026	5.4
2027	4.8
2028 and thereafter	13.8
Total undiscounted future minimum lease payments	49.8

Less: Imputed interest	(6.5)
Total operating lease liabilities	$43.3

For the Successor Period ended December 31, 2022 and from October 20, 2021 through December 31, 2021, and the Predecessor Stub Period from July 1, 2021 through October 19, 2021 operating lease costs (as defined under ASU 2016-02) were $9.8 million, $1.8 million, and $3.2 million, respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Rental expense for operating lease (as defined prior to the adoption of ASC 2016-02) was approximately $9.9 million, and $5.8 million for the the years ended June 30, 2021 and 2020, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities for the period ended December 31, 2022 and from October 20, 2021 through December 31, 2021, and the Predecessor Stub Period from July 1, 2021 through October 19, 2021 was $11.4 million, $2.3 million, and $3.5 million, respectively, and this amount is included in operating activities in the consolidated statements of cash flows. Operating lease assets obtained in exchange for new operating lease liabilities for the Successor Period ended December 31, 2022 and from October 20, 2021 through December 31, 2021, and the Predecessor Stub Period from July 1, 2021 through October 19, 2021 were $3.4 million, $4.1 million, and $0.4 million, respectively.
11. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of December 31, 2022, unconditional purchase obligations were as follows (in millions):

Fiscal year ending December 31:
2023	$21.3
2024	17.7
2025	3.4
2026	1.2
2027	—
2028 and thereafter	—
Total	$43.6
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
12. Income Taxes
Prior to October 20, 2021 the Company was organized under the laws of the U.K. As a result of the Business Combination, information in Note 12 Income Taxes is presented based on the change in ownership from the U.K. to the U.S. in the Predecessor and Successor periods, respectively. See Note 2 Acquisitions for further discussion of the Business Combination.

The domestic and foreign components of (loss) before provision for income taxes and the provision for income taxes were as follows (in millions):

	Successor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021
United States	$(169.5)	$(26.8)
Foreign	(137.1)	(3.0)
Net loss before benefit from income taxes	$(306.6)	$(29.8)
Income tax provision (benefit):
Current:
Federal	$—	$—
State and local	2.9	0.8
Foreign	16.1	3.8
Total current provision	$19.0	$4.6
Deferred:
Federal	$(19.6)	$(5.4)
State and local	(4.2)	(1.2)
Foreign	(13.4)	(4.8)
Total deferred benefit	$(37.2)	$(11.4)
Total benefit from income taxes	$(18.2)	$(6.8)

	Predecessor
	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
United Kingdom	$(41.2)	$(125.3)	$(118.2)
United States	(61.2)	(53.8)	(24.5)
Other foreign	(8.9)	14.8	18.1
Net loss before benefit from income taxes	$(111.3)	$(164.3)	$(124.6)
Income tax provision (benefit):
Current:
United Kingdom	0.1	0.3	0.6
United States	1.4	2.4	(6.2)
Other foreign	2.0	9.4	16.1
Total current provision	$3.5	$12.1	$10.5
Deferred:
United Kingdom	—	—	(0.4)
United States	(7.0)	(15.5)	1.3
Other foreign	(2.1)	(2.5)	(16.9)
Total deferred benefit	$(9.1)	$(18.0)	$(16.0)
Total benefit from income taxes	$(5.6)	$(5.9)	$(5.5)

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate to loss before provision for income taxes as follows:

	Successor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021
Income tax at U.S. Federal statutory rate	21%	21%
State and local taxes, net of federal impact	1%	2%
Foreign tax rate differential	—%	—%
Change in valuation allowance	(1)%	3%
Stock-based compensation expense	(2)%	(4)%
Warrant liability change in fair value	3%	1%
Goodwill impairment	(15)%	—%
Other	(1)%	—%
Total effective income tax rate	6%	23%

The provision (benefit) for income taxes differs from the amount computed by applying the U.K. statutory income tax rate to loss before provision for income taxes as follows:

	Predecessor
	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Income tax at U.K. statutory rate	19%	19%	19%
Subpart F & GILTI	—%	(1)%	(2)%
Foreign taxes, including U.S.	1%	(1)%	1%
Transaction costs	(3)%	(1)%	—%
Change in valuation allowance	(2)%	4%	(8)%
Unrecognized tax benefits	(1)%	(1)%	11%
Nondeductible interest expense	(7)%	(14)%	(17)%
Stock-based compensation expense	(2)%	—%	—%
Other	—%	(1)%	—%
Total effective income tax rate	5%	4%	4%

Taxes of approximately $25.5 million have not been provided on approximately $197.7 million of certain earnings and profits and approximately $118.1 million of undistributed GAAP retained earnings of non-U.S. foreign subsidiaries which are permanently reinvested.

The components of the Company’s net deferred tax assets and liabilities consist of the following (in millions):

	Successor		Predecessor
	December 31, 2022	December 31, 2021	June 30, 2021
Deferred tax assets:
Net operating loss carryforwards	$19.0	$24.5	$29.2
Federal and state credit carryforwards	10.5	13.9	14.3
Property, plant and equipment	0.5	0.6	0.6
Deferred and other revenue differences	7.8	8.6	4.0
Interest carryforwards	19.1	12.1	11.2
Other reserves and accrued expenses	14.9	15.4	15.0
Lease liabilities	11.1	12.5	—
Other assets	7.9	2.2	3.7
Capitalized research and development	5.6	—	—
Total deferred tax assets	96.4	89.8	78.0
Less: valuation allowance	(23.9)	(20.7)	(29.1)
	$72.5	$69.1	$48.9

	Successor		Predecessor
	December 31, 2022	December 31, 2021	June 30, 2021
Deferred tax liabilities:
Purchased technologies and other intangibles	$(153.4)	$(192.1)	$(75.0)
Deferred and other revenue differences	(7.4)	(7.5)	(8.1)
Property, plant and equipment	(15.0)	(11.9)	(3.9)
Lease right of use assets	(10.2)	(11.4)	—
Other liabilities	(2.8)	(1.4)	(1.8)
Total deferred tax liabilities	(188.8)	(224.3)	(88.8)
Net deferred tax liabilities	$(116.3)	$(155.2)	$(39.9)

The increase in deferred tax liabilities in the Successor Period is primarily due to the fair valuation of the Company's intangible assets as a result of the Business Combination. Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 ("TCJA") eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses and amortize them over five years pursuant to IRC Section 174. As a result of this provision of the TCJA, a deferred tax asset of $5.6 million was recorded during the year related to capitalized research expenses.
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
At December 31, 2022, the Company evaluated the realizability of the deferred tax assets and concluded that a valuation allowance of $23.9 million, mostly relating to U.S. foreign tax credit carryovers and non-U.S. net operating loss and restricted interest carryforwards, should continue to be recorded. At December 31, 2021 the valuation allowance was $20.7 million mostly relating to U.S. foreign tax credit carryovers and non-U.S. net operating losses and restricted interest carryforwards.

	Successor		Predecessor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Valuation allowance balance – beginning of period	$20.7	$1.0	$29.1	$29.0	$18.7
Increases/(decreases) resulting from the Mirion Business Combination	(0.4)	19.7	—	—	—
Increases resulting from other business combinations	—	—	—	0.5	0.3
Other increases	5.3	—	1.6	8.6	10.0
Other decreases	(1.7)	—	—	(9.0)	—
Valuation allowance balance – end of period	$23.9	$20.7	$30.7	$29.1	$29.0
For the year ended December 31, 2022, the Company increased the valuation allowance by $3.2 million primarily related to losses in the U.K. In the Successor Stub Period ended December 31, 2021, the Company reflected the impact of the Business Combination but did not otherwise adjust the valuation allowance. For the Predecessor Stub Period ended October 19, 2021, and the years ended June 30, 2021 and June 30, 2020, the Company increased the valuation allowance by $1.6 million, $0.1 million, and $10.3 million, respectively.
As of December 31, 2022, the Company had U.S. federal, U.S. state, and non-U.S. net operating loss carryforwards of $3.4 million, $54.6 million, and $61.3 million, respectively. The remaining U.S. federal net operating losses do not expire. A majority of the U.S. state net operating losses will continue to expire in years ending December 31, 2023 through 2042. Materially, the foreign net operating losses have an indefinite carryover period. As of December 31, 2022, the Company had U.S. federal and state tax credit carryforwards of $10.5 million available to offset future U.S. federal and state income taxes payable. U.S. federal and state tax credit carryforwards will expire in years ending December 31, 2023 through 2042.
The ability to utilize U.S. federal and state net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code, in the event of an "ownership change." An "ownership change" is defined by Section 382 as a cumulative change in ownership of the Company of more than 50% within a three-year period. During the year ended December 31, 2022, the Company experienced an ownership change. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses or income tax liability that may be offset with pre-ownership change tax credit carryforwards of the loss corporation experiencing the ownership change. As of December 31, 2022, the Company does not expect the use of the U.S. federal and state attributes to be limited under Section 382 of the Internal Revenue Code and similar state tax laws. The Company continues to monitor the impact of the ownership change on attributes as future changes in the business could further limit the use of these attributes.
As of December 31, 2022, the Company had $6.9 million of unrecognized tax benefits related to uncertain tax positions, $6.3 million of which would affect its effective tax rate if recognized. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next twelve months a reduction in unrecognized tax benefits related to the deductibility of certain expenses may occur in the range of zero to $1.0 million due to the expiration of various statutes of limitations, potential settlements, and anticipated corrections to the timing of deductions. As of December 31, 2021, the Company had $6.6 million of unrecognized tax benefits related to uncertain tax positions, $4.2 million of which would affect its effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Successor		Predecessor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Balance, beginning of period	$6.6	$—	$5.0	$0.8	$13.9
Increases resulting from the Mirion Business Combination	1.4	6.5	—	—	—
Current year additions to positions	1.3	0.1	1.5	2.6	—
Additions from other business combinations		0.2	—	1.7	—
Lapse of applicable statute of limitations	(0.4)	—	—	(0.1)	(13.1)
Reductions to prior year positions	(2.0)	(0.2)	—	—	—
Foreign currency translation adjustments	—	—	—	—	—
Balance, end of period	$6.9	$6.6	$6.5	$5.0	$0.8
The Company has recorded $3.5 million, $3.1 million, $2.1 million, and $0.8 million of unrecognized tax benefits as non-current income taxes payable as of December 31, 2022, December 31, 2021, June 30, 2021, and June 30, 2020, respectively. The Company has also recorded $3.4 million, $3.5 million, $2.9 million, and zero of unrecognized tax benefits as a reduction of net deferred tax assets included in other liabilities in the accompanying consolidated balance sheets at December 31, 2022, December 31, 2021, June 30, 2021, and June 30, 2020, respectively.
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties as of December 31, 2022, December 31, 2021, June 30, 2021, and June 30, 2020, were approximately $0.9 million, $0.9 million, $0.6 million, and $0.3 million, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
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
In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes open tax years by major tax jurisdictions as of December 31, 2022:

Years Open
Jurisdiction:
Canada	2015 – 2022
France	2020 – 2022
Germany	2017 – 2022
United Kingdom	2017 – 2022
United States—Federal	2016 – 2022
United States—State	2004 – 2022

13. Supplemental Disclosures to Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Successor		Predecessor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Cash Paid For:
Cash paid for interest	$37.1	$5.5	$10.0	$37.4	$39.2
Cash paid for income taxes	$12.5	$2.9	$4.3	$19.3	$10.6
Non-Cash Investing and Financing Activities:
Contingent consideration from acquisitions	$—	$0.5	$0.8	$—	$—
Property, plant, and equipment purchases in accounts payable	$0.2	$0.1	$(1.8)	$3.2	$2.0
Acquisition purchases in accrued expense and other liabilities	$—	$—	$0.1	$2.1	$2.8
Common Shares issued to Mirion Sellers in Mirion Business Combination	$—	$420.7	$—	$—	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balances sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in millions).

	Successor		Predecessor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Cash and cash equivalents	$73.5	$84.0	$101.8	$101.1	$118.4
Restricted cash—current	0.5	0.6	0.8	0.8	1.1
Restricted cash—non-current	1.0	0.7	0.5	0.5	0.5
Total cash, cash equivalents, and restricted cash	$75.0	$85.3	$103.1	$102.4	$120.0
Amounts included in restricted cash represent funds with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers.
14. Employee Benefit Plans
Defined Benefit Pension Plans
The Company maintains contributory and noncontributory defined benefit plans for certain employees in France, Japan and Germany. Plan benefits are generally based on each employee’s years of service and final salary. The unfunded benefit obligation recognized in the consolidated balance sheets related to these plans was $8.2 million, $11.4 million, and $12.3 million at December 31, 2022, December 31, 2021, and June 30, 2021, respectively. Benefits expense related to these plans was $1.3 million, $0.3 million, $0.3 million, $1.2 million, and $1.2 million, for the Successor year ended December 31, 2022, the Successor period from October 20, 2021 through December 31, 2021, the Predecessor period from July 1, 2021 through October 19, 2021, and the Predecessor fiscal years ending June 30, 2021, and June 30, 2020, respectively. The amount recognized in accumulated other comprehensive loss related to these plans was a $1.5 million gain, a $1.6 million loss, and a $2.2 million loss, at December 31, 2022, December 31, 2021, and June 30, 2021, respectively. The estimated future benefit payments over the next ten years are $4.9 million. The estimated gains and losses, net, that will be amortized from accumulated other comprehensive income into benefits expense over the next fiscal year are not significant.
Other Post-Retirement Benefit Plans
The Company maintains a post-retirement benefit plan for certain eligible employees in the United States. Under the provisions of the plan, certain retired employees will secure their own health insurance coverage, and the Company will reimburse the retired employee an amount specified in the plan. The unfunded benefit obligation recognized in the consolidated balance sheets related to this plan was $0.5 million, $0.6 million, $0.7 million and $0.7 million at December 31, 2022, December 31, 2021, and June 30, 2021, respectively. Benefits expense related to these plans was negligible for all periods presented. The Company also offers a discretionary retirement plan to certain eligible employees whereby they may defer a portion of their compensation until retirement.
Defined Contribution Plans
The Company maintains 401(k) savings plans and other voluntary defined contribution retirement plans for other eligible employees. Under each plan, eligible employees may make voluntary contributions, while the Company makes contributions as defined by each plan agreement. Employee contributions in each plan are fully vested and Company contributions vest based on years of service in accordance with the provisions of each plan agreement. Total benefits expense for all defined contribution retirement plans was $2.5 million, $0.6 million, $1.0 million, $3.7 million, and $3.1 million, for the Successor year ended December 31, 2022, the Successor period from October 20, 2021 through December 31, 2021, the Predecessor period from July 1, 2021 through October 19, 2021, and the Predecessor fiscal years ended June 30, 2021, and 2020 respectively.
15. Stock-Based Compensation
Stock-based compensation is awarded to employees and directors of the Company and accounted for in accordance with ASC 718, "Compensation—Stock Compensation". Stock-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. Stock-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur. The Company uses various forms of long-term incentives including, but not limited to restricted stock units ("RSUs") and performance-based restricted units ("PSUs"), provided that the granting of such equity awards is in accordance with the Company's 2021 Omnibus Incentive Plan (the "2021 Plan").
2021 Omnibus Incentive Plan

The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company.

The Company adopted and obtained stockholder approval at the special meeting of the stockholders on October 19, 2021 of the 2021 Plan. The Company initially reserved 19,952,329 shares of Class A common stock for issuance pursuant to awards under the 2021 Plan. The total number of shares of Class A common stock available for issuance under the 2021 Plan will be increased on the first day of each fiscal year following the date on which the 2021 Plan was adopted in an amount equal to the least of (i) three percent (3%) of the outstanding shares of Class A common stock on the last day of the immediately preceding fiscal year, (ii) 9,976,164 shares of Class A common stock and (iii) such number of shares of Class A common stock as determined by the Committee (as defined and designated under the 2021 Plan) in its discretion. Pursuant to these automatic increase provisions, the number of shares of Class A common stock reserved for issuance pursuant to awards under the 2021 Plan increased to 25,938,028 shares at January 1, 2022. Any employee, director or consultant of the Company or any of its subsidiaries or affiliates is eligible to receive an award under the 2021 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations. The 2021 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, PSUs, other share-based awards, or any combination thereof. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.
As of December 31, 2022, there were 23,554,298 shares available to be granted under the 2021 Plan, assuming the PSUs previously granted vest at 100% of their performance targets.

The table below summarizes certain data for our stock-based compensation plans (in millions):

	Successor		Predecessor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021
Stock-based compensation expense - Profits Interests	$25.2	$5.3	$9.3
Stock-based compensation expense - Omnibus Plan (excluding directors)	$5.5	$—	$—
Stock-based compensation expense - Omnibus Plan (directors)	$0.7	$—	$—
Tax benefit for stock-based compensation (1)	$1.0	$—	$—
(1) Tax benefit (expense) was zero related to Profits Interests expense for the year ended December 31, 2022, Successor Stub Period from October 20, 2021 through December 31, 2021, and Predecessor Stub Period from July 1, 2021 through October 19, 2021.

Restricted Stock Units
RSUs represent a right to receive one share of our Class A common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. Certain RSUs vest ratably over various service periods ranging from three to five years. The fair value of the RSUs is determined using the Company’s share price on the grant date.

Performance-based Restricted Stock Units
PSUs vest over a three year performance period and are subject to service and performance/market vesting conditions. The number of PSUs to be earned is determined based upon attainment of certain performance goals over the course of the performance period. Fifty percent (50%) of the PSU awards shall vest based on a market condition determined by the Company’s relative total shareholder return (TSR) during the performance period measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index with interpolated achievement levels. The remaining fifty percent (50%) of the PSU awards shall vest based on performance condition determined by the Company’s organic revenue growth percentage during the performance period with interpolated achievement levels. If certain minimum performance levels are not attained in the performance period, none of the PSUs will become vested. PSUs are considered variable in that compensation could range from zero to 200% of the award agreement's target contingent on the performance level attained. The fair value of the performance condition PSUs is determined using the Company’s share price on the grant date. The fair value of the market condition PSUs is determined using a Monte Carlo simulation model on the grant date with the following assumptions:

	Successor
	April 1, 2022	December 27, 2021
MIR Stock Price	$8.13	$10.70
Expected volatility(1)	45.32%	41.12%
Risk-free interest rate(2)	2.61%	0.98%
Dividend yield	0.00%	0.00%
Fair value	$11.69	$7.91
(1) Expected volatility is based on historical volatilities from a group of comparable entities for a time period similar to that of the expected term.
(2) The risk-free rate is based on an average of U.S. Treasury yields in effect at the time of grant corresponding with the expected term.

Director Restricted Stock Units
Members of the Company's Board of Directors ("Director(s)") may elect to receive their quarterly retainer fees in the form of shares of Class A common stock. The retainers are paid quarterly, in arrears in the form of cash or stock at the Director's election. Directors also receive annual grants of RSUs ("Director RSUs") that vest quarterly in four installments over the four quarters of the Director's service following the grant date. The RSUs granted to a new non-employee director are subject to service vesting conditions with each award vesting in three equal quarterly installments on December 15, 2022, March 15, 2023, and June 15, 2023. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards. The number of RSUs granted is determined by the closing price of Mirion's Class A common stock on the grant date.

Activity of our RSUs, PSUs, and Director RSUs is as follows:

	RSUs		PSUs		Director RSUs
	Quantity	Weighted average grant date fair value	Quantity	Weighted average grant date fair value	Quantity	Weighted average grant date fair value
Beginning balance at Business Combination	—	$—	—	$—	—	$—
Awards granted	974,775	10.48	229,006	9.20	34,902	10.48
Awards vested	—	—	—	—	—	—
Awards forfeited	—	—	—	—	—	—
Total awards outstanding at December 31, 2021	974,775	10.48	229,006	9.20	34,902	10.48
Awards granted	1,005,100	8.05	187,356	9.88	94,811	6.65
Awards vested	225,186	10.48	—	—	80,779	8.29
Awards forfeited	95,663	9.65	4,956	9.88	—	—
Total awards outstanding at December 31, 2022	1,659,026	$9.05	411,406	$9.50	48,934	$6.68

Unrecognized compensation cost and weighted average periods remaining for non-vested awards as of December 31, 2022 are as follows (in millions):

	Successor
	As of December 31, 2022	Weighted average period remaining for non-vested awards as of December 31, 2022 (years)
Unrecognized compensation cost
RSUs	$13.3	1.7 years
PSUs	2.8	2.1 years
Director RSUs	0.3	4 months
Total unrecognized compensation cost	$16.4
In addition, during the year ended December 31, 2022, certain members of the Company's Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. As such, the Company recorded related stock-based compensation expense for $0.3 million in the same period.

Profits Interests
In conjunction with entering into the Business Combination Agreement on June 17, 2021, the Sponsor issued 4,200,000 Profits Interests to Lawrence Kingsley, the current Chairman of the Board of Directors of the Company, 3,200,000 Profits Interests to Thomas Logan, the Chief Executive Officer of Mirion, and 700,000 Profits Interests to Brian Schopfer, the Chief Financial Officer of Mirion. The Profits Interests are intended to be treated as profits interests for U.S. income tax purposes, pursuant to which Messrs. Logan, Schopfer and Kingsley will have an indirect interest in the founder shares held by the Sponsor.

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

No additional Profits Interests have been granted after the June 17, 2021 grant. As of December 31, 2022 there is $16.1 million of unrecognized expense to be recognized over a weighted average period remaining of approximately 1.2 years.

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
The unvested Predecessor Shares were subject to repurchase at a price equal to the lesser of (i) the fair value at the issuance date or (ii) the fair value of the Predecessor Shares as determined on the repurchase date. The Company determined that this repurchase right was a forfeiture provision and accounted for the Predecessor Shares issued to management as a share-based compensation arrangement, with a requisite service period of four years. The fair value of the Predecessor Shares was estimated using the Black-Scholes option-pricing model, with the following assumptions:

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
A summary of restricted stock activity within the Company’s equity plans and changes for the years ended June 30, 2021, and 2020 and the Predecessor Stub Period, is as follows:

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
Total share-based compensation expense in our consolidated statement of operations and comprehensive loss for fiscal years June 30, 2021 and 2020 was $0.0 million and $0.2 million, respectively. The total value of the Predecessor Shares was amortized as compensation expense ratably over the vesting period of each individual tranche, beginning at the grant date.
16. Related-Party Transactions
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

The Private Placement Warrants are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. See Note 18, Fair Value Measurements, for the fair value of the Private Placement Warrants at December 31, 2022.

Profits Interests

In connection with the Business Combination Agreement, the Sponsor issued 8,100,000 Profits Interests to certain individuals affiliated with or expected to be affiliated with Mirion after the Business Combination. The holders of the Profits Interests have an indirect interest in the Founder Shares held by the Sponsor. The Profits Interests are subject to service and performance vesting conditions, including the occurrence of the Closing, and do not fully vest until all of the applicable conditions are satisfied. In addition, the Profits Interests are subject to certain forfeiture conditions. See Note 15, Stock-Based Compensation, for further detail regarding the Profits Interests.

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

Related Party Sponsor Note

On November 12, 2020, the Sponsor agreed to loan the Company up to an aggregate of $2 million pursuant to the working capital note (the “Working Capital Note”). Any amounts borrowed under the Working Capital Note were non-interest bearing, unsecured and due at the closing of the Business Combination. The Working Capital Note of $2 million was forgiven in the Successor Period as reflected on the consolidated statement of stockholders' equity (deficit).

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

Charterhouse Capital Partners LLP
The Company had entered into agreements with its Predecessor Period primary investor, Charterhouse Capital Partners LLP ("CCP"), which obligated the Company to pay quarterly management fees of $0.1 million per year. In return, CCP provided various investment banking services relating to financing arrangements, mergers and acquisitions and other services. During the Predecessor period from July 1, 2021 through October 19, 2021, the Company paid CCP $0.1 million for professional fees and expense reimbursements. Upon the completion of the Business Combination, the agreement with CCP was terminated. Therefore, during the year ended December 31, 2022 and Successor period from October 20, 2021 through December 31, 2021, the Company had no additional payments for professional fees or expense reimbursements.
Receivable from Employees for Purchase of Ordinary Shares
As discussed in Note 14, Stock-based Compensation, the Company had made loans to certain members of the management team, to acquire the ordinary shares at fair value, which were paid back to the Company over the requisite service period. As of June 30, 2021, the outstanding balance approximated $2.4 million as classified within stockholders’ equity on the Company’s consolidated balance sheets as it represents a receivable in payment of shares. Payments made by the related employees were recorded as an increase to stockholders’ equity. Upon completion of the Business Combination, the loans were paid off or extinguished, and therefore, as of December 31, 2021, the Company had no outstanding balance.
17. Segment Information
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

Description of Segments

The Medical segment provides radiation oncology quality assurance, delivering patient safety solutions for diagnostic imaging and radiation therapy centers around the world, dosimetry solutions for monitoring the total amount of radiation medical staff members are exposed to over time, radiation therapy quality assurance solutions for calibrating and verifying imaging and treatment accuracy, and radionuclide therapy products for nuclear medicine applications such as shielding, product handling, and medical imaging furniture.

The Industrial segment provides robust, field ready personal radiation detection and identification equipment for defense applications and radiation detection and analysis tools for power plants, labs, and research applications. Nuclear power plant product offerings are used for the full nuclear power plant lifecycle including core detectors and essential measurement devices for new build, maintenance, decontamination and decommission equipment for monitoring and control during fuel dismantling, and remote environmental monitoring.

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

The following table summarizes select operating results for each reportable segment (in millions).

	Successor		Predecessor
(In millions)	For Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	For Year Ended June 30. 2021	For Year Ended June 30, 2020
Revenues
Medical	$271.7	$49.2	$60.3	$155.7	$62.6
Industrial	446.1	104.9	107.7	455.9	415.6
Consolidated Revenues	$717.8	$154.1	$168.0	$611.6	$478.2
Segment (Loss) Income from Operations
Medical	$(84.4)	$(4.3)	$0.7	$6.0	$13.9
Industrial	(98.0)	1.1	11.7	81.5	59.6
Total Segment (Loss) Income from Operations	(182.4)	(3.2)	12.4	87.5	73.5
Corporate and other	(115.4)	(19.7)	(54.0)	(76.3)	(50.5)
Consolidated (Loss) Income from Operations	$(297.8)	$(22.9)	$(41.6)	$11.2	$23.0
Capital Expenditures
Medical	$22.6	$3.8	$6.8	$14.2	$10.1
Industrial	11.6	2.0	2.7	12.2	11.4
Total operating and reportable segments	34.2	5.8	9.5	26.4	21.5
Corporate and other	0.4	0.3	0.3	—	0.4
Total Capital Expenditures	$34.6	$6.1	$9.8	$26.4	$21.9
Depreciation and Amortization
Medical	$82.4	$17.0	$13.3	$33.3	$15.8
Industrial	91.1	20.1	12.4	49.7	52.2
Total operating and reportable segments	173.5	37.1	25.7	83.0	68.0
Corporate and other	1.0	0.2	0.2	0.6	0.4
Total Depreciation and Amortization	$174.5	$37.3	$25.9	$83.6	$68.4
The goodwill impairment charges recognized by segments during the year ended December 31, 2022 are included in the segment loss from operations disclosed above. The Company’s assets by reportable segment were not included, as this information is not reviewed by, nor otherwise provided to, the chief operating decision maker to make operating decisions or allocate resources.

The following details revenues by geographic region. Revenues generated from external customers are attributed to geographic regions through sales from site locations (i.e., point of origin) (in millions).

	Revenues
	Successor		Predecessor
	Fiscal Year Ended December 31,	From October 20, 2021 through December 31	From July 1, 2021 through October 19,	For the Fiscal Year Ended June 30,	For the Fiscal Year Ended June 30,
	2022	2021	2021	2021	2020
North America
Medical	$252.0	$45.3	$54.6	$138.6	$57.5
Industrial	210.7	47.6	53.4	199.4	193.3
Total North America	462.7	92.9	108.0	338.0	250.8
Europe
Medical	19.7	3.9	5.7	17.1	5.2
Industrial	222.1	55.3	52.6	241.5	206.2
Total Europe	241.8	59.2	58.3	258.6	211.4
Asia Pacific
Medical	—	—	—	—	—
Industrial	13.3	2.0	1.7	15.0	16.0
Total Asia Pacific	13.3	2.0	1.7	15.0	16.0
Total Revenues	$717.8	$154.1	$168.0	$611.6	$478.2
Revenues generated in the United States were $429.6 million and $86.7 million for the Successor year ended December 31, 2022 and the Successor period from October 20, 2021 through December 31, 2021 respectively, and were $100.0 million, $306.3 million, $215.5 million, from the Predecessor Periods from July 1, 2021 through October 19, 2021 and fiscal years ended June 30, 2021, and 2020, respectively. Revenues in France were $142.1 million, and $34.4 million from the Successor Period ended December 31, 2022 and October 20, 2021 through December 31, 2021, respectively, and $35.1 million $158.8 million, and $134.5 million, from the Predecessor Periods from July 1, 2021 through October 19, 2021 and fiscal years ended June 30, 2021, and 2020, respectively. No other country generated more than 10% of revenue individually.
The following details revenues by timing of recognition (in millions):

	Revenues
	Successor		Predecessor
	Fiscal Year Ended December 31,	From October 20, 2021 through December 31	From July 1, 2021 through October 19,	For the Fiscal Year Ended June 30,	For the Fiscal Year Ended June 30,
	2022	2021	2021	2021	2020
Point in time	$485.9	$120.1	$123.6	$456.6	$337.3
Over time	231.9	34.0	44.4	155.0	140.9
Total Revenues	$717.8	$154.1	$168.0	$611.6	$478.2

The following details revenues by product category (in millions):

	Revenues
	Successor		Predecessor
	Fiscal Year Ended December 31,	From October 20, 2021 through December 31	From July 1, 2021 through October 19,	For the Fiscal Year Ended June 30,	For the Fiscal Year Ended June 30,
	2022	2021	2021	2021	2020
Medical segment:
Medical	$271.7	$49.2	$60.3	$155.7	$62.6
Industrial segment:
Reactor Safety and Control Systems	163.8	30.6	34.7	146.8	135.4
Radiological Search, Measurement, and Analysis Systems	282.3	74.3	73.0	309.1	280.2
Total Revenues	$717.8	$154.1	$168.0	$611.6	$478.2
The following details property, plant, and equipment, net by geography (in millions):

	Property, Plant, and Equipment, net
	Successor		Predecessor
(In millions)	As of December 31, 2022	As of December 31, 2021	As of June 30, 2021
North America	$79.4	$77.1	$47.5
Europe	44.7	46.7	41.1
Asia Pacific	0.2	0.2	0.2
Total	$124.3	$124.0	$88.8

18. Fair Value Measurements
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

The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

Successor
	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 13)	$75.0	$—	$—
Discretionary retirement plan (Note 14)	$3.1	$0.9	$—
Accrued interest receivable on cross-currency rate swaps (Note 19)	$—	$0.1	$—
Liabilities
Discretionary retirement plan (Note 14)	$3.1	$0.9	$—
Public warrants	$21.0	$—	$—
Private placement warrants	$—	$9.5	$—
Cross-currency rate swaps (Note 19)	$—	12.9	$—

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 13)	$85.3	$—	$—
Discretionary retirement plan (Note 14)	$3.7	$0.8	$—
Liabilities
Discretionary retirement plan (Note 14)	$3.7	$0.8	$—
Public warrants	$46.9	$—	$—
Private placement warrants	$—	$21.2	$—

Predecessor
	Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 13)	$102.4	$—	$—
Discretionary retirement plan (Note 14)	$3.4	$0.8	$—
Liabilities
Discretionary retirement plan (Note 14)	$3.4	$0.8	$—
The Cross-Currency Rate Swaps the Company entered into in the year ended December 31, 2022 are not exchange traded instruments and their fair value is determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements.
As of December 31, 2022 and December 31, 2021, the fair value of Public Warrants issued in connection with GSAH's IPO have been measured based on the listed market price of such Public Warrants, a Level 1 measurement.
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
For the year ended December 31, 2022, the Company recognized an unrealized gain resulting from a decrease in the fair value of the warrant liabilities of $37.6 million, which is presented in the consolidated statements of operations as change in fair value of warrant liabilities.

Nonrecurring Basis Fair Value Measurements
There are nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis such as assets and liabilities held for sale. In November 2022, the Company reached an agreement to sell Rehab business for $8.0 million. As such, the Company classified related assets and liabilities of Rehab as held for sale.
The fair value of assets held for sale was measured on a non-recurring basis based on the lower of the carrying amount or fair value less cost to sell. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs.
The Company recorded an impairment loss of $3.5 million during the period ended December 31, 2022 representing the difference between fair value less cost to sell and carrying value. See Note 2. Business Held for Sale for further details.
19. Derivatives and Hedging
Successor Period
The Company's policy requires that derivatives are used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EURO and USD. As such, the Company entered into cross-currency rate swaps during the year ended December 31, 2022 to manage currency risks related to our investments in foreign operations.
All derivative instruments are carried at fair value in our consolidated balance sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets:
Accrued Interest Receivable on Cross-Currency Rate Swaps	Prepaid expenses and other currents assets	$0.1	$—
Total assets		$0.1	$—
Liabilities:
Cross-Currency Rate Swaps	Other noncurrent liabilities	$12.9	$—
Total liabilities		$12.9	$—
(1) Refer to Note 18 for additional information related to the estimated fair value.

Counterparty Credit Risk
Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the derivative agreements. The Company's credit exposure related to these financial instruments is represented by the notional amount of the hedging instruments. The Company manages its exposure to counterparty credit risk through minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. The Company's derivative instruments are with financial institutions of investment grade or better. Counterparty credit risk will be monitored through periodic review of counterparty bank’s credit ratings and public financial filings. Based on these factors, the Company considers the risk of counterparty default to be minimal.

Hedges of Net Investments in Foreign Operations Strategy
The Company uses fixed-to-fixed cross-currency rate swaps ("CCRS") to protect the net investment on pre-tax basis in the Company’s EUR-denominated operations against changes in spot exchange rates. For derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the fair values of the derivative financial instruments are recognized in net investment hedges adjustments, a component of accumulated other comprehensive loss ("AOCL"), to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Successor
	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021
	December 31, 2022	December 31, 2021
Cross-currency rate swaps	€238.8	$—	$(12.9)	$—
Total	€238.8	$—	$(12.9)	$—
20. Loss Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Successor		Predecessor
	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Net loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) shareholders	$(276.9)	$(22.2)	$(105.7)	$(158.3)	$(119.1)
Weighted average common shares outstanding – basic and diluted	181.149	180.773	6.685	6.549	6.453
Net loss per common share attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) — basic and diluted	$(1.53)	$(0.12)	$(15.81)	$(24.18)	$(18.45)
Anti-dilutive employee share-based awards, excluded	0.956	0.003	0.200	0.300	0.400
Net loss per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the fiscal year ended December 31, 2022, the Successor Period of October 20, 2021 through December 31, 2021 and the Predecessor Period of July 1, 2021 through October 19, 2021 and the fiscal years ended June 30, 2021 and 2020, respectively; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.

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

Stock-Based Awards
Each stock-based award represents the right to receive a Class A common stock upon vesting of the awards. Per ASC 260, Earnings Per Share ("EPS"), shares issuable for little or no cash consideration upon the satisfaction of certain conditions (i.e., contingently issuable shares) should be included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. As such, any stock-based awards such as RSUs that vest in the Successor Period will be included in the Company's basic loss per share calculations as of the date when all necessary conditions are met.

On February 21, 2023, the Company entered into Subscription Agreements for a registered direct equity purchase transaction with the T. Rowe Price Group, Inc. (“T. Rowe Price”), a global investment management organization. As part of transaction, the Company issued additional shares that will impact the loss per share calculation in the future. Refer to Note 24. Subsequent Event for further details.

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
21. Restructuring
The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability, and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions, and the consolidation of facilities.
As of December 31, 2022, the Company has identified no restructuring actions which will result in additional charges in the next 12 months.
The Company’s restructuring expenses are comprised of the following (in millions):

Successor
	Year Ended December 31, 2022
(in millions)	Cost of revenues	Selling, general and administrative	Total
Severance and employee costs	$0.3	$1.5	$1.8
Other(1)	0.5	3.7	4.2
Total	$0.8	$5.2	$6.0

	From October 20, 2021 through December, 31, 2021
(in millions)	Cost of revenues	Selling, general and administrative	Total
Severance and employee costs	$0.1	$0.1	$0.2
Other(1)	—	1.2	1.2
Total	$0.1	$1.3	$1.4

Predecessor
	From July 1, 2021 through October 19, 2021
(in millions)	Cost of revenues	Selling, general and administrative	Total
Severance and employee costs	$—	$1.1	$1.1
Other(1)	0.1	0.3	0.4
Total	$0.1	$1.4	$1.5

	For the year ended June 30, 2021
(in millions)	Cost of revenues	Selling, general and administrative	Total
Severance and employee costs	$2.4	$1.6	$4.0
Other(1)	0.7	0.8	1.5
Total	$3.1	$2.4	$5.5
(1) Includes facilities, inventory write-downs, outside services, legal matters, and IT costs.
The Company does not allocate restructuring charges to segment income; instead, these costs are included in Corporate & other.
The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets (in millions).

Successor
Balance at December 31, 2021	$1.4
Restructuring charges	6.0
Payments	(5.9)
Adjustments	—
Balance at December 31, 2022	$1.5
22. Noncontrolling Interests

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

At the Closing Date, the Company owned 100% of the voting shares (Class A) of IntermediateCo and approximately 96% of the non-voting Class B shares of IntermediateCo. The Company recognized noncontrolling interests for the 8,560,540 shares, representing approximately 4% of the non-voting Class B shares, of IntermediateCo that were not attributable to the Company. After conversions in the year ended December 31, 2022, the Company recognized noncontrolling interests for the 8,040,540 shares, representing the 3.9% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company.

As of December 31, 2022, and 2021, noncontrolling interests of $69.0 million and $90.8 million were reflected in the consolidated statements of stockholders’ equity (deficit).
23. Accumulated Other Comprehensive Loss / Income
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	Successor		Predecessor
	December 31, 2022	December 31, 2021	June 30, 2021
Cumulative foreign currency translation adjustment, net of tax	$(71.2)	$(20.8)	$39.5
Unrealized gain (loss) on pension and postretirement benefit plans, net of tax	2.1	0.1	(0.3)
Unrealized loss on net investment hedges, net of tax	(9.9)	—	—
Less: cumulative loss attributable to noncontrolling interests	(3.3)	—	—
Accumulated other comprehensive (loss) income	$(75.7)	$(20.7)	$39.2

24. Subsequent Events

On February 21, 2023, the Company entered into Subscription Agreements for a registered direct equity purchase transaction with the T. Rowe Price Group, Inc. (“T. Rowe Price”), a global investment management organization. As part of transaction, T. Rowe Price has acquired 17,142,857 shares of Mirion at the closing price of $8.75 on February 17, 2023. Mirion used $125 million to pay down debt, while the remaining $25 million (before transaction fees) is anticipated to be used for funding organic and inorganic growth opportunities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that our disclosure controls and procedures are not effective because of a material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that we did not maintain effective internal control over financial reporting as of December 31, 2022 because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness due to the aggregation of deficiencies in certain general information technology controls (GITCs), at our division in France, related to program change-management and user access in information technology (IT) systems that support the Company’s financial reporting processes. Some of our business process controls (automated and manual) are dependent on the information and data produced by the systems affected by the deficiencies in GITCs and these business process controls were deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were the result of a lack of training for our IT personnel on the importance of GITCs, and in particular the importance of controls over program change-management and user access.

The material weakness did not result in any identified misstatements to the financial statements as of and for the year ended December 31, 2022. However, the material weakness created a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan

Management is implementing a number of actions, as described below, to remediate the material weakness described in this Item 9A. Company management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively. The remediation actions, focused on our division in France, will include:

•Educating IT control owners concerning the importance of GITCs, with a focus on those related to program change-management and user access
•Developing enhanced controls and reviews related to program changes in IT systems and access to IT systems
•Adding additional manual business process controls to monitor information and data produced by the system to help mitigate the risks associated with ineffective GITCs.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mirion Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mirion Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Mirion Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2022 (Successor), December 31, 2021 (Successor), and June 30, 2021 (Predecessor), the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for the year ended December 31, 2022 (Successor), the period from October 20, 2021 through December 31, 2021 (Successor), the period from July 1, 2021 through October 19, 2021 (Predecessor), the year ended June 30, 2021 (Predecessor) and the year ended June 30, 2020 (Predecessor) (collectively referred to as the "financial statements") of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

A material weakness was identified due to deficiencies in certain general information technology controls (GITCs), at the Company’s division in France, related to program change-management and user access in information technology (IT) systems that support the Company’s financial reporting processes. Some of the Company’s business process controls (automated and manual) are dependent on the information and data produced by the systems affected by the deficiencies in GITCs and these business process controls were deemed ineffective because they could have been adversely impacted.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.
/s/ DELOITTE & TOUCHE LLP
Atlanta, GA
February 28, 2023

ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers
Our executive officers and their ages as of the date of this Annual Report are set forth below.

Name	Age	Position
Thomas D. Logan	62	Director, Founder and Chief Executive Officer
Brian Schopfer	38	Chief Financial Officer
Christopher Moore	51	Chief Accounting Officer & Principal Accounting Officer
Loic Eloy	46	President, Group President (Industrial)
Michael Rossi	52	President, Group President (Medical)

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

Christopher Moore, CPA (active) has served as Mirion’s Chief Accounting Officer since 2022. Prior to joining Mirion, Mr. Moore. served as Global Controller of Lime Transportation, a non-public technology company. Mr. Moore also served as Global Corporate Controller of Carestream Dental, a non-public healthcare company, from 2019 to 2021. Mr. Moore previously served for 13 years in various Controller roles at General Electric - Power and Renewable Energy Segments, a public industrials company, with the most recent position as Global Business Controller - Renewable Energy from 2017 to 2019. Mr. Moore received a Bachelor's of Business Administration from the University of Michigan.

Michael Rossi has served as our Medical Group President since 2022. Before Mirion, Michael served as the Head of Radiology and Imaging for Advanced Accelerator Applications, a Novartis Company. Michael also spent five years at Jubilant Pharma where he served in several different roles including President of Jubilant Radiopharma, and brings experience from GE Healthcare, Tyco Healthcare/Mallinckrodt and Syncor International. Michael earned a Bachelor of Science in Pharmacy from the University of the Sciences and holds an Authorized Nuclear Pharmacist Certification from Butler University. He has served on several Boards of Directors and remains a Licensed Pharmacist in the state of Pennsylvania.

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

The information otherwise required by this Item will be included in our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information otherwise required by this Item will be included in our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information otherwise required by this Item will be included in our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information otherwise required by this Item will be included in our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information otherwise required by this Item will be included in our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements

See Index to consolidated financial statements appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

2. Financial Statement Schedules

The following financial statement schedules are included in this Form 10-K:
•Schedule I - Condensed Financial Information of Registrant is presented for the fiscal year ended December 31, 2022, the Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Stub Period from July 1, 2021 through October 19, 2021, and Predecessor fiscal years ended June 30, 2021 and 2020.
•Schedule II - Valuation and Qualifying Accounts is presented for the fiscal year ended December 31, 2022, the Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Stub Period from July 1, 2021 through October 19, 2021, and Predecessor fiscal years ended June 30, 2021 and 2020.

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

4.4	Description of Securities of Mirion Technologies, Inc. (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).
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

10.2
Amendment to Credit Agreement dated as of November 22, 2021, by and between Mirion Technologies (HoldingSub2), Ltd., a limited liability company incorporated in England and Wales, as Holdings, Mirion Technologies (US Holdings), Inc., as the Parent Borrower, Mirion Technologies (US), Inc., as the Subsidiary Borrower, the lending institutions party thereto and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

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
10.8
Form of Restricted Stock Unit for Employee (Retention) Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

Exhibit Number	Exhibit Title
10.9
Form of Performance Stock Unit for (Retention) Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.10
Form of Restricted Stock Unit for Director Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.11	Mirion Technologies, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.12	Mirion Technologies, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 25, 2021).
10.13
Form of Performance-Based Restricted Stock Unit Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022).

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.15	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
10.16
Lease Agreement between GPI T&U Inland, LP and Mirion Technologies (MGPI), Inc., dated as of October 4, 2019 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 30, 2021).

10.17
First Amendment to Lease Agreement between GPI T&U Inland, LP and Mirion Technologies (MGPI), Inc., dated as of March 12, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

10.18
Second Amendment to Lease Agreement between GPI T&U Inland, LP and Mirion Technologies (MGPI), Inc., dated as of June 11, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 30, 2021).

10.19
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

10.21
Amendment No. 1 to the Amended and Restated Employment Agreement between Thomas Logan and Mirion Technologies, Inc., entered into on December 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2021).

10.22
Third Amended and Restated Employment Agreement between Brian Schopfer and Mirion Technologies, Inc., dated as of May 1, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

10.23
Confidentiality, Non-Interference and Intellectual Property Agreement between Brian Schopfer and Mirion Technologies, Inc., entered into March 15, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 3, 2021).

10.24
Amendment No. 1 to the Third Amended and Restated Employment Agreement between Brian Schopfer and Mirion Technologies, Inc., entered into on December 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2021).

10.25
Employment Agreement between Michael Freed and Mirion Technologies, Inc. dated as of July 16, 2016 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

10.26
Confidentiality, Non-Interference and Intellectual Property Agreement between Michael Freed and Mirion Technologies, Inc., entered into July 16, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 3, 2021).

10.27
Amendment No. 1 to the Employment Agreement between Michael Freed and Mirion Technologies, Inc., entered into on December 27, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2021).

10.28
Profits Interest Award Agreement between Brian Schopfer and GS Sponsor II LLC, dated June 16, 2021 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

Exhibit Number	Exhibit Title
10.29
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

10.31
Amendment to Profits Interest Award Agreement between Lawrence Kingsley and GS Sponsor II LLC, dated August 9, 2021 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

10.32
Retention Bonus Agreement between Brian Schopfer and Mirion Technologies, Inc. dated September 30, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).

10.33*	Employment Agreement between Michael Rossi and Mirion Technologies (US), Inc. entered into as of October 1, 2022.
10.34*	Employment Agreement between Loic Eloy and Mirion Technologies (MGPI) SAS entered into as of February 7, 2019.
10.35*	Amendment No. 1 to the Employment Agreement between Loic Eloy and Mirion Technologies (MGPI) SAS entered into as of February 3, 2022.
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
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

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.
Schedule I - Condensed Financial Information of the Registrant

Successor Period:
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
MIRION TECHNOLOGIES, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
(in millions)

	Successor
	December 31, 2022	December 31, 2021
Assets:
Investments in Sub	$1,496.8	$1,851.1
Total Assets	1,496.8	1,851.1

Liabilities and Stockholders’ Equity:
Warrant liabilities	30.5	68.1
Deferred income taxes and other liabilities	(0.9)	(1.0)
Total Liabilities	29.6	67.1
Additional paid-in capital	1,882.4	1,845.5
Accumulated deficit	(408.5)	(131.6)
Accumulated Other Comprehensive Loss	(75.7)	(20.7)
Mirion Technologies, Inc. (Successor) stockholders’ equity	1,398.2	1,693.2
Noncontrolling interests	69.0	90.8
Total Stockholders’ Equity	1,467.2	1,784.0
Total Liabilities and Stockholders’ Equity	1,496.8	1,851.1

MIRION TECHNOLOGIES, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS INCOME
(in millions)

	Successor
	December 31, 2022	From October 20, 2021 through December 31, 2021
Selling, general and administrative	$31.2	$5.3
Total operating expenses	31.2	5.3
Income from operations	(31.2)	(5.3)
Change in fair value of warrant liabilities	(37.6)	(1.2)
Equity in net loss of subsidiaries	294.8	19.9
Loss before benefit from income taxes	(288.4)	(24.0)
Benefit from income taxes	—	(1.0)
Net loss	(288.4)	(23.0)
Loss attributable to noncontrolling interests	(11.5)	(0.8)
Net loss attributable to Mirion Technologies, Inc. stockholders	(276.9)	(22.2)
Foreign currency translation, net of tax	4.9	(20.5)
Unrecognized actuarial gain (loss) and prior service benefit, net of tax	2.0	(0.2)
Other comprehensive loss (income), net of tax	2.9	(20.7)
Comprehensive loss attributable to Mirion Technologies, Inc. stockholders	(274.0)	(42.9)
Loss per share—basic and diluted	(1.53)	(0.12)
Weighted average number of shares outstanding—basic and diluted	181.149	180.773
A statement of cash flows has not been presented as Mirion Technologies, Inc. parent company did not have any cash as of, or at any point in time during the year ended December 31, 2022 or from October 20, 2021 through December 31, 2021.
Note to Condensed Financial Statements of Registrant (Parent Company Only)
Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Mirion. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed the specified threshold amount of the consolidated net assets of the Company. Because we have a consolidated accumulated deficit, the 25% threshold described in Rule 4-08 does not apply and any restrictions of net assets at our subsidiaries trigger the requirement to present parent company-only financial information. The ability of Mirion’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ outstanding term loan and revolving credit facility borrowings as described in Note 9, Borrowings, to the audited consolidated financial statements.
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

Predecessor Period:
Mirion Technologies (TopCo), Ltd. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. There are restrictions under credit agreements governing the 2019 Credit Facility, described in Note 9, Borrowings, on the Company’s ability to obtain funds from any of its subsidiaries through dividends. Accordingly, the following condensed financial information is presented on a “Parent-only” basis in which Mirion Technologies (TopCo), Ltd.’s investments in its consolidated subsidiaries are presented under the equity method of accounting.
MIRION TECHNOLOGIES (TOPCO), LTD.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
(in millions)

	Predecessor
	June 30, 2021	June 30, 2020
Assets:
Other assets	$0.3	$0.1
Total assets	$0.3	$0.1

Liabilities and stockholders’ equity:
Loan from subsidiary	$839.8	$716.5
Deferred income taxes and other liabilities	0.1	0.1
Total Liabilities	$839.9	$716.6
Total stockholders’ equity	(839.6)	(716.5)
Total liabilities and stockholders’ equity	$0.3	$0.1
MIRION TECHNOLOGIES (TOPCO), LTD.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS INCOME
(in millions)

	Predecessor
	From July 1, 2021 through October 19, 2021	June 30, 2021	June 30, 2020
Equity in net loss of subsidiaries	$(105.7)	$(158.3)	$(119.1)
Net loss	(105.7)	(158.3)	(119.1)
Foreign currency translation, net of tax	(7.5)	34.2	(9.3)
Unrecognized actuarial gain (loss) and prior service benefit, net of tax	0.6	0.9	—
Other comprehensive loss (income), net of tax	(6.9)	35.1	(9.3)
Comprehensive loss	$(112.6)	$(123.2)	$(128.4)
Loss per share—basic and diluted	$(15.81)	$(24.18)	$(18.45)
Weighted average number of shares outstanding—basic and diluted	6.685	6.549	6.453
A statement of cash flows has not been presented as Mirion Technologies (TopCo). Ltd. parent company did not have any cash as of, or at any point in time during the Predecessor Periods from July 1, 2021 through October 19, 2021 or the years ended June 30, 2021, or 2020.

Note to Condensed Financial Statements of Registrant (Parent Company Only)
Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Mirion. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed the specified threshold amount of the consolidated net assets of the Company. Because we have a consolidated accumulated deficit, the 25% threshold described in Rule 4-08 does not apply and any restrictions of net assets at our subsidiaries trigger the requirement to present parent company-only financial information. The ability of Mirion’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ outstanding term loan and revolving credit facility borrowings as described in Note 9, Borrowings, to the audited consolidated financial statements.
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

Schedule II

Valuation and Qualifying Accounts
(Dollars in millions)
Successor
	Balance at	Charged to			Balance at
	Beginning	Costs and	Deductions		End of
Description	of Period	Expenses	(a)	Other (b)	Period
Year Ended December 31, 2022
Allowance for doubtful accounts	5.4	0.3	(0.4)	2.1	7.4
Product warranty	5.9	(0.7)	(0.8)	—	4.4
Year Ended December 31, 2021
Allowance for doubtful accounts	—	—	(0.7)	6.1	5.4
Product warranty	—	0.9	(0.4)	5.4	5.9

Predecessor
	Balance at	Charged to			Balance at
	Beginning	Costs and	Deductions		End of
Description	of Period	Expenses	(a)	Other (b)	Period
Period Ended October 19, 2021
Allowance for doubtful accounts	6.1	0.2	(0.2)	—	6.1
Product warranty	6.3	—	(0.7)	—	5.6
Year Ended June 30, 2021
Allowance for doubtful accounts	1.9	2.5	(0.7)	2.4	6.1
Product warranty	5.5	2.8	(2.2)	0.2	6.3
Year Ended June 30, 2020
Allowance for doubtful accounts	1.7	0.9	(0.7)	—	1.9
Product warranty	4.2	2.9	(1.6)	—	5.5
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
Date: February 28, 2023

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

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	February 28, 2023

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	February 28, 2023

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	February 28, 2023

/s/ Lawrence D. Kingsley Lawrence D. Kingsley	Director and Chairman	February 28, 2023

/s/ Jyothsna Natauri Jyothsna Natauri	Director	February 28, 2023

/s/ Sheila Rege Sheila Rege	Director	February 28, 2023

/s/ Steven W. Etzel Steven W. Etzel	Director	February 28, 2023

/s/ Kenneth C. Bockhorst Kenneth C. Bockhorst	Director	February 28, 2023

Name	Title	Date

/s/ Robert A. Cascella Robert A. Cascella	Director	February 28, 2023

/s/ John W. Kuo John W. Kuo	Director	February 28, 2023

/s/ Jody A. Markopoulos Jody A. Markopoulos	Director	February 28, 2023