Form 10-Q
period 2023-03-31
Mirion Technologies, Inc.
filed 2023-05-03
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 28, 2023, there were 217,904,643 shares of Class A common stock, $0.0001 par value per share, and 7,847,333 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, macroeconomic trends, and our competitive positioning are forward-looking statements. This includes, without limitation, statements under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our expected or future capitalization and capital structure, indebtedness, market share and products sales, market opportunities, manufacturing capabilities and facilities, sales channels and strategies, goodwill impairment, backlog, our supply chain, the Russia-Ukraine conflict and relations between the United States and China, foreign exchange, interest rate and inflation, any mergers and acquisitions, including integration of previously completed mergers and acquisitions, and the future or expected impact on us of any epidemic, pandemic or other crises, including COVID-19. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

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
•our ability to realize the expected benefit from any strategic transactions, such as acquisitions, divestitures and investments, including any synergies from internal restructuring and improvement efforts;
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
•the effects of COVID-19 or other health epidemics, pandemics or similar outbreaks may have on our business, results of operations or financial condition; and
•other risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q, including those under the heading “Risk Factors,” and other documents filed or to be filed with the U. S Securities and Exchange Commission (the "SEC") by us.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$88.3	$73.5
Restricted cash	0.7	0.5
Accounts receivable, net of allowance for doubtful accounts	152.0	171.2
Costs in excess of billings on uncompleted contracts	67.2	50.0
Inventories	157.5	143.3
Prepaid expenses and other current assets	32.6	33.6
Assets held for sale	10.1	8.5
Total current assets	508.4	480.6
Property, plant, and equipment, net	126.0	124.3
Operating lease right-of-use assets	38.7	40.1
Goodwill	1,424.9	1,418.0
Intangible assets, net	619.8	650.4
Restricted cash	1.1	1.0
Other assets	15.9	24.3
Total assets	$2,734.8	$2,738.7
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$66.0	$67.7
Deferred contract revenue	78.2	83.0
Notes payable to third-parties, current	5.8	5.3
Operating lease liability, current	8.4	8.5
Accrued expenses and other current liabilities	74.9	79.8
Total current liabilities	233.3	244.3
Notes payable to third-parties, non-current	679.3	801.5
Warrant liabilities	43.9	30.5
Operating lease liability, non-current	32.7	34.3
Deferred income taxes, non-current	109.3	116.3
Other liabilities	48.3	44.6
Total liabilities	1,146.8	1,271.5
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 217,687,852 shares issued and outstanding at March 31, 2023; 200,298,834 shares issued and outstanding at December 31, 2022	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 7,847,333 issued and outstanding at March 31, 2023 and 8,040,540 issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	2,039.4	1,882.4
Accumulated deficit	(450.4)	(408.5)
Accumulated other comprehensive loss	(67.7)	(75.7)
Mirion Technologies, Inc. stockholders’ equity	1,521.3	1,398.2
Noncontrolling interests	66.7	69.0
Total stockholders’ equity	1,588.0	1,467.2
Total liabilities and stockholders’ equity	$2,734.8	$2,738.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Product	$132.4	$116.9
Service	49.7	46.3
Total revenues	182.1	163.2
Cost of revenues:
Product	76.8	74.8
Service	26.2	24.0
Total cost of revenues	103.0	98.8
Gross profit	79.1	64.4
Operating expenses:
Selling, general and administrative	85.1	90.9
Research and development	7.6	7.1
Total operating expenses	92.7	98.0
Loss from operations	(13.6)	(33.6)
Other expense (income):
Third party interest expense	14.9	7.9
Loss on debt extinguishment	2.6	—
Foreign currency (gain) loss, net	(0.3)	1.5
Increase (decrease) in fair value of warrant liabilities	13.4	(19.9)
Other income, net	(0.2)	—
Loss before income taxes	(44.0)	(23.1)
Benefit from income taxes	(1.1)	(4.1)
Net loss	(42.9)	(19.0)
Loss attributable to noncontrolling interests	(1.0)	(1.3)
Net loss attributable to Mirion Technologies, Inc.	$(41.9)	$(17.7)

Net loss per common share attributable to Mirion Technologies, Inc. stockholders — basic and diluted	$(0.22)	$(0.10)
Weighted average common shares outstanding — basic and diluted	187.701	180.774
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(42.9)	$(19.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax	10.6	(15.7)
Unrealized losses on net investment hedges, net of tax	(2.3)	—
Other comprehensive income (loss), net of tax	8.3	(15.7)
Comprehensive loss	(34.6)	(34.7)
Less: Comprehensive loss attributable to noncontrolling interests	(0.7)	(2.8)
Comprehensive loss attributable to Mirion Technologies, Inc.	$(33.9)	$(31.9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(In millions, except share amounts)

	Class A Common Stock	Class A Common Stock Amount	Class B Common Stock	Class B Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
Balance December 31, 2021	199,523,292	$—	8,560,540	$—	$1,845.5	$(131.6)	$(20.7)	$90.8	$1,784.0
Stock-based compensation expense	—	—	—	—	7.8	—	—	—	7.8
Warrant exercises	100	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	—	—	—	—	0.1	—	—	—	0.1
Net loss	—	—	—	—	—	(17.7)	—	(1.3)	(19.0)
Other comprehensive loss	—	—	—	—	—	—	(14.2)	(1.5)	(15.7)
Balance March 31, 2022	199,523,392	$—	8,560,540	$—	$1,853.4	$(149.3)	$(34.9)	$88.0	$1,757.2

	Class A Common Stock	Class A Common Stock Amount	Class B Common Stock	Class B Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
Balance December 31, 2022	200,298,834	$—	8,040,540	$—	$1,882.4	$(408.5)	$(75.7)	$69.0	$1,467.2
Warrant redemptions	100	—	—	—	—	—	—	—	—
Stock issued for vested restricted stock units	40,764	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	12,090	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	193,207	—	(193,207)	—	1.6	—	—	(1.6)	—
Issuance of shares of class A common stock under a direct registered offering, net of offering costs	17,142,857	—	—	—	149.8	—	—	—	149.8
Stock-based compensation expense	—	—	—	—	5.5	—	—	—	5.5
Net loss	—	—	—	—	—	(41.9)	—	(1.0)	(42.9)
Other comprehensive loss	—	—	—	—	—	—	8.0	0.3	8.3
Balance March 31, 2023	217,687,852	$—	7,847,333	$—	$2,039.4	$(450.4)	$(67.7)	$66.7	$1,588.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(42.9)	$(19.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	41.3	44.9
Stock-based compensation expense	5.5	7.9
Amortization of debt issuance costs	3.5	1.0
Provision for doubtful accounts	0.8	(0.2)
Inventory obsolescence write down	1.0	0.2
Change in deferred income taxes	(7.1)	(10.4)
Loss (gain) on disposal of property, plant and equipment	0.8	(0.7)
Loss (gain) on foreign currency transactions	(0.3)	1.5
Increase (decrease) in fair values of warrant liabilities	13.4	(19.9)
Other	—	0.1
Changes in operating assets and liabilities:
Accounts receivable	19.1	17.6
Costs in excess of billings on uncompleted contracts	(8.6)	(5.2)
Inventories	(13.9)	(0.9)
Prepaid expenses and other current assets	(0.3)	1.7
Accounts payable	(2.5)	(6.8)
Accrued expenses and other current liabilities	(8.5)	(0.9)
Deferred contract revenue	(3.6)	(0.3)
Other assets	0.4	—
Other liabilities	(0.8)	0.8
Net cash (used in) provided by operating activities	(2.7)	11.4
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment and badges	(7.5)	(8.7)
Sales of property, plant, and equipment	—	0.8
Net cash used in investing activities	(7.5)	(7.9)
FINANCING ACTIVITIES:
Issuances of common stock	150.0	—
Common stock issuance costs	(0.2)	—
Term loan principal repayments	(125.0)	—
Principal repayments	—	(0.4)
Other financing	(0.2)	(0.2)
Net cash provided by (used in) financing activities	24.6	(0.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.7	(1.0)
Net increase in cash, cash equivalents, and restricted cash	15.1	1.9
Cash, cash equivalents, and restricted cash at beginning of period	75.0	85.3
Cash, cash equivalents, and restricted cash at end of period	$90.1	$87.2
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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial information. The interim Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the period ended December 31, 2022, which include a complete set of footnote disclosures, including our significant accounting policies included in our Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned and majority-owned or controlled subsidiaries. For consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocated to noncontrolling interests is reported as “Income (Loss) attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated in consolidation.

The Company recognizes a noncontrolling interest for the portion of Class B common stock of IntermediateCo that is not attributable to the Company. See Note 21, Noncontrolling Interests.

Segments

The Company manages its operations through two operating and reportable segments: Medical and Industrial. These segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 16, Segment Information, for further detail.
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
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in Note 1 to the audited Consolidated Financial Statements on Form 10-K for the period ended December 31, 2022.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $7.8 million and $7.4 million as of March 31, 2023 and December 31, 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.
The components of prepaid expenses and other current assets consist of the following (in millions):

	March 31, 2023	December 31, 2022
Prepaid insurance	$2.5	$3.2
Short-term marketable securities	4.8	4.3
Income tax receivable and prepaid income taxes	1.2	2.8
Other tax receivables	1.6	1.6
Other current assets	22.5	21.7
	$32.6	$33.6
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $2.5 million for both periods ended March 31, 2023 and December 31, 2022, and were included in deferred income taxes and other liabilities on the Condensed Consolidated Balance Sheets. Accretion expense related to these liabilities was not material for any periods presented.
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
Contract Balances
The timing of the Company's revenue recognition, invoicing, and cash collections results in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and deferred contract revenue. Refer to Note 4, Contracts in Progress for further details.
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of March 31, 2023 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $740.8 million and $737.4 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, the Company expects to recognize approximately 50%, 25%, 8%, and 8% of the remaining performance obligations as revenue during the fiscal years 2023, 2024, 2025 and 2026, respectively, and the remainder thereafter.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 16, Segment Information.
Warrant Liability

As of March 31, 2023, the Company had outstanding warrants to purchase up to 27,249,779 shares of Class A common stock. The Company accounts for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s Condensed Consolidated Statements of Operations. The fair value of the warrants (the "Public Warrants") issued in connection with GSAH's initial public offering has been measured based on the listed market price of such Public Warrants. As the transfer of certain warrants issued in a private placement (the "Private Placement Warrants") to GS Sponsor II LLC, the sponsor of GSAH (the "Sponsor"), to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 17, Fair Value Measurements.
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts.
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of March 31, 2023 and December 31, 2022, no customer accounted for more than 10% of the accounts receivable balance.
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
2. Business Combinations and Acquisitions

The Company continually evaluates potential acquisitions that strategically fit with the Company’s existing portfolio. As a result, on August 1, 2022, the Company acquired the Critical Infrastructure ("CI") business of Collins Aerospace (renamed as Secure Integrated Solutions "SIS") via an Asset Purchase Agreement. The Company paid cash of $6.6 million, but due to net working capital (NWC) settlements to be settled in the future, the GAAP consideration was $5.9 million. The SIS business joined our Industrial segment and specializes in delivering physical and cyber security systems to critical infrastructure based on a command-and-control platform that includes video surveillance, access control, intrusion detection, credential/training management, biometrics, and video analytics. The Company used carrying values as of the closing date of the CI Acquisition to value certain current and non-current assets and liabilities, as we determined that they represented the fair value of those items at such date.

All identifiable intangible assets acquired in the CI Acquisition were assigned to developed technology for accounting purposes.

Transaction costs related to the CI Acquisition were not material for the three months ended March 31, 2023.
Measurement period adjustments to the previously disclosed preliminary fair value of net assets related to the CI Acquisition were recorded in 2023, resulting in a $0.9 million net increase in goodwill and corresponding $0.9 million net increase in Other Accrued Liabilities for the three months ended March 31, 2023.
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

Purchases of acquired businesses resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements, which is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The goodwill is not amortized but some portion may be deductible for income tax purposes. This goodwill recorded includes the following:

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
3. Assets and Liabilities Held for Sale
In the fourth quarter of 2022 the Biodex Rehabilitation ("Rehab") business was deemed as held for sale. The following table presents information related to the major classes of assets and liabilities that were classified as held for sale (in millions):

	March 31, 2023	December 31, 2022
Inventories	$5.5	$3.9
Prepaid expenses and other current assets	0.1	0.1
Property, plant and equipment — net	0.7	0.7
Goodwill	3.8	3.8
Assets held for sale	$10.1	$8.5

Accrued liabilities	1.3	0.7
Other non-current liabilities	0.1	0.1
Liabilities held for sale (1)	$1.4	$0.8
(1)Included in accrued expenses and other liabilities within the consolidated balance sheets.

4. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	March 31, 2023	December 31, 2022
Costs incurred on contracts (from inception to completion)	$270.0	$249.6
Estimated earnings	163.6	163.1
Contracts in progress	433.6	412.7
Less: billings to date	(377.7)	(371.8)
	$55.9	$40.9
The carrying amounts related to uncompleted construction-type contracts are included in the accompanying Condensed Consolidated Balance Sheets under the following captions (in millions):

	March 31, 2023	December 31, 2022
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$67.2	$50.0
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	9.6	17.3
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(18.5)	(25.5)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(2.4)	(0.9)
	$55.9	$40.9
(1)Included in other assets within the Condensed Consolidated Balance Sheets.
(2)Included in deferred contract revenue – current within the Condensed Consolidated Balance Sheets.
(3)Included in other liabilities within the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2023 the Company has recognized revenue of $9.4 million related to the contract liabilities balance as of December 31, 2022.

5. Inventories
The components of inventories consist of the following (in millions):

	March 31, 2023	December 31, 2022
Raw materials	$71.3	$69.7
Work in progress	34.8	28.2
Finished goods	51.4	45.4
	$157.5	$143.3
6. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	March 31, 2023	December 31, 2022
Land, buildings, and leasehold improvements	3-39 years	$47.6	$46.5
Machinery and equipment	5-15 years	34.7	33.6
Badges	3-5 years	34.7	33.4
Furniture, fixtures, computer equipment and other	3-10 years	25.7	25.8
Construction in progress	—	21.4	15.9
		164.1	155.2
Less: accumulated depreciation and amortization		(38.1)	(30.9)
		$126.0	$124.3
Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Depreciation expense in:
Cost of revenues	$4.7	$4.2
Operating expenses	$2.9	$1.9

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2023	December 31, 2022
Compensation and related benefit costs	$30.9	$37.6
Customer deposits	7.7	8.5
Accrued commissions	0.3	0.4
Accrued warranty costs	5.2	4.4
Non-income taxes payable	9.1	8.7
Pension and other post-retirement obligations	0.4	0.3
Income taxes payable	6.8	5.5
Restructuring	2.3	1.5
Liabilities held for sale	1.4	0.8
Other accrued expenses	10.8	12.1
Total	$74.9	$79.8
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
No goodwill impairment was recognized for the three months ended March 31, 2023.
The following table shows changes in the carrying amount of goodwill by reportable segment as of March 31, 2023 and December 31, 2022 (in millions):

	Medical	Industrial	Consolidated
Balance—December 31, 2022	$616.0	$802.0	$1,418.0
Business Combination and other acquisitions - measurement period adjustments	—	0.9	0.9
Translation adjustment	—	6.0	6.0
Balance—March 31, 2023	$616.0	$808.9	$1,424.9
A portion of goodwill is deductible for income tax purposes.
Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	March 31, 2023		December 31, 2022
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,636.7	$(211.8)	$1,629.8	$(211.8)
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

Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

		March 31, 2023
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$338.0	$(99.0)	$239.0
Distributor relationships	7 - 13	60.9	(10.5)	50.4
Developed technology	5 - 16	250.4	(44.2)	206.2
Trade names	3 - 10	98.7	(14.5)	84.2
Backlog and other	1 - 4	75.4	(35.4)	40.0
Total		$823.4	$(203.6)	$619.8

		December 31, 2022
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$336.8	$(83.1)	$253.7
Distributor relationships	7 - 13	60.9	(8.7)	52.2
Developed technology	5 - 16	248.9	(36.3)	212.6
Trade names	3 - 10	98.2	(12.0)	86.2
Backlog and other	1 - 4	74.8	(29.1)	45.7
Total		$819.6	$(169.2)	$650.4
Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Amortization expense for intangible assets in:
Cost of revenues	$6.7	$6.7
Operating expenses	$26.9	$32.1
9. Borrowings
Third-party notes payable consist of the following (in millions):

	March 31, 2023	December 31, 2022
2021 Credit Agreement	$696.7	$821.7
Canadian Financial Institution	1.0	1.0
Other	1.9	2.0
Draw on revolving line of credit	—	—
Total third-party borrowings	699.6	824.7
Less: notes payable to third-parties, current	(5.8)	(5.3)
Less: deferred financing costs	(14.5)	(17.9)
Notes payable to third-parties, non-current	$679.3	$801.5
As of March 31, 2023 and December 31, 2022, the fair market value of the Company's 2021 Credit Agreement (as defined below) was $682.8 million and $803.2 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining third-party debt approximates the respective carrying amounts as of March 31, 2023 and December 31, 2022.

2021 Credit Agreement
In connection with the Business Combination, in October 2021, certain subsidiaries of the Company entered into- a credit agreement (the "2021 Credit Agreement") among Mirion Technologies (HoldingSub2), Ltd., a limited liability company incorporated in England and Wales, as Holdings, Mirion Technologies (US Holdings), Inc., as the Parent Borrower, Mirion Technologies (US), Inc., as the Subsidiary Borrower, the lending institutions party thereto, Citibank, N.A., as the Administrative Agent and Collateral Agent and Goldman Sachs Lending Partners, Citigroup Global Markets Inc., Jefferies Finance LLC and JPMorgan Chase Bank, N.A., as the Joint Lead Arrangers and Bookrunners.
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
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion Technologies (HoldingSub2), Ltd. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion Technologies (HoldingSub2), Ltd. and subsidiaries were in compliance with all debt covenants on March 31, 2023 and December 31, 2022.
Term Loan - The term loan has a seven-year term (expiring October 2028), bears interest at the greater of Adjusted London Interbank Offered Rate ("LIBOR") or 0.50%, plus 2.75% and has quarterly principal repayments of 0.25% of the original principal balance. The interest rate was 7.48% and 7.48% as of March 31, 2023 and December 31, 2022, respectively. The Company repaid $125.0 million and $6.6 million for the three month period ended March 31, 2023 and for the fiscal year ended December 31, 2022, respectively, yielding an outstanding balance of approximately $696.7 million and $821.7 million as of March 31, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023, the Company used $125.0 million of proceeds received from a direct registered equity offering to pay down early outstanding amounts on the term loan.
Revolving Line of Credit - The revolving line of credit arrangement has a five year term and bears interest at the greater of LIBOR or 0%, plus 2.75%. The agreement requires the payment of a commitment fee of 0.50% per annum for unused commitments. The revolving line of credit matures in October 2026, at which time all outstanding revolving facility loans and accrued and unpaid interest are due. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of March 31, 2023 and December 31, 2022.

Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $10.8 million and $9.4 million as of March 31, 2023 and December 31, 2021, respectively. The amount available on the revolver as of March 31, 2023 and December 31, 2022 was approximately $79.2 million and $80.6 million, respectively.
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
For the three month periods ended March 31, 2023 and March 31, 2022, we incurred approximately $3.5 million (including a $2.6 million loss on debt extinguishment for the $125.0 million early debt repayment) and $1.0 million, respectively, of amortization expense of the deferred financing costs.
Canadian Financial Institution - In May 2019, the Company entered into a credit agreement for C$1.7 million ($1.3 million) with a Canadian financial institution that matures in April 2039. The note bears annual interest at 4.69%. The credit agreement is secured by the facility acquired using the funds obtained.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of March 31, 2023 and December 31, 2022, there were no outstanding amounts under these arrangements.
Accounts Receivable Sales Agreement
We are party to an agreement to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution without recourse. Under this agreement, the Company can sell up to €12.1 million ($13.1 million) and €12.1 million ($13.0 million) as of March 31, 2023 and December 31, 2022, respectively, of eligible accounts receivables. The accounts receivable under this agreement are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of March 31, 2023 and December 31, 2022, there was no amount and approximately $0.1 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for the periods presented and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €61.7 million ($67.2 million) and €63.6 million ($68.1 million), as of March 31, 2023 and December 31, 2022, respectively, subject to certain local restrictions. As of March 31, 2023 and December 31, 2022, there were €42.0 million ($45.7 million) and €43.3 million ($46.3 million), respectively, of the lines had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $1.8 million and $1.5 million as of March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, contractual principal payments of total third-party borrowings are as follows (in millions):

Remainder of 2023	$6.3
Fiscal year ending December 31:
2024	8.4
2025	8.4
2026	10.0
2027	8.4
Thereafter	658.1
Gross Payments	699.6
Unamortized debt issuance costs	(14.5)
Total third-party borrowings, net of debt issuance costs	$685.1

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

The table below presents the locations of the operating lease assets and liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively (in millions):

	Balance Sheet Line Item	March 31, 2023	December 31, 2022
Operating lease assets	Operating lease right-of-use assets	$38.7	$40.1
Financing lease assets	Other assets	$0.4	$0.5

Operating lease liabilities:
Current operating lease liabilities	Current operating lease liabilities	$8.4	$8.5
Non-current operating lease liabilities	Operating lease liability, non-current	32.7	34.3
Liabilities held for sale	Accrued expenses and other current liabilities	0.5	0.5
Total operating lease liabilities:		$41.6	$43.3

Financing lease liabilities:
Current financing lease liabilities	Accrued expenses and other current liabilities	$0.2	$0.4
Non-current financing lease liabilities	Deferred income taxes and other long-term liabilities	0.2	0.1
Total financing lease liabilities:		$0.4	$0.5

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2023 and December 31, 2022, respectively, are:

	March 31, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term (in years)	6.7	6.9
Weighted average discount rate	4.15%	4.13%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the Condensed Consolidated Balance Sheets as of March 31, 2023 (in millions):

Fiscal year ending December 31:
2023	$7.6
2024	8.7
2025	7.2
2026	5.4
2027	4.8
2028 and thereafter	14.0
Total undiscounted future minimum lease payments	47.7
Less: Imputed interest	(6.1)
Total operating lease liabilities	$41.6

For the three months ended March 31, 2023 and March 31, 2022, operating lease costs (as defined under ASU 2016-02) were $2.7 million and $2.6 million, respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.6 million and $2.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and this amount is included in operating activities in the condensed consolidated statements of cash flows. Operating lease assets obtained in exchange for new operating lease liabilities were $0.2 million and $0.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
11. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of March 31, 2023, unconditional purchase obligations were as follows (in millions):

Fiscal year ending December 31:
2023	$30.6
2024	11.6
2025	1.2
2026	1.1
2027 and thereafter	—
Total	$44.5
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
In April 2023, one of our Russian customers made a claim against the Company regarding liquidated damages for certain delays under the terms of an active project. Management views the claim as without merit, however uncertainty exists as to how the resolution of the claim will impact future cash flows and results of operations, including any impact from potential modifications to the underlying contract.
12. Income Taxes
The effective income tax rate was 2.5% for the three months ended March 31, 2023, and 17.7% for the three months ended March 31, 2022. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the impact of valuation allowances in the current period.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.

13. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Three Months Ended
	March 31,
	2023	2022
Cash Paid For:
Cash paid for interest, net	$13.9	$6.9
Cash paid for income taxes	$2.8	$2.4
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accounts payable	$0.2	$1.0
Acquisition purchases in accrued expense and other liabilities	$1.6	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in millions).

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$88.3	$73.5
Restricted cash—current	0.7	0.5
Restricted cash—non-current	1.1	1.0
Total cash, cash equivalents, and restricted cash	$90.1	$75.0
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
2021 Omnibus Incentive Plan
We adopted and obtained stockholder approval at the special meeting of the stockholders on October 19, 2021 of the 2021 Plan. We initially reserved 19,952,329 shares of our Class A common stock for issuance pursuant to awards under the 2021 Plan. The total number of shares of our Class A common stock available for issuance under the 2021 Plan will be increased on the first day of each fiscal year following the date on which the 2021 Plan was adopted in an amount equal to the least of (i) three percent (3%) of the outstanding shares of Class A common stock on the last day of the immediately preceding fiscal year, (ii) 9,976,164 shares of Class A common stock and (iii) such number of shares of Class A common stock as determined by the Committee (as defined and designated under the 2021 Plan) in its discretion. Pursuant to these automatic increase provisions, the number of shares of our Class A common stock reserved for issuance pursuant to awards under the 2021 Plan increased to 31,946,993 shares at January 1, 2023. Any employee, director or consultant of the Company or any of its subsidiaries or affiliates is eligible to receive an award under the 2021 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations. The 2021 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, PSUs, other share-based awards, or any combination thereof. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.
The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended March 31, 2023, the Company granted 695,351 RSUs and 233,165 PSUs to certain members of the Company's employees. The RSUs granted to employees are subject to service vesting conditions with one-third of each award vesting on the anniversary of the grant date such that all awards are fully vested after three (3) years. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards. The PSUs are subject to service and performance/market vesting conditions and allow a maximum issuance of shares of our Class A common stock of up to 200% of the granted PSUs based on the Company meeting certain established thresholds. The recipient will generally forfeit all of the awards if the recipient is no longer providing services to the Company before the end of the performance measurement period on December 31, 2025. Fifty percent (50%) of the PSU awards shall vest based on a market condition determined by the Company’s relative total shareholder return (TSR) during the performance period of January 1, 2023 to December 31, 2025, measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index with interpolated achievement levels of: (i) 0% if the TSR percentile is below the 30th percentile level, (ii) between 50% and 100% if the TSR percentile is at least at the 30th percentile level and up to the 55th percentile level and (iii) between 100% and 200% if the TSR percentile is at least at the 56th percentile level and up to the 80th percentile level (or above the 80th percentile level with 200% being the maximum). The remaining fifty percent (50%) of the PSU awards shall vest based on performance condition determined by the Company’s organic revenue growth percentage as measured from January 1, 2025 to December 31, 2025 as compared with January 1, 2023 to December 31, 2023 with interpolated achievement levels of (i) 0% if the organic growth revenue percentage is less than 3.0%, (ii) between 50% and 100% if the organic revenue growth percentage is at least 3.0% and up to 5.0% and (iii) between 100% and 200% if the organic revenue growth percentage is at least 5.0% and up to 7.0% (or above 7.0% but with 200% being the maximum).

There were no new grants during the three months ended March 31, 2022.
During the three months ended March 31, 2023, $1.6 million of stock-based compensation expense was recorded, of which $0.2 million was related to non-employee directors. During the three months ended March 31, 2022, $1.0 million of stock-based compensation expense was recorded, of which $0.2 million was related to non-employee directors.
In addition, during the three months ended March 31, 2023 and 2022, certain members of the Company's Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. As such, the Company recorded related stock-based compensation expense of $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

During the three months ended March 31, 2023 and 2022, $4.0 million and $6.8 million of stock-based compensation expense was recorded, respectively. No new Profit Interests were issued during the three months ended March 31, 2023 and 2022.
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

The Private Placement Warrants are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. See Note 17, Fair Value Measurements, for the fair value of the Private Placement Warrants at March 31, 2023.

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

Charterhouse Capital Partners LLP
The Company had entered into agreements with its primary pre-Business Combination investor, Charterhouse Capital Partners LLP ("CCP"), which obligated the Company to pay certain expenses in support of any secondary market offerings of its remaining shares owned after the Business Combination. During the three months ended March 31, 2023, $0.6 million of expenses were recorded.

16. Segment Information
The following table summarizes select operating results for each reportable segment (in millions).

	Three Months Ended
	March 31,
	2023	2022
Revenues
Medical	$66.4	$60.1
Industrial	115.7	103.1
Consolidated Revenues	$182.1	$163.2
Segment Income (Loss) from Operations
Medical	$0.7	$(6.7)
Industrial	5.5	(2.5)
Total Segment Income (Loss) from Operations	6.2	(9.2)
Corporate and other	(19.8)	(24.4)
Consolidated Loss from Operations	$(13.6)	$(33.6)
Beginning January 1, 2023, the Company began measuring segment performance to include the impact of expenses identified as non-operating. Previously, these expenses would have been included with Corporate and other. Segment income (loss) from operations for the three months ended March 31, 2022 has been adjusted for comparability.
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

	Revenues
	Three Months Ended
	March 31,
	2023	2022
North America
Medical	$60.7	$55.6
Industrial	55.2	42.2
Total North America	115.9	97.8
Europe
Medical	5.7	4.5
Industrial	53.1	53.2
Total Europe	58.8	57.7
Asia Pacific
Medical	—	—
Industrial	7.4	7.7
Total Asia Pacific	7.4	7.7
Total revenues	$182.1	$163.2

The following details revenues by timing of recognition (in millions):

	Revenues
	Three Months Ended
	March 31,
	2023	2022
Point in time	$118.3	$117.0
Over time	63.8	46.2
Total revenues	$182.1	$163.2
The following details revenues by product category (in millions):

	Revenues
	Three Months Ended
	March 31,
	2023	2022
Medical segment:
Medical	$66.4	$60.1
Industrial segment:
Reactor Safety and Control Systems	42.1	30.8
Radiological Search, Measurement, and Analysis Systems	73.6	72.3
Total revenues	$182.1	$163.2
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
Level 3 – Inputs are unobservable and require significant management judgment or estimation.

The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$90.1	$—	$—
Discretionary retirement plan	$3.5	$0.9	$—
Accrued interest receivable on cross-currency rate swaps	—	—	—
Liabilities
Discretionary retirement plan	$3.5	$0.9	$—
Public warrants	$30.2	$—	$—
Private placement warrants	$—	$13.7	$—
Cross-currency rate swaps (Note 18)	$—	$15.8	$—

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$75.0	$—	$—
Discretionary retirement plan	$3.1	$0.9	$—
Accrued interest receivable on cross-currency rate swaps	$—	$0.1	$—
Liabilities
Discretionary retirement plan	$3.1	$0.9	$—
Public warrants	$21.0	$—	$—
Private placement warrants	$—	$9.5	$—
Cross-currency rate swaps (Note 18)	$—	$12.9	$—
The cross-currency rate swaps the Company entered into in the year ended December 31, 2022 are not exchange traded instruments. Their fair value is determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements.
As of March 31, 2023 and December 31, 2022, the fair value of Public Warrants issued in connection with GSAH's IPO have been measured based on the listed market price of such Public Warrants, a Level 1 measurement.
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
For the three months ended March 31, 2023, the Company recognized an unrealized loss resulting from an increase in the fair value of the warrant liabilities of $13.4 million, which is presented in the Condensed Consolidated Statements of Operations as change in fair value of warrant liabilities.
Nonrecurring Basis Fair Value Measurements
There are nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis such as assets and liabilities held for sale. The fair value of assets held for sale was measured on a non-recurring basis based on the lower of the carrying amount or fair value less cost to sell. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. See Note 3, Assets and Liabilities Held for Sale for further details.

18. Derivatives and Hedging
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
All derivative instruments are carried at fair value in our Condensed Consolidated Balance Sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets:
Accrued Interest Receivable on Cross-Currency Rate Swaps	Prepaid expenses and other currents assets	$0.1	$0.1
Total assets		$0.1	$0.1
Liabilities:
Cross-Currency Rate Swaps	Other non-current liabilities	$15.8	$12.9
Total liabilities		$15.8	$12.9
(1) Refer to Note 17, Fair Value Measurements for additional information related to the estimated fair value.

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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	March 31, 2023	December 31, 2022
Cross-currency rate swaps	€238.8	€238.8	$(2.9)	$—
Total	€238.8	€238.8	$(2.9)	$—

19. Loss Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Net loss attributable to Mirion Technologies, Inc. shareholders	$(41.9)	$(17.7)
Weighted average common shares outstanding – basic and diluted	187.701	180.774
Net loss per common share attributable to Mirion Technologies, Inc. — basic and diluted	$(0.22)	$(0.10)
Anti-dilutive employee share-based awards, excluded	0.687	0.988
Net loss per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the three months ended March 31, 2023 and 2022, respectively; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.

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

Warrants
As described above, the Company has outstanding warrants to purchase up to 27,249,779 shares of Class A common stock. One whole warrant entitles the holder thereof to purchase one share of Mirion Class A common stock at a price of $11.50 per share. The Company’s warrants are not included in the Company’s calculation of basic loss per share and are excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive.

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

Stock-Based Awards
Each stock-based award represents the right to receive a Class A common stock upon vesting of the awards. Per ASC 260, Earnings Per Share ("EPS"), shares issuable for little or no cash consideration upon the satisfaction of certain conditions (i.e. contingently issuable shares) should be included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. As such, any stock-based awards such as RSUs that vest will be included in the Company's basic loss per share calculations as of the date when all necessary conditions are met.

20. Restructuring
The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability, and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions, and the consolidation of facilities.
As of March 31, 2023, the Company has identified restructuring actions which will result in additional charges of approximately $1.1 million, primarily in the next 12 months.

Future Estimated Restructuring Expense by Segment (in millions)
Medical	Industrial	Corporate	Total
$0.6	$0.4	$0.1	$1.1

The Company’s restructuring expenses are comprised of the following (in millions):

	Three Months Ended March 31, 2023
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$—	$1.2	$1.2
Other(1)	—	0.2	0.2
Total	$—	$1.4	$1.4

	Three Months Ended March 31, 2022
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$0.9	$1.0
Other(1)	—	1.0	1.0
Total	$0.1	$1.9	$2.0

(1) Includes facilities, inventory write-downs, outside services, legal matters, and IT costs.
The following table summarizes restructuring expenses for each reportable segment (in millions):

	Three Months Ended
	March 31,
	2023	2022
Restructuring expenses:
Medical	$0.3	$1.5
Industrial	0.1	—
Corporate and other	1.0	0.5
Total	$1.4	$2.0
The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets (in millions).

Balance at December 31, 2022	$1.5
Restructuring charges	1.4
Payments	(0.6)
Adjustments	—
Balance at March 31, 2023	$2.3
21. Noncontrolling Interests

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

At the Closing Date, the Company owned 100% of the voting shares (Class A) of IntermediateCo and approximately 96% of the non-voting Class B shares of IntermediateCo. The Company recognized noncontrolling interests for the 8,560,540 shares, representing approximately 4% of the non-voting Class B shares, of IntermediateCo that were not attributable to the Company. After conversions subsequent to the Business Combinations through the end of the current quarter, the Company recognized noncontrolling interests for 7,847,333 shares, representing the 3.5% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company.

As of March 31, 2023, noncontrolling interests of $66.7 million were reflected in the condensed consolidated statements of stockholders’ equity (deficit).

22. Accumulated Other Comprehensive Loss / Income
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	March 31, 2023	December 31, 2022
Cumulative foreign currency translation adjustment, net of tax	$(60.6)	$(71.2)
Unrealized gain (loss) on pension and postretirement benefit plans, net of tax	2.1	2.1
Unrealized loss on net investment hedges, net of tax	(12.2)	(9.9)
Less: cumulative loss attributable to noncontrolling interests	(3.0)	(3.3)
Accumulated other comprehensive (loss) income	$(67.7)	$(75.7)
23. Subsequent Events

On April 3, 2023, the Company closed the sale of the physical medicine assets of Biodex Medical Systems, Inc. (“Biodex”) to Salona Global Medical Device Corporation for $1.0 million in cash at closing and up to an additional $7.0 million in deferred cash payments. The deferred cash payments are contingent on the performance of the business during the 12-month period following closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of Mirion’s financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes of Mirion Technologies, Inc. that are included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and the notes related thereto for the year ended December 31, 2022 that are included in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q as well as Annual Report on Form 10-K. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Mirion” and “the Company” refer to the business and operations of Mirion Technologies TopCo, Ltd. and its consolidated subsidiaries prior to the Business Combination and to Mirion and its consolidated subsidiaries, following the consummation of the Business Combination. Unless the context otherwise requires or unless otherwise specified, all dollar amounts in this section are in millions.
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
•Our revenues were $182.1 million for the three months ended March 31, 2023 and $163.2 million for the three months ended March 31, 2022, of which 36.5% and 36.8% were generated in the Medical segment for the three months ended March 31, 2023 and 2022, respectively, and 63.5% and 63.2% were generated in the Industrial segment for the three months ended March 31, 2023 and 2022, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders, including funded and unfunded government contracts) was $740.8 million and $737.4 million as of March 31, 2023, and December 31, 2022, respectively.
On May 1, 2023, we announced that the Industrial segment has been rebranded as Mirion Technologies.
Key Factors Affecting Our Performance

We believe that our business and results of operations and financial condition may be impacted in the future by various trends and conditions, including the following:
•The Russia-Ukraine Conflict—The Russia-Ukraine conflict has impacted and may continue to impact us, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyberattacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of, or disputes regarding, customer projects.
•Inflation and Interest Rates—The Russia-Ukraine conflict and other geopolitical conflicts, as well as the related international response, have contributed to inflationary pressures which we expect to continue. We actively monitor, evaluate and respond to developments relating to operational challenges in an inflationary environment. Global supply chain disruptions and the higher inflationary environment remain unpredictable and our past results may not be indicative of future performance. In addition, the increase in interest rates, has in turn led to increases in the interest rates applicable to our indebtedness and increased our debt service costs, a trend which we expect to continue if interest rates continue to rise.
•Other Financial Risks—Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in our tax rates (including as a result of changes in tax laws) or income tax liabilities/

assessments, changes in interest rates, recognition of impairment charges for our goodwill or other intangible assets and fluctuations in the cost and availability of commodities.
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
•Strategic Transactions —A large driver of our historical growth has been the acquisition and integration of related businesses. Our ability to integrate, restructure, and leverage synergies of these businesses will impact our operating results over time. We also divest businesses which could also impact our operating results from time to time.
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
•COVID-19—The COVID-19 pandemic affected revenue growth in certain of our businesses, primarily those serving our medical end markets, and it is uncertain how COVID-19 will continue to affect our global operations generally. The impact of COVID-19 on our customers has affected our sales operations in certain ways, including increased customer disputes regarding orders, delayed customer notices to proceed with production, delayed payment from customers and, on rare occasions, customers refusing to pay for their orders entirely. Further, access to customer sites for sales was limited in some cases. The extent and continuing duration of the impacts are dependent in part on customers returning to their offices and economic activity generally.
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
We use the non-GAAP financial measures “EBITA,” “EBITDA,” and “Adjusted EBITDA." "Adjusted EBITDA" is used in the calculation of the First Lien Net Leverage Ratio in the 2021 Credit Agreement described in Note 9 Borrowings. See the “Quarterly Results of Operations” section below for definitions of our non-GAAP financial measures and reconciliation to their most directly comparable GAAP measures. Tax impacts for the non-GAAP financial measures are calculated based on the appropriate tax rate for each individual item presented.
The following table present a reconciliation of certain non-GAAP financial measures for the three months ended March 31, 2023 and for the three months ended March 31, 2022.

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net loss	$(42.9)	$(19.0)
Interest expense, net	14.9	7.9
Income tax (benefit) provision	(1.1)	(4.1)
Amortization	33.6	38.8
EBITA	$4.5	$23.6
Depreciation - Mirion Business Combination step-up	1.6	1.6
Depreciation - all other	6.2	4.6
EBITDA	$12.3	$29.8
Stock-based compensation expense(1)(2)	5.6	7.8
Increase (decrease) in fair value of warrant liabilities	13.4	(19.9)
Debt extinguishment	2.6	—
Foreign currency (gain) loss, net	(0.3)	1.5
Cost of revenues impact from inventory valuation purchase accounting	—	6.3
Non-operating expenses(3)(4)	3.0	9.4
Adjusted EBITDA	$36.6	$34.9
(1)Stock-based compensation expense of $5.6 million for the three months ended March 31, 2023 includes $4.0 million of expense related to the issuance of Profits Interests to certain members of management and the board of directors and $1.6 million of expense related to the issuance of stock, RSU's, and PSU's to employees and directors.
(2)Stock-based compensation expense of $7.8 million for the three months ended March 31, 2022 includes $6.8 million of expense related to the issuance of Profits Interests to certain members of management and the board of directors and $1.0 million of expense related to the issuance of stock, RSU's, and PSU's to employees and directors.
(3)Pre-tax non-operating expenses of $3.0 million for the three months ended March 31, 2023 include $1.4 million of restructuring costs, $0.6 million of fees incurred in connection with a secondary offering made by affiliates of Charterhouse Capital Partners, our former majority stockholder, $0.5 million of costs to achieve information technology system integration and efficiency, $0.2 million in costs to achieve integration and operational synergies, $0.2 million related to the Business Combination and incremental one-time costs associated with becoming a public company, and $0.1 million of mergers and acquisition expenses
(4)Pre-tax non-operating expenses of $9.4 million for the three months ended March 31, 2022 include $3.6 million in costs to achieve integration and operational synergies, $2.8 million related to the Business Combination and incremental one-time costs associated with becoming public, $2.0 million of restructuring costs, and $1.0 million of costs to achieve information technology system integration and efficiency.

	Three Months Ended March 31, 2023
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Income from operations	$0.7	$5.5	$(19.8)	$(13.6)
Amortization	13.9	19.7	—	33.6
Depreciation - core	3.9	2.2	0.1	6.2
Depreciation - Mirion Business Combination step-up	1.2	0.3	0.1	1.6
Stock-based compensation	0.1	0.2	5.3	5.6
Non-operating expenses	0.6	0.6	1.9	3.1
Other Income / Expense	—	—	0.1	0.1
Adjusted EBITDA	$20.4	$28.5	$(12.3)	$36.6

	Three Months Ended March 31, 2022
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Income from operations	$(6.7)	$(2.5)	$(24.4)	$(33.6)
Amortization	17.3	21.5	—	38.8
Depreciation - core	2.6	1.9	0.1	4.6
Depreciation - Mirion Business Combination step-up	1.2	0.4	—	1.6
Cost of revenues impact from inventory valuation purchase accounting	0.9	5.4	—	6.3
Stock based compensation	0.1	0.1	7.6	7.8
Non-operating expenses	3.2	1.1	5.1	9.4
Adjusted EBITDA	$18.6	$27.9	$(11.6)	$34.9
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
Industrial includes products and services for defense, nuclear energy, laboratories and research and other industrial markets. This segment’s principal offerings are:
•Reactor Safety and Control Systems, which includes radiation monitoring systems and reactor instrumentation and control systems that ensure the safe operation of nuclear reactors and other nuclear fuel cycle facilities; and
•Radiological Search, Measurement and Analysis Systems, which includes solutions to locate, measure and perform in-depth scientific analysis of radioactive sources for radiation safety, security, and scientific applications

In August 2022, we completed the acquisition the Critical Infrastructure ("CI") business of Collins Aerospace (renamed as Secure Integrated Solutions "SIS") in our Industrial segment. As such, our business results for the three month period ended March 31, 2023 will differ compared to the same period ended March 31, 2022.
Recent Developments
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia's invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Industrial segment. As of March 31, 2023, the Company has approximately $3 million in net contract assets and accounts receivable and related reserves of approximately $1 million for Russian customers and channel partners and maintains $11.8 million in advance payment guarantees and $14.1 million in performance guarantees in support of these projects.

As of March 31, 2023, we continue to experience delays in recognizing project revenue due to the trade and financial sanctions made to date. The remaining performance obligations in our backlog for Russian related projects was $98.4 million at March 31, 2023. In April 2023, one of our Russian customers made a claim against the Company regarding liquidated damages for certain delays under the terms of an active project. Management views the claim as without merit, however uncertainty exists as to how the resolution of the claim will impact future cash flows and results of operations, including any impact from potential modifications to the underlying contract.
The Company will continue to monitor the social, political, regulatory and economic environment in Ukraine and Russia, and will consider actions as appropriate.
T. Rowe Price Direct Investment and Debt Repayment
T. Rowe Price funds acquired 17,142,857 registered shares of our Class A common stock at $8.75 per share, the closing price of the company’s Class A common stock on the New York Stock Exchange on February 17, 2023. The Company used $127 million of the proceeds to pay down outstanding debt and interest on its 2021 Credit Agreement. The early debt repayment resulted in a $2.6 million write-off of deferred financing costs during the three months ended March 31, 2023.
Supply Chain
The global supply chain continued to be stressed by increased demand, along with pandemic-related and other global events that caused increased disruptions to the Company during the three months ended March 31, 2023. The most notable impacts to the Company were delays in sourcing key devices and components needed for our products, resulting in delays in revenue recognition, and increased costs in materials and freight, most notably costs associated with certain computer chips and semiconductors used in our products. The Company mitigated a portion of these cost impacts with price increases on certain products. While we experienced some improvements in shipping delivery and associated labor availability during the three months ended March 31, 2023, the supply chain disruption continues to be a challenge and a risk of negatively impacting our future operating margins.

Interest Rates
In connection with the Business Combination, certain of our subsidiaries of the Company entered into the 2021 Credit Agreement to refinance and replace the credit agreement from March 2019. The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $90.0 million senior secured revolving facility (collectively, the “Credit Facilities”). The term loan has a seven-year term (expiring October 2028), bears interest at the greater of Adjusted London Interbank Offered Rate ("LIBOR") or 0.50%, plus 2.75% and has quarterly principal repayments of 0.25% of the original principal balance. LIBOR has been increasing during the year ended December 31, 2022 and quarter ended March 31, 2023 as central banks, specifically the Federal Reserve, have been steadily raising their interest rates to reduce inflation. As a result, the interest rate for the term loan was 7.48% and 3.25% as of March 31, 2023 and March 31, 2022, respectively. If the Federal Reserve and other central banks continue to raise the interest rates, the interest rate for the term loan will continue to increase. We will continue to monitor the interest rate, and will consider actions as appropriate.
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

Results of Operations
For the Three Months Ended March 31, 2023 and the Three Months Ended March 31, 2022

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Three Months Ended
	March 31,
(In millions)	2023	2022
Revenues	$182.1	$163.2
Cost of revenues	103.0	98.8
Gross profit	79.1	64.4
Selling, general and administrative expenses	85.1	90.9
Research and development	7.6	7.1
Loss from operations	(13.6)	(33.6)
Interest expense, net	14.9	7.9
Loss on debt extinguishment	2.6	—
Foreign currency (gain) loss, net	(0.3)	1.5
Increase (decrease) in fair value of warrant liabilities	13.4	(19.9)
Other income, net	(0.2)	—
Loss before benefit from income taxes	(44.0)	(23.1)
(Benefit from) provision for income taxes	(1.1)	(4.1)
Net loss	(42.9)	(19.0)
Loss attributable to noncontrolling interests	(1.0)	(1.3)
Net loss attributable to stockholders	$(41.9)	$(17.7)
Overview
Revenues were $182.1 million for the three months ended March 31, 2023 and $163.2 million for the three months ended March 31, 2022. Our Medical segment contributed $66.4 million and $60.1 million of revenues for the three months ended March 31, 2023 and 2022, respectively. Our Industrial segment contributed $115.7 million and $103.1 million of revenues for the three months ended March 31, 2023 and 2022, respectively. Gross profit was $79.1 million and $64.4 million for the three months ended March 31, 2023 and 2022, respectively, resulting in a $14.7 million increase from the three months ended March 31, 2022.
Net loss was 42.9 million and $19.0 million for the three months ended March 31, 2023 and 2022, respectively. Our Medical segment contributed $0.7 million and $(6.7) million income (loss) from operations for the three months ended March 31, 2023 and 2022, respectively. Our Industrial segment was responsible for a $5.5 million and $(2.5) million income (loss) from operations for the three months ended March 31, 2023 and 2022, respectively. The overall increase in net loss is primarily driven by a $33.3 million fluctuation from the change in fair value of warrant liabilities year over year, $7.0 million higher interest expenses, and a $2.6 million loss on debt extinguishment in the current quarter. Offsetting these increases in net loss were increased segment gross profits and lower selling, general and administrative costs from both stock-based compensation expense and costs incurred in prior year with becoming a public company.
Revenues
Revenues were $182.1 million for the three months ended March 31, 2023 and $163.2 million for the three months ended March 31, 2022. Revenues increased $18.9 million from the three months ended March 31, 2022.
Medical segment revenues increased $6.3 million for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 primarily due to price increases and organic volume growth. Offsetting the increase in

Medical segment revenues period over period was the negative impact from foreign currency exchange and unfavorable product mix.
Industrial segment revenues increased $12.6 million for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 primarily due to price increases, organic volume growth, and acquisitions made in 2022 (SIS), offset by negative foreign currency impact.
Cost of revenues
Cost of revenues was $103.0 million for the three months ended March 31, 2023 and $98.8 million for the three months ended March 31, 2022. Cost of revenues increased $4.2 million for the three months ended March 31, 2023 as compared with the three months ended March 31, 2022.
Cost of revenues related to the Medical segment increased $1.7 million period over period due to an increase in materials in conjunction with the increase in revenues over the same period, including impacts from unfavorable product mix. Cost of revenues related to the Industrial segment increased $2.4 million period over period mainly due to the product mix impact of the SIS acquisition and increased prices for manufacturing supplies and materials, offset by the foreign currency impact.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $85.1 million for the three months ended March 31, 2023 and $90.9 million for the three months ended March 31, 2022, resulting in a decrease of $5.8 million.
Our Medical segment incurred lower SG&A expenses of $3.1 million for the three months ended March 31, 2023 compared with the three months ended March 31, 2022. The decrease was primarily driven by expenses incurred in 2022 related to restructuring and other cost optimization initiatives, offset by a slight increase in sales and marketing expense in the current year.
Our Industrial segment incurred higher SG&A expenses of $1.9 million for the three months ended March 31, 2023. The increase was primarily driven by the impact of the SIS acquisition and increased bad debt reserves for a Russia channel partner.

Corporate SG&A expenses were $19.2 million for the three months ended March 31, 2023 and $23.8 million for the three months ended March 31, 2022. The decrease in SG&A expenses of $4.6 million was driven by a decrease in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 14, Stock-Based Compensation to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and the decrease in public company expenses, offset by an increase in secondary offerings fees incurred on behalf of our former private equity owner Charterhouse (see Note 15, Related Parties).
Research and development
Research and development (“R&D”) expenses were $7.6 million for the three months ended March 31, 2023 and $7.1 million for the three months ended March 31, 2022, resulting in an increase of $0.5 million period over period. The increase in R&D expense was primarily a result of SIS acquisition in the Industrial segment.
(Loss) income from operations
Loss from operations was $13.6 million for the three months ended March 31, 2023 compared with $33.6 million for the three months ended March 31, 2022. On a segment basis, income (loss) from operations in the Medical segment for the three months ended March 31, 2023 and 2022 was $0.7 million and $(6.7) million, respectively, representing an increase of $7.4 million period over period. Income (loss) from operations in the Industrial segment for the three months ended March 31, 2023 and three months ended March 31, 2022 was $5.5 million and $(2.5) million, respectively, representing an increase of $8.0 million period over period. Corporate expenses were $19.8 million and $24.4 million for the three months ended March 31, 2023 and 2022, respectively, representing a decrease in income from operations of $4.6 million as discussed in the "Selling, general and administrative expenses" above. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $14.9 million for the three months ended March 31, 2023 and $7.9 million for the three months ended March 31, 2022. $7.0 million is an increase in interest due to higher interest rates associated with the 2021 Credit

Agreement during the three months ended March 31, 2023 compared to the interest rates during the three months ended March 31, 2022. For more information, see Note 9, Borrowings, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency (gain) loss, net
We recorded an income of $0.3 million for the three months ended March 31, 2023 and a $1.5 million loss for the three months ended March 31, 2022 from foreign currency exchange. The change in net foreign currency (gain) loss is due to appreciation in European local currencies in relation to the U.S. dollar.
Change in fair value of warrant liabilities
We recognized an unrealized loss of $33.3 million resulting from an increase in the fair value of the Public Warrant and Private Placement Warrant liabilities during the three months ended March 31, 2023. See Note 17, Fair Value Measurements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
Our effective income tax rate was 2.5% and 17.7% for the three months ended March 31, 2023 and the three months ended March 31, 2022, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the impact of valuation allowances in the current period.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the three months ended March 31, 2023 and 2022. Beginning January 1, 2023, the Company began measuring segment performance to include the impact of expenses identified as non-operating. Previously, these expenses would have been included with Corporate and other. Segment loss from operations for the three months ended March 31, 2022 has been recast accordingly.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 16, Segment Information, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Medical

	Unaudited
	Three Months Ended
	March 31,
(In millions)	2023	2022
Revenues	$66.4	$60.1
Income (loss) from operations	$0.7	$(6.7)
Income (loss) from operations as a % of revenues	1.1%	(11.1)%

Medical segment revenues were $66.4 million for the three months ended March 31, 2023 and $60.1 million for the three months ended March 31, 2022, which is an increase of $6.3 million. Revenues increased primarily due to an increased revenue of $7.3 million due to price increases and organic growth. Offsetting the increase in Medical segment revenues period over period was a negative foreign currency exchange impact by approximately $0.3 million and negative margin mix impact with $0.8 million.
Income (loss) from operations was $0.7 million and $(6.7) million for the three months ended March 31, 2023 and 2022, respectively, representing an increase in income from operations of $7.4 million. The increase in income from operations period over period was largely due to increased revenues discussed above and a $2.6 million reduction of expenses for restructuring and cost optimization initiatives incurred in 2022. Offsetting the increases was the increased sales and marketing cost of $0.7 million.

Industrial

	Unaudited
	Three Months Ended
	March 31,
(In millions)	2023	2022
Revenues	$115.7	$103.1
Income (loss) from operations	$5.5	$(2.5)
Income (loss) from operations as a % of revenues	4.8%	(2.4)%
Industrial segment revenues were $115.7 million for three months ended March 31, 2023 and $103.1 million for the three months ended March 31, 2022, representing an increase of $12.6 million. The increase is primarily driven by $3.5 million in volume increases, $2.8 million from price increases and $9.3 million from the acquisition of SIS, offset by foreign exchange rate fluctuations of $3.9 million .
Income from operations was $5.5 million for the three months ended March 31, 2023 and loss from operations was $2.5 million for the three months ended March 31, 2022. Income from operations increased $8.0 million period over period driven primarily due to increased revenues discussed above, offset by costs increases related to SIS acquisition and increased bad debt reserves of $0.5 million for a Russia channel partner.
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

Corporate and other costs were $19.8 million for the three months ended March 31, 2023 and $24.4 million for the three months ended March 31, 2022, which represents a decrease of $4.6 million. The decrease versus the comparable period was predominantly driven by a decrease in stock-based compensation expense of $2.2 million (see Note 14, Stock-Based Compensation to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), a $2.6 million decrease in professional services mostly due to the prior year costs associated with becoming a public company, offset by a $0.6 million increase in secondary offerings fees incurred on behalf of Charterhouse. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 16, Segment Information to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Quarterly Results of Operations
The following table sets forth selected unaudited quarterly financial data for the current Successor quarter, our last seven completed fiscal quarters (Predecessor) and for the transition periods from July 1, 2021 through October 19, 2021 (Predecessor Stub Period) and from October 20, 2021 through December 31, 2021 (Successor). The information for each of these periods reflects all adjustments that are of a normal, recurring nature and that we consider necessary for a fair presentation of our operating results for such periods. The results of operations presented should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this document and are not necessarily indicative of our operating results for any future period. Revenues for certain quarters/periods are impacted by the capital spending patterns of government customers, which are influenced by budgetary considerations and driven by timing of fiscal year-ends. Further, as a result of the Business Combination on October 20, 2021, Mirion’s financial statement presentation distinguishes Mirion TopCo as the “Predecessor” for periods prior to the closing of the Business Combination and Mirion Technologies, Inc. as the “Successor” for periods after the closing of the Business Combination. As a result of the application of the acquisition method of accounting in the Successor Period, the financial statements for the Successor Period are presented on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor Period that are not presented on the same full step-up basis due to the Business Combination.

	Successor						Predecessor
(In millions)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	October 19, 2021	September 30, 2021	June 30, 2021
Net loss	$(42.9)	$(159.7)	$(50.4)	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(54.0)
EBITA(1)(2)	$4.5	$(114.6)	$(7.1)	$(20.8)	$23.6	$8.4	$(38.8)	$8.5	$22.7
EBITDA(1)(2)	$12.3	$106.8	$0.3	$(13.5)	$29.8	$13.7	$(32.6)	$13.6	$29.5
Adjusted EBITDA(1)(2)	$36.6	$56.4	$30.8	$42.6	$34.9	$44.5	$31.2	$30.9	$49.9
(1)EBITA is a non-GAAP measure defined as U.S. GAAP net income (loss) before net interest expenses (including loss on debt extinguishment), income tax (benefit) provision, and amortization. EBITDA is a non-GAAP measure defined as U.S. GAAP net income (loss) before net interest expense (including loss on debt extinguishment), income tax (benefit) provision, and depreciation (including finance lease amortization) and amortization. EBITA and EBITDA are not terms defined under U.S. GAAP and do not purport to be alternatives to net income as measures of operating performance or to cash flows from operating activities as measures of liquidity. Additionally, EBITA and EBITDA are not intended to be measures of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.
Adjusted EBITDA is a non-GAAP measure defined as EBITDA excluding the items described our non-GAAP table above. Adjusted EBITDA is used by management as a measure of operating performance. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about our results of operations that management utilizes on an ongoing basis to assess our core operating performance.
EBITA, EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. You should not consider our EBITA, EBITDA and Adjusted EBITDA as alternatives to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP.

(2)The following table reconciles EBITA, EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net loss:

	Successor						Predecessor
(In millions)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021	June 30, 2021
Net loss	$(42.9)	$(159.7)	$(50.4)	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)	$(54.0)
Interest expense, net	14.9	12.5	13.1	8.4	7.9	6.2	52.8	43.8	43.7
Income tax (benefit) provision	(1.1)	(1.7)	(5.0)	(7.4)	(4.1)	(6.8)	(5.6)	(4.7)	14.4
Amortization	33.6	34.3	35.2	37.5	38.8	32.0	19.7	16.1	18.5
EBITA	$4.5	$(114.6)	$(7.1)	$(20.8)	$23.6	$8.4	$(38.8)	$8.5	$22.6
Depreciation	7.8	7.8	7.4	7.3	6.2	5.3	6.2	5.1	6.9
EBITDA	$12.3	$(106.8)	$0.3	$(13.5)	$29.8	$13.7	$(32.6)	$13.6	$29.5
Stock/share-based compensation expense	5.6	7.0	8.5	8.5	7.8	5.3	9.3	—	—
Increase (decrease) in fair value of warrant liabilities	13.4	(10.1)	12.0	(19.6)	(19.9)	(1.2)	—	—	—
Goodwill impairment	—	156.6	—	55.2	—	—	—	—	—
Other impairments	—	4.5	—	—	—	—	—	—	—
Debt extinguishment	2.6	—	—	—	—	—	15.9	—	—
Foreign currency loss (gain), net	(0.3)	(3.0)	3.1	3.3	1.5	1.6	(0.6)	(1.4)	1.1
Revenue reduction from purchase accounting	—	—	—	—	—	2.3	4.5	3.7	3.7
Cost of revenues impact from inventory valuation purchase accounting	—	—	—	—	6.3	15.8	—	—	—
Non-operating expenses	3.0	8.2	6.9	8.7	9.4	7.0	34.7	15.0	15.6
Adjusted EBITDA	$36.6	$56.4	$30.8	$42.6	$34.9	$44.5	$31.2	$30.9	$49.9
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

At March 31, 2023 and December 31, 2022 we had $88.3 million and $73.5 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $48.8 million and $66.4 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $90.0 million of revolving borrowings.
There is a discussion in Note 9, Borrowings, of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q of the long-term debt arrangements issued by Mirion. For more information on our lease commitments, See Note 10, Leased Assets, of the condensed consolidated financial statements and for other commitments and contingencies, see Note 11, Commitments and Contingencies of the condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.
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
The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on LIBOR (with customary fallback provisions described below) for borrowings in U.S. dollars, a floating rate formula based on EURIBOR for borrowings in Euro or a floating rate formula based on SONIA for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing. The 2021 Credit Agreement includes fallback language that seeks to either facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based on the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon triggering events. The interest rate for the term loan under the 2021 Credit Agreement was 7.48% and 3.25% as of March 31, 2023 and March 31, 2022, respectively
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion Technologies (HoldingSub2), Ltd. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised.

Cash flows
Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Unaudited
	Three Months Ended
	March 31,
(In millions)	2023	2022
Net cash (used in) provided by operating activities	$(2.7)	$11.4
Net cash used in investing activities	$(7.5)	$(7.9)
Net cash provided by (used in) financing activities	$24.6	$(0.6)
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $2.7 million for the three months ended March 31, 2023, and net cash provided by operating activities was $11.4 million for the three months ended March 31, 2022, representing a decrease of $14.1 million.
The decrease is partially due to our net loss, adjusted for non-cash items, declining by $10.7 million. Net loss decreased by $23.8 million. Non-cash add-backs to net income included a decrease in deferred income taxes by $3.3 million, and a decline in the fair value of warrant liabilities by $33.3 million, partially offset by an increase in depreciation and amortization by $3.6 million. Cash from working capital decreased by $24.7 million period over period. Within working capital, changes in inventories increased by $13.0 million as the Company prepares for our 2023 planned increased volume, changes in accrued expenses and other current liabilities decreased by $7.6 million primarily due to the payment of our 2022 bonus plan compensation, and changes in costs in excess of billings increased by $3.4 million due to timing of project milestones, primarily in Europe.
Net Cash Used in Investing Activities 7
Net cash used in investing activities was $7.5 million for the three months ended March 31, 2023 and $7.9 million for the three months ended March 31, 2022. The difference is driven primarily by a $1.2 million decrease in purchases of property, plant, equipment and badges during the three months ended March 31, 2023. Additionally, cash provided from the sale of property, plant and equipment decreased $0.8 million for the three months ended March 31, 2023.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $24.6 million during the three months ended March 31, 2023, and net cash used in financing activities was $0.6 million during the three months ended March 31, 2023. The increase of $25.2 million primarily relates to an $150.0 million cash increase from the proceeds from the issuance of common stock in the T. Rowe Price direct equity investment, a $125.0 million decrease from a term loan repayment and $0.2 million of costs associated with the issuance of common stock.
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
During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the periods ended March 31, 2023 and December 31, 2022.
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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, because of material weaknesses in internal control over financial reporting described below.

Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (U.S. GAAP)

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified a material weakness due to the aggregation of deficiencies in certain general information technology controls (GITCs), at our division in France, related to program change-management and user access in information technology (IT) systems that support the Company’s financial reporting processes. Some of our business process controls (automated and manual) are dependent on the information and data produced by the systems affected by the deficiencies in GITCs and these business process controls were deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were the result of a lack of training for our IT personnel on the importance of GITCs, and in particular the importance of controls over program change-management and user access.

The material weakness did not result in any identified misstatements to the financial statements as of and for the quarter ended March 31, 2023. However, the material weakness created a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting.

Remediation Plan

Management is implementing a number of actions, as described below, to remediate the material weakness described in this Item 4. Company management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively. We are making progress on remediation actions, focused on our division in France, including:

• Educating IT control owners concerning the importance of GITCs, with a focus on those related to program change management and user access,
• Developing enhanced controls and reviews related to program changes in IT systems and access to IT systems,
• Adding additional manual business process controls to monitor information and data produced by the system to help mitigate the risks associated with ineffective GITCs.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

We have undertaken strategic remediation actions, as discussed above, to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended March 31, 2023 but have not materially affected our internal control over financial reporting

There were no other changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the ordinary course of business. For information regarding legal proceedings and other claims in which we are involved, see “Note 11, Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The disposition of any such currently pending or threatened matters is not expected to have a material effect on our business, results of operations or financial condition. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our business, results of operations and financial condition could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as further updated and supplemented below, which could materially affect our business, results of operations, and financial condition. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.

The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition

We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. Russia’s invasion of Ukraine, the ensuing build-up of Russian sanctions and other impacts on this region have impacted the global economic environment and currencies resulting in fluctuating demand for our products and services, delays or cancellations of customer projects and difficulties in supplying and sourcing products from this and other geographic regions. In addition, it has become more difficult for certain of our customers and business partners to satisfy their obligations to us as a result of the conflict and we may experience further impacts as the conflict continues. In May 2022, one of the Company's customers announced that it had terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland, which termination had an impact on our goodwill and our backlog. The same entity attempted unsuccessfully to call on a demand guarantee securing an advance payment for another contract in March 2023, and subsequently demanded the return of advance payments and claimed approximately $18 million for penalties for project delays in April 2023 (see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Russia and Ukraine ). While we view the claim as without merit, the contract is governed by Russian law and there is uncertainty as to how its resolution will impact our business, results of operations and financial condition. In addition, we have experienced and may continue to experience delays in revenue recognition, order booking and contract payments due to export controls and other sanctions instituted to date. In addition, while no return of advanced payment refunds have been made, other customers could seek to recover previous payments made to us depending on future developments. The Russian-Ukraine conflict may also escalate or expand in scope, thereby exacerbating its impact. A number of nuclear power plants are being constructed, and/or are being operated, by or with the participation of Russian state-owned enterprises. As the situation evolves, there is a risk that those Russian state-owned enterprises could be sanctioned by the United States Government and/or the European Union. The broader consequences of this conflict cannot be predicted, nor can we predict the conflict's ultimate impact on the global economy or our business, results of operations, and financial condition. We also are continuing to sell medical equipment and related products into Russia in compliance with applicable export control regulations, for medical/humanitarian applications, however we may be subject to criticism for continuing to sell products to Russia which may damage our reputation, the consequences of which are difficult to predict. In addition, we could be prevented from selling our products or required to cease work on certain customer projects if additional sanctions related to the Russia-Ukraine conflict are imposed or due to changes in applicable export control regulations. The Russia-Ukraine conflict has heightened other risks disclosed herein, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyber-attacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects, each of which could materially adversely affect our business, results of operations, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.
ITEM 6. EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
3.2*	Amended and Restated Bylaws.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” or purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	May 3, 2023

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	May 3, 2023

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	May 3, 2023