Form 10-Q
period 2023-06-30
Mirion Technologies, Inc.
filed 2023-08-03
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 27, 2023, there were 217,943,309 shares of Class A common stock, $0.0001 par value per share, and 7,847,333 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, macroeconomic trends, and our competitive positioning are forward-looking statements. This includes, without limitation, statements regarding our expected or future capitalization and capital structure, indebtedness, market share and products sales, market opportunities, manufacturing capabilities and facilities, sales channels and strategies, goodwill impairment, backlog, our supply chain challenges, the Russia-Ukraine conflict, relations between the United States and China, foreign exchange, interest rate and inflation trends, any merger, acquisition,divestiture or investment activity, including integration of previously completed mergers and acquisitions, or other strategic transactions and investments, legal claims, litigation, arbitration or similar proceedings, including with respect to customer disputes, and the future or expected impact on us of any epidemic, pandemic or other crises. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

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
•risks related to the uncertainty of legal claims, litigation, arbitration and similar proceedings;
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
•the effects of health epidemics, pandemics or similar outbreaks may have on our business, results of operations or financial condition; and
•other risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q, including those under the heading “Risk Factors,” and other documents filed or to be filed with the U.S. Securities and Exchange Commission ("SEC") by us.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$87.4	$73.5
Restricted cash	0.6	0.5
Accounts receivable, net of allowance for doubtful accounts	139.1	171.2
Costs in excess of billings on uncompleted contracts	81.7	50.0
Inventories	161.8	143.3
Prepaid expenses and other current assets	32.5	33.6
Assets held for sale	—	8.5
Total current assets	503.1	480.6
Property, plant, and equipment, net	128.3	124.3
Operating lease right-of-use assets	37.1	40.1
Goodwill	1,425.2	1,418.0
Intangible assets, net	586.7	650.4
Restricted cash	1.1	1.0
Other assets	14.8	24.3
Total assets	$2,696.3	$2,738.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61.0	$67.7
Deferred contract revenue	74.1	83.0
Notes payable to third-parties, current	5.7	5.3
Operating lease liability, current	7.4	8.5
Accrued expenses and other current liabilities	76.3	79.8
Total current liabilities	224.5	244.3
Notes payable to third-parties, non-current	677.8	801.5
Warrant liabilities	49.6	30.5
Operating lease liability, non-current	30.3	34.3
Deferred income taxes, non-current	97.6	116.3
Other liabilities	52.0	44.6
Total liabilities	1,131.8	1,271.5
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 217,933,337 shares issued and outstanding at June 30, 2023; 200,298,834 shares issued and outstanding at December 31, 2022	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 7,847,333 issued and outstanding at June 30, 2023 and 8,040,540 issued and outstanding at December 31, 2022	—	—
Treasury stock, at cost; 87,647 shares at June 30, 2023 and 0 shares at December 31, 2022	(0.7)	—
Additional paid-in capital	2,045.6	1,882.4
Accumulated deficit	(478.1)	(408.5)
Accumulated other comprehensive loss	(68.3)	(75.7)
Mirion Technologies, Inc. stockholders’ equity	1,498.5	1,398.2
Noncontrolling interests	66.0	69.0
Total stockholders’ equity	1,564.5	1,467.2
Total liabilities and stockholders’ equity	$2,696.3	$2,738.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues:
Product	$146.6	$130.3	$279.0	$247.2
Service	50.6	45.5	100.3	91.8
Total revenues	197.2	175.8	379.3	339.0
Cost of revenues:
Product	81.8	73.6	158.6	148.4
Service	27.4	23.2	53.6	47.2
Total cost of revenues	109.2	96.8	212.2	195.6
Gross profit	88.0	79.0	167.1	143.4
Operating expenses:
Selling, general and administrative	84.0	91.0	169.1	181.9
Research and development	8.4	7.4	16.0	14.5
Goodwill impairment	—	55.2	—	55.2
Loss on disposal of business	6.2	—	6.2	—
Total operating expenses	98.6	153.6	191.3	251.6
Loss from operations	(10.6)	(74.6)	(24.2)	(108.2)
Other expense (income):
Third party interest expense	13.6	8.4	28.5	16.3
Loss on debt extinguishment	—	—	2.6	—
Foreign currency (gain) loss, net	(0.2)	3.3	(0.5)	4.8
Increase (decrease) in fair value of warrant liabilities	5.7	(19.6)	19.1	(39.5)
Other expense (income), net	(0.1)	—	(0.3)	—
Loss before income taxes	(29.6)	(66.7)	(73.6)	(89.8)
Benefit from income taxes	(1.2)	(7.4)	(2.3)	(11.5)
Net loss	(28.4)	(59.3)	(71.3)	(78.3)
Loss attributable to noncontrolling interests	(0.7)	(0.7)	(1.7)	(2.0)
Net loss attributable to Mirion Technologies, Inc.	$(27.7)	$(58.6)	$(69.6)	$(76.3)

Net loss per common share attributable to Mirion Technologies, Inc. — basic and diluted	$(0.14)	$(0.32)	$(0.36)	$(0.42)
Weighted average common shares outstanding — basic and diluted	199.181	180.992	193.439	180.884
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In millions)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net loss	$(28.4)	$(59.3)	$(71.3)	$(78.3)
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax	0.6	(45.7)	11.2	(61.4)
Unrecognized actuarial gain and prior service benefit, net of tax	—	0.1	—	0.1
Net loss on derivatives, net of tax	(1.2)	—	(3.4)	—
Other comprehensive (loss) income, net of tax	(0.6)	(45.6)	7.8	(61.3)
Comprehensive loss	(29.0)	(104.9)	(63.5)	(139.6)
Less: Comprehensive loss attributable to noncontrolling interest	(0.8)	(2.5)	(1.4)	(5.3)
Comprehensive loss attributable to Mirion Technologies, Inc.	$(28.2)	$(102.4)	$(62.1)	$(134.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance December 31, 2021	199,523,292	$—	8,560,540	$—	$1,845.5	$(131.6)	$(20.7)	$90.8	$1,784.0
Stock-based compensation expense	—	—	—	—	7.8	—	—	—	7.8
Warrant redemptions	100	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	—	—	—	—	0.1	—	—	—	0.1
Net loss	—	—	—	—	—	(17.7)	—	(1.3)	(19.0)
Other comprehensive loss	—	—	—	—	—	—	(14.2)	(1.5)	(15.7)
Balance March 31, 2022	199,523,392	—	8,560,540	—	$1,853.4	$(149.3)	$(34.9)	$88.0	$1,757.2
Stock-based compensation expense	—	—	—	—	8.4	—	—	—	8.4
Stock issued for vested restricted stock units	21,414	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	9,840	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	500,000	—	(500,000)	—	4.9	—	—	(4.9)	—
Purchase accounting adjustments to fair value of noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Net loss	—	—	—	—	—	(58.6)	—	(0.7)	(59.3)
Other comprehensive loss	—	—	—	—	—	—	(43.8)	(1.8)	(45.6)
Balance June 30, 2022	200,054,646	$—	8,060,540	$—	$1,866.8	$(207.9)	$(78.7)	$78.7	$1,658.9

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022	200,298,834	$—	8,040,540	$—	—	$—	$1,882.4	$(408.5)	$(75.7)	$69.0	$1,467.2
Warrant redemptions	100	—	—	—	—	—	—	—	—	—	—
Stock issued for vested restricted stock units	40,764	—	—	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	12,090	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	193,207	—	(193,207)	—	—	—	1.6	—	—	(1.6)	—
Issuance of shares of class A common stock, net of offering costs	17,142,857	—	—	—	—	—	149.8	—	—	—	149.8
Stock-based compensation expense	—	—	—	—	—	—	5.5	—	—	—	5.5
Net loss	—	—	—	—	—	—	—	(41.9)	—	(1.0)	(42.9)
Other comprehensive income	—	—	—	—	—	—	—	—	8.0	0.3	8.3
Balance March 31, 2023	217,687,852	—	7,847,333	—	—	—	2,039.4	(450.4)	(67.7)	66.7	1,588.0
Stock issued for vested restricted stock units	323,350	—	—	—	—	—	—	—	—	—	—
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(87,647)	—	—	—	87,647	(0.7)	—	—	—	—	(0.7)
Stock compensation to directors in lieu of cash compensation	9,782	—	—	—	—	—	0.1	—	—	—	0.1
Stock-based compensation expense	—	—	—	—	—	—	6.1	—	—	—	6.1
Net loss	—	—	—	—	—	—	—	(27.7)	—	(0.7)	(28.4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Balance June 30, 2023	217,933,337	$—	7,847,333	$—	87,647	$(0.7)	$2,045.6	$(478.1)	$(68.3)	$66.0	$1,564.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
OPERATING ACTIVITIES:
Net loss	$(71.3)	$(78.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	82.2	89.8
Stock-based compensation expense	11.5	16.4
Amortization of debt issuance costs	4.2	2.3
Provision for doubtful accounts	1.4	—
Inventory obsolescence write down	1.4	0.5
Change in deferred income taxes	(18.4)	(21.8)
Loss (gain) on disposal of property, plant and equipment	0.2	(0.4)
(Gain) loss on foreign currency transactions	(0.5)	4.8
Increase (decrease) in fair values of warrant liabilities	19.1	(39.5)
Amortization of inventory step-up	—	6.3
Goodwill impairment	—	55.2
Loss on disposal of business	6.2	—
Other	(0.6)	0.1
Changes in operating assets and liabilities:
Accounts receivable	29.3	25.5
Costs in excess of billings on uncompleted contracts	(21.0)	(16.9)
Inventories	(18.1)	(18.3)
Prepaid expenses and other current assets	(0.1)	—
Accounts payable	(6.2)	0.3
Accrued expenses and other current liabilities	(5.4)	1.5
Deferred contract revenue and liabilities	(7.8)	(3.3)
Other assets	—	0.1
Other liabilities	(1.7)	3.7
Net cash provided by operating activities	4.4	28.0
Proceeds from sale of business	1.0	—
Purchases of property, plant, and equipment and badges	(15.8)	(15.3)
Proceeds from net investment hedge derivative contracts	1.9	—
Sales of property, plant, and equipment	—	0.8
Net cash used in investing activities	(12.9)	(14.5)
FINANCING ACTIVITIES:
Issuances of common stock	150.0	—
Common stock issuance costs	(0.2)	—
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(0.4)	—
Principal repayments	(127.3)	(2.1)
Other financing	(0.3)	(0.3)
Net cash provided by (used in) financing activities	21.8	(2.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.8	(4.4)
Net increase in cash, cash equivalents, and restricted cash	14.1	6.7
Cash, cash equivalents, and restricted cash at beginning of period	75.0	85.3
Cash, cash equivalents, and restricted cash at end of period	$89.1	$92.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Mirion Technologies, Inc. (“Mirion,” the “Company," "we," "our," or "us" and formerly GS Acquisition Holdings Corp II ("GSAH")) is a global provider of radiation detection, measurement, analysis, and monitoring products and services to the medical, nuclear, and defense end markets. We provide products and services through our two operating and reportable segments; (i) Medical and (ii) Technologies. The Medical segment provides radiation oncology quality assurance, delivering patient safety solutions for diagnostic imaging and radiation therapy centers around the world, dosimetry solutions for monitoring the total amount of radiation medical staff members are exposed to over time, radiation therapy quality assurance solutions for calibrating and verifying imaging and treatment accuracy, and radionuclide therapy products for nuclear medicine applications such as shielding, product handling, medical imaging furniture, and rehabilitation products. The Technologies segment provides robust, field ready personal radiation detection and identification equipment for defense applications and radiation detection and analysis tools for power plants, labs, and research applications. Nuclear power plant product offerings are used for the full nuclear power plant lifecycle including core detectors and essential measurement devices for new build, maintenance, decontamination and decommission equipment for monitoring and control during fuel dismantling and remote environmental monitoring.

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

Segments

The Company manages its operations through two operating and reportable segments: Medical and Technologies (formerly known as Industrial). These segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 16, Segment Information, for further detail.
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
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies described in Note 1 to the audited Consolidated Financial Statements on Form 10-K for the period ended December 31, 2022.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $7.7 million and $7.4 million as of June 30, 2023 and December 31, 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.
The components of prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2023	December 31, 2022
Prepaid insurance	$1.5	$3.2
Prepaid vendor deposits	6.0	5.1
Prepaid software licenses	2.6	3.2
Short-term marketable securities	5.0	4.3
Income tax receivable and prepaid income taxes	1.4	2.8
Other tax receivables	1.3	1.6
Other current assets	14.7	13.4
	$32.5	$33.6
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $2.5 million at June 30, 2023 and December 31, 2022, respectively, and were included in deferred income taxes and other liabilities on the Condensed Consolidated Balance Sheets. Accretion expense related to these liabilities was not material for any periods presented.
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
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of June 30, 2023 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $742.6 million and $737.4 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the Company expects to recognize approximately 37%, 32%, 13%, and 7% of the remaining performance obligations as revenue during the fiscal years 2023, 2024, 2025 and 2026, respectively, and the remainder thereafter.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 16, Segment Information.
Warrant Liability

As of June 30, 2023, the Company had outstanding warrants to purchase up to 27,249,779 shares of Class A common stock. The Company accounts for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s Condensed Consolidated Statements of Operations. The fair value of the warrants (the "Public Warrants") issued in connection with GSAH's initial public offering has been measured based on the listed market price of such Public Warrants. As the transfer of certain warrants issued in a private placement (the "Private Placement Warrants") to GS Sponsor II LLC, the sponsor of GSAH (the "Sponsor"), to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 17, Fair Value Measurements.
Treasury Stock
We account for treasury stock under the cost method pursuant to the provisions of ASC 505-30, Treasury Stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account, treasury stock. The equity accounts that were originally credited for the original share issuance, Common Stock and additional paid-in capital, remain intact.
If the treasury shares are ever reissued in the future at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Condensed Consolidated Balance Sheets. If treasury stock is reissued in the future, a cost flow assumption (e.g., FIFO, LIFO or specific identification) will be adopted to compute excesses and deficiencies upon subsequent share reissuance.

Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts.
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of June 30, 2023 and December 31, 2022, no customer accounted for more than 10% of the accounts receivable balance.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients in ASC 848.
The Company adopted ASC 848 on June 23, 2023 upon entry into Amendment No. 2 to the Company’s Credit Agreement to transition to SOFR, as further discussed in Note 9, Borrowings. The adoption of this standard did not have an impact on the condensed consolidated financial statements and related disclosures as the optional expedients under ASC 848 have allowed the Company to account for contract modifications as continuations of the existing contracts without further reassessments or remeasurements. Outstanding derivatives (see Note 18, Derivatives and Hedging) at the time of adoption were not impacted by the transition to SOFR.
2. Business Combinations and Acquisitions

The Company continually evaluates potential acquisitions that strategically fit with the Company’s existing portfolio. As a result, on August 1, 2022, the Company acquired the Critical Infrastructure ("CI") business of Collins Aerospace (renamed as Secure Integrated Solutions "SIS") via an Asset Purchase Agreement. The Company paid cash of $6.6 million, but due to net working capital (NWC) settlements to be settled in the future, the GAAP consideration was $5.9 million. The SIS business joined our Technologies segment and specializes in delivering physical and cyber security systems to critical infrastructure based on a command-and-control platform that includes video surveillance, access control, intrusion detection, credential/training management, biometrics, and video analytics. The Company used carrying values as of the closing date of the CI Acquisition to value certain current and non-current assets and liabilities, as we determined that they represented the fair value of those items at such date.

All identifiable intangible assets acquired in the CI Acquisition were assigned to developed technology for accounting purposes.

Transaction costs related to the CI Acquisition were not material for the six months ended June 30, 2023.
Measurement period adjustments to the previously disclosed preliminary fair value of net assets related to the CI Acquisition were recorded in 2023, resulting in a $0.9 million net increase in goodwill and corresponding $0.9 million net increase in Other Accrued Liabilities for the three months ended March 31, 2023. There were no measurement period adjustments made in the three months ended June 30, 2023.
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
3. Disposal of a Business
In the fourth quarter of 2022, the Biodex Rehabilitation ("Rehab") business was deemed as held for sale. On April 3, 2023, the Company closed the sale of Rehab to Salona Global Medical Device Corporation ("Salona") for $1.0 million in cash at closing and an additional $7.0 million in deferred cash payments through January 1, 2024. Subsequent to the closing and during the three months ended June 30, 2023, significant negative events occurred which may impact the Company's ability to collect the remaining $7.0 million of cash payments, including disclosure by Salona that substantial doubt existed as to its ability to continue as a going concern. The Company elected to apply ASC 450 Contingencies to determine the loss on the business disposal since remaining payments are contingent upon Salona's financial situation. Management determined it was not probable that the $7.0 million of cash payments would be collected. The Company recorded a loss on sale of business of $6.2 million in the Condensed Consolidated Statement of Operations during the three months ended June 30, 2023.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale related to Rehab as of December 31, 2022 (in millions):

December 31, 2022
Inventories	$3.9
Prepaid expenses and other current assets	0.1
Property, plant and equipment — net	0.7
Goodwill	3.8
Assets held for sale	$8.5

Accrued liabilities	0.7
Other non-current liabilities	0.1
Liabilities held for sale (1)	$0.8
(1)Included in accrued expenses and other liabilities within the consolidated balance sheets as of December 31. 2022.

4. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	June 30, 2023	December 31, 2022
Costs incurred on contracts (from inception to completion)	$287.5	$249.6
Estimated earnings	181.2	163.1
Contracts in progress	468.7	412.7
Less: billings to date	(401.4)	(371.8)
	$67.3	$40.9
The carrying amounts related to uncompleted construction-type contracts are included in the accompanying Condensed Consolidated Balance Sheets under the following captions (in millions):

	June 30, 2023	December 31, 2022
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$81.7	$50.0
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	7.5	17.3
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(19.5)	(25.5)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(2.4)	(0.9)
	$67.3	$40.9
(1)Included in other assets within the Condensed Consolidated Balance Sheets.
(2)Included in deferred contract revenue – current within the Condensed Consolidated Balance Sheets.
(3)Included in other liabilities within the Condensed Consolidated Balance Sheets.
For the three and six months ended June 30, 2023 the Company has recognized revenue of $4.2 million and $13.6 million, respectively, related to the contract liabilities balance as of December 31, 2022.
5. Inventories
The components of inventories consist of the following (in millions):

	June 30, 2023	December 31, 2022
Raw materials	$72.8	$69.7
Work in progress	36.6	28.2
Finished goods	52.4	45.4
	$161.8	$143.3

6. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	June 30, 2023	December 31, 2022
Land, buildings, and leasehold improvements	3-39 years	$45.7	$46.5
Machinery and equipment	5-15 years	33.8	33.6
Badges	3-5 years	35.8	33.4
Furniture, fixtures, computer equipment and other	3-10 years	29.4	25.8
Construction in progress	—	22.7	15.9
		167.4	155.2
Less: accumulated depreciation and amortization		(39.1)	(30.9)
		$128.3	$124.3
Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Depreciation expense in:
Cost of revenues	$4.7	$4.5	$9.4	$8.6
Operating expenses	$2.8	$2.6	$5.7	$4.6

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2023	December 31, 2022
Compensation and related benefit costs	$29.3	$37.6
Customer deposits	12.2	8.5
Accrued commissions	0.4	0.4
Accrued warranty costs	3.9	4.4
Non-income taxes payable	8.4	8.7
Pension and other post-retirement obligations	0.4	0.3
Income taxes payable	8.3	5.5
Restructuring	1.5	1.5
Liabilities held for sale	—	0.8
Other accrued expenses	11.9	12.1
Total	$76.3	$79.8
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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in the forecasts. The Company derives its discount rates using a capital asset pricing model and by analyzing published rates for industries relevant to its reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in internally developed forecasts.
During the six months ended June 30, 2022, the Company concluded that a triggering event had occurred in the Radiation Monitoring Systems ("RMS") reporting unit of the Technologies segment as a result of the Russia-Ukraine conflict. Goodwill in the Technologies segment was recognized as a result of the Mirion Business Combination in October 2021, at which time approximately $257.2 million of goodwill was attributed to the RMS reporting unit. In May 2022, one of the customers in the RMS reporting unit terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland. The remaining performance obligation related to this contract within our backlog was approximately $67 million, of which approximately 80% was scheduled to be recognized as revenue over the next five years.

Therefore, due to the impact on our planned revenues, the Company conducted a quantitative test for the RMS reporting unit, determining the fair value by estimating the present value of expected future cash flows, discounted by the applicable discount rate of 10.5% (compared to 9% used in determining the initial goodwill from the Business Combination) and assumed a terminal future cash flows growth rate of 3.5%. The Company also compared fair value to peer company multiples which have decreased since the date of the Business Combination. As the carrying value exceeded the fair value, the Company recognized its best estimate of a non-cash impairment loss of $55.2 million during the six months ended June 30, 2022. The impairment loss was recorded in the caption "Goodwill impairment" in our Condensed Consolidated Statements of Operations. After the impairment loss and the impact of translation, $176.1 million of goodwill remained associated with the RMS reporting unit as of June 30, 2022.
No goodwill impairment was recognized for the three and six months ended June 30, 2023, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of June 30, 2023 and December 31, 2022 (in millions):

	Medical	Technologies	Consolidated
Balance—December 31, 2022	$616.0	$802.0	$1,418.0
Measurement period adjustment	—	0.9	0.9
Translation adjustment	—	6.3	6.3
Balance—June 30, 2023	$616.0	$809.2	$1,425.2
A portion of goodwill is deductible for income tax purposes.

Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	June 30, 2023		December 31, 2022
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,637.0	$(211.8)	$1,629.8	$(211.8)
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
Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

		June 30, 2023
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$338.0	$(114.1)	$223.9
Distributor relationships	7 - 13	60.9	(12.4)	48.5
Developed technology	5 - 16	250.5	(52.0)	198.5
Trade names	3 - 10	98.7	(17.0)	81.7
Backlog and other	1 - 4	75.4	(41.4)	34.0
Total		$823.6	$(236.9)	$586.7

		December 31, 2022
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$336.8	$(83.1)	$253.7
Distributor relationships	7 - 13	60.9	(8.7)	52.2
Developed technology	5 - 16	248.9	(36.3)	212.6
Trade names	3 - 10	98.2	(12.0)	86.2
Backlog and other	1 - 4	74.8	(29.1)	45.7
Total		$819.6	$(169.2)	$650.4
Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense for intangible assets in:
Cost of revenues	$6.8	$6.6	$13.5	$13.3
Operating expenses	$26.4	$30.9	$53.3	$63.0

9. Borrowings
Third-party notes payable consist of the following (in millions):

	June 30, 2023	December 31, 2022
2021 Credit Agreement	$694.6	$821.7
Canadian Financial Institution	1.0	1.0
Other	1.8	2.0
Draw on revolving line of credit	—	—
Total third-party borrowings	697.4	824.7
Less: notes payable to third-parties, current	(5.7)	(5.3)
Less: deferred financing costs	(13.9)	(17.9)
Notes payable to third-parties, non-current	$677.8	$801.5
As of June 30, 2023 and December 31, 2022, the fair market value of the Company's 2021 Credit Agreement was $691.1 million and $803.2 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining third-party debt approximates the respective carrying amounts as of June 30, 2023 and December 31, 2022.
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
The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $90.0 million senior secured revolving facility (collectively, the “Credit Facilities”). Funds from the Credit Facilities are permitted to be used in connection with the Business Combination and related transactions to refinance the 2019 Credit Facility referred to above and for general corporate purposes. The term loan facility is scheduled to mature on October 20, 2028 and the revolving facility is scheduled to expire and mature on October 20, 2026. The agreement requires the payment of a commitment fee of 0.50% per annum for unused revolving commitments, subject to stepdowns to 0.375% per annum and 0.25% per annum upon the achievement of specified leverage ratios. Any outstanding letters of credit issued under the 2021 Credit Agreement reduce the availability under the revolving line of credit.
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
On June 23, 2023, the 2021 Credit Agreement was amended to replace the interest rate based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to U.S. Dollar borrowings under the Existing Credit Agreement with an interest rate based on SOFR and related SOFR-based mechanics.

The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion Technologies (HoldingSub2), Ltd. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion Technologies (HoldingSub2), Ltd. and subsidiaries were in compliance with all debt covenants on June 30, 2023 and December 31, 2022.
Term Loan - The term loan has a seven-year term (expiring October 2028), bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023) or 0.50%, plus 2.75% and has quarterly principal repayments of 0.25% of the original principal balance. The interest rate was 7.90% and 7.48% as of June 30, 2023 and December 31, 2022, respectively. The Company repaid $127.1 million and $6.6 million for the six month period ended June 30, 2023 and for year ended December 31, 2022, respectively, yielding an outstanding balance of approximately $694.6 million and $821.7 million as of June 30, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023, the Company used $125.0 million of proceeds received from a direct registered equity offering to pay down early outstanding amounts on the term loan.
Revolving Line of Credit - The revolving line of credit arrangement has a five year term and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023) or 0%, plus 2.75%. The agreement requires the payment of a commitment fee of 0.50% per annum for unused commitments. The revolving line of credit matures in October 2026, at which time all outstanding revolving facility loans and accrued and unpaid interest are due. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of June 30, 2023 and December 31, 2022. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $10.8 million and $9.4 million as of June 30, 2023 and December 31, 2022, respectively. The amount available on the revolver as of June 30, 2023 and December 31, 2022 was approximately $79.2 million and $80.6 million, respectively.
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
For the three and six month period ended June 30, 2023, we incurred approximately $0.7 million and $4.2 million (including a $2.6 million loss on debt extinguishment for the $125.0 million early debt repayment), respectively, of amortization expense of the deferred financing costs.
Canadian Financial Institution - In May 2019, the Company entered into a credit agreement for C$1.7 million ($1.3 million) with a Canadian financial institution that matures in April 2039. The note bears annual interest at 4.69%. The credit agreement is secured by the facility acquired using the funds obtained.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of June 30, 2023 and December 31, 2022, there were no outstanding amounts under these arrangements.
Accounts Receivable Sales Agreement
We are party to agreements to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution and an unaffiliated Finnish financial institution without recourse. Under these agreements, the

Company can sell up to €12.0 million ($13.1 million) and €12.1 million ($13.0 million) as of June 30, 2023 and December 31, 2022, respectively, of eligible accounts receivables. The accounts receivable under these agreements are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of June 30, 2023 and December 31, 2022, there was no amount and approximately $0.1 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for all periods presented and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €70.8 million ($77.1 million) and €63.6 million ($68.1 million), as of June 30, 2023 and December 31, 2022, respectively, subject to certain local restrictions. As of June 30, 2023 and December 31, 2022, there were €50.4 million ($54.9 million) and €43.3 million ($46.3 million), respectively, of the lines that had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $1.7 million and $1.5 million as of June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023, contractual principal payments of total third-party borrowings are as follows (in millions):

Remainder of 2023	$4.2
Fiscal year ending December 31:
2024	8.4
2025	8.4
2026	10.0
2027	8.4
Thereafter	658.0
Gross Payments	697.4
Unamortized debt issuance costs	(13.9)
Total third-party borrowings, net of debt issuance costs	$683.5

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

During the three months ended June 30, 2023, the Company terminated an operating lease associated with its Rehab business (see Note 3, Disposal of a Business) including a payment of a $0.4 million termination fee. The associated right-of-use asset and lease liability were removed from the Condensed Consolidated Balance Sheets and a gain on lease termination of $0.6 million, net of termination fee paid, was recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The table below presents the locations of the operating lease assets and liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively (in millions):

	Balance Sheet Line Item	June 30, 2023	December 31, 2022
Operating lease assets	Operating lease right-of-use assets	$37.1	$40.1
Financing lease assets	Other assets	$0.2	$0.5

Operating lease liabilities:
Current operating lease liabilities	Current operating lease liabilities	$7.4	$8.5
Non-current operating lease liabilities	Operating lease liability, non-current	30.3	34.3
Liabilities held for sale	Accrued expenses and other current liabilities	—	0.5
Total operating lease liabilities:		$37.7	$43.3

Financing lease liabilities:
Current financing lease liabilities	Accrued expenses and other current liabilities	$0.1	$0.4
Non-current financing lease liabilities	Deferred income taxes and other long-term liabilities	0.1	0.1
Total financing lease liabilities:		$0.2	$0.5

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2023 and December 31, 2022, respectively, are:

	June 30, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term (in years)	6.6	6.9
Weighted average discount rate	4.17%	4.13%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the Condensed Consolidated Balance Sheets as of June 30, 2023 (in millions):

Fiscal year ending December 31:
2023	$4.6
2024	7.8
2025	6.6
2026	5.6
2027	4.9
2028 and thereafter	13.9
Total undiscounted future minimum lease payments	43.4
Less: Imputed interest	(5.7)
Total operating lease liabilities	$37.7

For the three and six months ended June 30, 2023, operating lease costs (as defined under ASU 2016-02) were $2.7 million and $5.4 million, respectively. For the three and six months ended June 30, 2022, operating lease costs were $2.7 million and $5.3 million, respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.7 million and $5.3 million for the three and six months ended June 30, 2023, respectively, and $2.9 million and $5.8 million for the three and six months ended June 30, 2022 respectively, and these amounts are included in operating activities in the Condensed Consolidated Statements of Cash Flows. Operating lease assets obtained in exchange for new operating lease liabilities were $0.4 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $2.0 million and $2.9 million for the three and six months ended June 30, 2022, respectively.
11. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of June 30, 2023, unconditional purchase obligations were as follows (in millions):

Fiscal year ending December 31:
2023	$20.3
2024	17.4
2025	0.6
2026	0.5
2027	—
2028 and thereafter	—
Total	$38.8
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
In April 2023, one of our Russian customers made a claim against the Company regarding liquidated damages for certain delays under the terms of an active project in the amount of $19.3 million. In June 2023, the same customer made a demand against the Company for the return of all payments received by the Company in the amount of $10.5 million related to a Finland nuclear power plant project cancelled in May 2022. No legal actions have been taken to date by the customer on these matters, and management views both the claim and the demand for payments without merit and expect to vigorously defend against any asserted claims. However, uncertainty exists as to the resolutions of these matters, including any impact from potential modifications of the underlying active contract.

12. Income Taxes
The effective income tax rate was 4.1% and 3.1% for the three and six months ended June 30, 2023, respectively, and 11.1% and 12.8% for the three and six months ended June 30, 2022, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the occurrence in 2023 of certain non-deductible expenditures.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.

13. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022
Cash Paid For:
Cash paid for interest	$26.9	$13.9
Cash paid for income taxes	$10.3	$4.5
Non-Cash Investing and Financing Activities:
Acquisition purchases in accrued expense and other liabilities	$1.2	$—
Property, plant, and equipment purchases in accounts payable	$1.4	$1.0
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in millions).

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$87.4	$73.5
Restricted cash—current	0.6	0.5
Restricted cash—non-current	1.1	1.0
Total cash, cash equivalents, and restricted cash	$89.1	$75.0
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

The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended June 30, 2023, the Company granted 105,648 RSUs and no PSUs to certain members of the Company's Board of Directors and employees. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) to five (5) years with equal annual installments vesting on the anniversary of the grant date. The RSUs granted to the Company's Board of Directors are subject to service vesting conditions with each award vesting in four equal quarterly installments on September 15, 2023, December 15, 2023, March 15, 2024, and June 15, 2024. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

During the three months ended June 30, 2022, the Company granted 914,216 RSUs and 187,356 PSUs to certain members of the Company's Board of Directors and employees. The RSUs are subject to service vesting conditions with one-third of each award vesting on the anniversary of the grant date such that all awards are fully vested after three (3) years. The PSUs are subject to service and performance/market vesting conditions and allow a maximum issuance of shares of our Class A common stock of up to 200% of the granted PSUs based on the Company meeting certain established thresholds. The recipient will generally forfeit all of the awards if the recipient is no longer providing services to the Company before the end of the performance measurement period on March 31, 2025. Fifty percent (50%) of the PSU awards shall vest based on a market condition determined by the Company’s relative total shareholder return (TSR) during the performance period of April 1, 2022 to March 31, 2025, measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index with interpolated achievement levels of: (i) 0% if the TSR percentile is below the 30th percentile level, (ii) between 50% and 100% if the TSR percentile is at least at the 30th percentile level and up to the 55th percentile level and (iii) between 100% and 200% if the TSR percentile is at least at the 56th percentile level and up to the 80th percentile level (or above the 80th percentile level with 200% being the maximum). The remaining fifty percent (50%) of the PSU awards shall vest based on performance condition determined by the Company’s organic revenue growth percentage as measured from April 1, 2024 to March 31, 2025 as compared with April 1, 2022 to March 31, 2023 with interpolated achievement levels of (i) 0% if the organic growth revenue percentage is less than 3.0%, (ii) between 50% and 100% if the organic revenue growth percentage is at least 3.0% and up to 5.0% and (iii) between 100% and 200% if the organic revenue growth percentage is at least 5.0% and up to 7% (or above 7% but with 200% being the maximum).
During the three and six months ended June 30, 2023, $2.1 million and $3.7 million, respectively, of stock-based compensation expense was recorded, of which $0.2 million and $0.3 million, respectively was related to non-employee directors. During the three and six months ended June 30, 2022, $1.7 million and $2.7 million, respectively, of stock-based compensation expense was recorded, of which $0.2 million and $0.4 million, respectively was related to non-employee directors.
In addition, during the three and six months ended June 30, 2023, certain members of the Company's Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. As such, the Company recorded related stock-based compensation expense for $0.1 million and $0.2 million, respectively, in the same periods. During the three and six months ended June 30, 2022, the Company recorded related stock-based compensation expense for $0.1 million and $0.2 million, respectively, for the director payments in lieu of cash.

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

During the three and six months ended June 30, 2023, $3.9 million and $7.9 million, respectively, of stock-based compensation expense was recorded and no new Profit Interests were issued. During the three and six months ended June 30, 2022, $6.8 million and $13.6 million, respectively, of stock-based compensation expense was recorded and no new Profit Interests were issued.
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

The Private Placement Warrants are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. See Note 17, Fair Value Measurements, for the fair value of the Private Placement Warrants at June 30, 2023.

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

Charterhouse Capital Partners LLP
The Company had entered into agreements with its primary pre-Business Combination investor, Charterhouse Capital Partners LLP ("CCP"), which obligated the Company to pay certain expenses in support of any secondary market offerings of its remaining shares owned after the Business Combination. During the three and six months ended June 30, 2023, $0.3 million and $0.9 million, respectively, of expenses were recorded. Subsequent to June 30, 2023, CCP sold its remaining owned shares of the Company.

16. Segment Information
During the three months ended June 30, 2023, the Company renamed its Industrial segment as "Technologies."
Beginning January 1, 2023, the Company began measuring segment performance to include the impact of expenses identified as non-operating. Previously, these expenses would have been included with Corporate and other. Segment income (loss) from operations for the three and six months ended June 30, 2022 has been adjusted for comparability.
The following table summarizes select operating results for each reportable segment (in millions).

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Medical	$68.0	$66.8	$134.4	$126.9
Technologies	129.2	109.0	244.9	212.1
Consolidated Revenues	$197.2	$175.8	$379.3	$339.0
Segment (Loss) Income from Operations
Medical	$(3.1)	$(2.2)	$(2.4)	$(8.9)
Technologies	12.8	(46.5)	18.3	(49.0)
Total Segment (Loss) Income from Operations	9.7	(48.7)	15.9	(57.9)
Corporate and other	(20.3)	(25.9)	(40.1)	(50.3)
Consolidated Loss from Operations	$(10.6)	$(74.6)	$(24.2)	$(108.2)
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

	Revenues
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
North America
Medical	$62.2	$61.7	$122.9	$117.3
Technologies	64.1	49.8	119.3	92.0
Total North America	126.3	111.5	242.2	209.3
Europe
Medical	5.8	5.1	11.5	9.6
Technologies	63.4	57.9	116.5	111.1
Total Europe	69.2	63.0	128.0	120.7
Asia Pacific
Medical	—	—	—	—
Technologies	1.7	1.3	9.1	9.0
Total Asia Pacific	1.7	1.3	9.1	9.0
Total revenues	$197.2	$175.8	$379.3	$339.0

The following details revenues by timing of recognition (in millions):

	Revenues
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
Point in time	$124.8	$117.2	$243.1	$234.2
Over time	72.4	58.6	136.2	104.8
Total revenues	$197.2	$175.8	$379.3	$339.0
The following details revenues by product category (in millions):

	Revenues
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
Medical segment:
Medical	$68.0	$66.8	$134.4	$126.9
Technologies segment:
Reactor Safety and Control Systems	51.1	34.7	93.2	65.5
Radiological Search, Measurement, and Analysis Systems	78.1	74.3	151.7	146.6
Total revenues	$197.2	$175.8	$379.3	$339.0
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
Level 3 – Inputs are unobservable and require significant management judgment or estimation.

The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$89.1	$—	$—
Discretionary retirement plan	$3.7	$0.9	$—
Accrued interest receivable on cross currency swaps	$—	$0.1	$—
Interest rate swap (Note 18)	$—	$1.1	$—
Liabilities
Discretionary retirement plan	$3.7	$0.9	$—
Public warrants	$34.1	$—	$—
Private placement warrants	$—	$15.5	$—
Cross-currency rate swaps (Note 18)	$—	$18.5	$—
	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$75.0	$—	$—
Discretionary retirement plan	$3.1	$0.9	$—
Accrued interest receivable on cross currency swaps	$—	$0.1	$—
Liabilities
Discretionary retirement plan	$3.1	$0.9	$—
Public warrants	$21.0	$—	$—
Private placement warrants	$—	$9.5	$—
Cross-currency rate swaps (Note 18)	$—	$12.9	$—
As of June 30, 2023 and December 31, 2022, the fair value of Public Warrants issued in connection with GSAH's IPO have been measured based on the listed market price of such Public Warrants, a Level 1 measurement.
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
For the six months ended June 30, 2023, the Company recognized an unrealized loss resulting from an increase in the fair value of the warrant liabilities of $19.1 million, which is presented in the Condensed Consolidated Statements of Operations as change in fair value of warrant liabilities.
18. Derivatives and Hedging
The Company's policy requires that derivatives are used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EURO and USD. As such, the Company entered into cross-currency rate swaps during the year ended December 31, 2022 to manage currency risks related to our investments in foreign operations. The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) during the six months ended June 30, 2023 to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments.
All derivative instruments are carried at fair value in our Condensed Consolidated Balance Sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets:
Accrued Interest Receivable on Cross-Currency Rate Swaps	Prepaid expenses and other currents assets	$0.1	$0.1
Interest Rate Swap	Other non-current assets	1.1	—
Total assets		$1.2	$0.1
Liabilities:
Cross-Currency Rate Swaps	Other non-current liabilities	$18.5	$12.9
Total liabilities		$18.5	$12.9
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

Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCL”) and are reclassified into the line item in our Consolidated Statement of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCL into earnings. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is three years.

During the three months ended June 30, 2023, the new interest rate swap resulted in a gain of $1.1 million recognized in other comprehensive income ("OCI"). There were no OCI reclassifications or gain (losses) recognized in income during the same period.

Hedges of Net Investments in Foreign Operations Strategy
The Company uses fixed-to-fixed cross-currency rate swaps ("CCRS") to protect the net investment on pre-tax basis in the Company’s EUR-denominated operations against changes in spot exchange rates. For derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the fair values of the derivative financial instruments are recognized in net investment hedges adjustments, a component of AOCL, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
	June 30, 2023	December 31, 2022
Cross-currency rate swaps	€238.8	€238.8	$(2.7)	$—	$(5.6)	$—
Total	€238.8	€238.8	$(2.7)	$—	$(5.6)	$—
The Company did not reclassify any gains or losses related to net investment hedges from AOCL into earnings during the three and six months ended June 30, 2023 and June 30, 2022, respectively. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our Condensed Consolidated Statement of Cash Flows.
19. Loss Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to Mirion Technologies, Inc. shareholders	$(27.7)	$(58.6)	$(69.6)	$(76.3)
Weighted average common shares outstanding – basic and diluted	199.181	180.992	193.439	180.884
Net loss per common share attributable to Mirion Technologies, Inc. — basic and diluted	$(0.14)	$(0.32)	$(0.36)	$(0.42)
Anti-dilutive employee share-based awards, excluded	0.642	0.933	0.653	0.938
Net loss per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the three and six months ended June 30, 2023 and 2022, respectively; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.

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
As of June 30, 2023, the Company does not expect a significant impact of additional charges from restructuring actions in the next 12 months.

The Company’s restructuring expenses are comprised of the following (in millions):

	Three Months Ended June 30, 2023
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$—	$0.1
Other(1)	—	0.2	0.2
Total	$0.1	$0.2	$0.3

	Six Months Ended June 30, 2023
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$1.2	$1.3
Other(1)	—	0.4	0.4
Total	$0.1	$1.6	$1.7

	Three Months Ended June 30, 2022
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$0.4	$0.5
Other(1)	0.5	1.8	2.3
Total	$0.6	$2.2	$2.8

	Six Months Ended June 30, 2022
(in millions)	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.2	$1.3	$1.5
Other(1)	0.5	2.8	3.3
Total	$0.7	$4.1	$4.8
(1) Includes facilities, inventory write-downs, outside services, legal matters, and IT costs.

The following table summarizes restructuring expenses for each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Restructuring expenses:
Medical	$—	$1.5	$0.3	$3.0
Technologies	0.1	1.1	0.2	1.1
Corporate and other	0.2	0.2	1.2	0.7
Total	$0.3	$2.8	$1.7	$4.8
The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets (in millions).

Balance at December 31, 2022	$1.5
Restructuring charges	1.7
Payments	(1.7)
Adjustments	—
Balance at June 30, 2023	$1.5
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

At the Closing Date, the Company owned 100% of the voting shares (Class A) of IntermediateCo and approximately 96% of the non-voting Class B shares of IntermediateCo. The Company recognized noncontrolling interests for the 8,560,540 shares, representing approximately 4% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company. After the conversion in the current quarter, the Company recognized noncontrolling interests for the 7,847,333 shares, representing the 3.5% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company.

As of June 30, 2023, noncontrolling interests of $66.0 million were reflected in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit).

22. Accumulated Other Comprehensive Loss / Income
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	June 30, 2023	December 31, 2022
Cumulative foreign currency translation adjustment, net of tax	$(60.0)	$(71.2)
Unrealized gain (loss) on pension and postretirement benefit plans, net of tax	2.1	2.1
Unrealized loss on net investment hedges, net of tax	(14.3)	(9.9)
Unrealized gain on cash flow hedges, net of tax	0.9	—
Less: cumulative loss attributable to noncontrolling interests	(3.0)	(3.3)
Accumulated other comprehensive (loss) income	$(68.3)	$(75.7)
23. Subsequent Events

The Company has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no other items which require adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of Mirion’s financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes of Mirion Technologies, Inc. that are included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and the notes related thereto for the year ended December 31, 2022 that are included in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Mirion” and “the Company” refer to the business and operations of Mirion Technologies TopCo, Ltd. and its consolidated subsidiaries prior to the Business Combination and to Mirion and its consolidated subsidiaries, following the consummation of the Business Combination. Unless the context otherwise requires or unless otherwise specified, all dollar amounts in this section are in millions.
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
We manage and report results of operations in two business segments: Medical and Technologies.
•Our revenues were $197.2 million for the three months ended June 30, 2023 and $175.8 million for the three months ended June 30, 2022, of which 34.5% and 38.0% were generated in the Medical segment for the three months ended June 30, 2023 and 2022, respectively, and 65.5% and 62.0% were generated in the Technologies segment for the three months ended June 30, 2023 and 2022, respectively.
•Our revenues were $379.3 million for the six months ended June 30, 2023 and $339.0 million for the six months ended June 30, 2022, of which 35.4% and 37.4% were generated in the Medical segment for the six months ended June 30, 2023 and 2022, respectively, and 64.6% and 62.6% were generated in the Technologies segment for the six months ended June 30, 2023 and 2022, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders, including funded and unfunded government contracts) was $742.6 million and $737.4 million as of June 30, 2023, and December 31, 2022, respectively. During the three months ended June 30, 2023, our backlog decreased by $9.8 million due to the expiration of remaining funds on a large 2019 U.S. military order.
Key Factors Affecting Our Performance

We believe that our business and results of operations and financial condition may be impacted in the future by various trends and conditions, including the following:
•The Russia-Ukraine conflict—The Russia-Ukraine conflict has impacted and may continue to impact us, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyberattacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of, or claims or disputes regarding, customer projects.
•Inflation and interest rates—The Russia-Ukraine conflict and other geopolitical conflicts, as well as the related international response, have contributed to inflationary pressures, which we expect to continue. We actively monitor, evaluate and respond to developments relating to operational challenges in an inflationary environment. Global supply chain disruptions and the higher inflationary environment remain unpredictable and our past results may not be indicative of future performance. In addition, the increase in interest rates, which we expect to continue, has in turn led to increases in the interest rates applicable to our indebtedness and increased our debt service costs.
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
•Strategic transactions—A large driver of our historical growth has been the acquisition and integration of related businesses. Our ability to integrate, restructure, and leverage synergies of these businesses will impact our operating results over time. From time to time, we also divest businesses, such as the divestiture of the Biodex Rehabilitation business ("Rehab"), and make strategic investments, each of which has, and we expect to continue to, impact our operating results.
•Environmental objectives of governments—Growth and operating results in our Technologies segment are impacted by environmental policy decisions made by governments in the countries where we operate. Our nuclear power customers may benefit from decarbonization efforts given the relatively low carbon footprint of nuclear power to other existing energy sources. In addition, decisions by governments to build new power plants or decommission existing plants can positively and negatively impact our customer base.
•Government budgets—While we believe that we are poised for growth from governmental customers in both of our segments, our revenues and cash flows from government customers are influenced, particularly in the short-term, by budgetary cycles. This impact can be either positive or negative.
•Nuclear new build projects—A portion of our backlog is driven by contracts associated with the construction of new nuclear power plants. These contracts can be long-term in nature and provide us with a strong pipeline for the recognition of future revenues in our Technologies segment. We perform our services and provide our products at a fixed price for certain contracts. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. If our cost estimates for a contract are inaccurate or if we do not execute the contract within our cost estimates, we may incur losses or the contract may not be as profitable as we expected. In addition, even though some of our longer-term contracts contain price escalation provisions, such provisions may not fully provide for cost increases, whether from inflation, the cost of goods and services to be delivered under such contracts or otherwise.
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

In particular, we use the non-GAAP financial measures “EBITA,” “EBITDA,” and “Adjusted EBITDA." "Adjusted EBITDA" is used in the calculation of the First Lien Net Leverage Ratio in the 2021 Credit Agreement described in Note 9, Borrowings. See the “Quarterly Results of Operations” section below for definitions of our non-GAAP financial measures and reconciliation to their most directly comparable GAAP measures. Tax impacts for the non-GAAP financial measures are calculated based on the appropriate tax rate for each individual item presented.
The following tables present a reconciliation of certain non-GAAP financial measures for the three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022.

(In millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net loss	$(28.4)	$(59.3)
Interest expense, net	13.6	8.4
Income tax (benefit) provision	(1.2)	(7.4)
Amortization	33.2	37.5
EBITA	$17.2	$(20.8)
Depreciation - Mirion Business Combination step-up	1.6	1.7
Depreciation - all other	6.0	5.6
EBITDA	$24.8	$(13.5)
Stock-based compensation expense	6.0	8.5
Increase (decrease) in fair value of warrant liabilities	5.7	(19.6)
Goodwill impairment	—	55.2
Foreign currency (gain) loss, net	(0.2)	3.3
Non-operating expenses(1)(2)	8.0	8.7
Adjusted EBITDA	$44.3	$42.6
(1)Pre-tax non-operating expenses of $8.0 million for the three months ended June 30, 2023 include a $5.6 million loss on the disposal of the Rehab business, net of gain on termination of a related lease; $0.7 million of mergers and acquisition expenses; $0.6 million related to the Business Combination and incremental one-time costs associated with becoming a public company; $0.3 million of restructuring costs; $0.3 million of costs to achieve information technology system integration and efficiency; $0.3 million of fees incurred in connection with a secondary offering made by affiliates of Charterhouse Capital Partners, our former majority stockholder; and $0.2 million in costs to achieve integration and operational synergies.
(2)Pre-tax non-operating expenses of $8.7 million for the three months ended June 30, 2022 include $2.9 million of restructuring costs; $2.9 million in costs to achieve integration and operational synergies; $1.4 million related to the Business Combination and incremental one-time costs associated with becoming a public company; and $1.0 million of costs to achieve information technology system integration and efficiency; and $0.5 million of mergers and acquisition expenses.

(In millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net loss	$(71.3)	$(78.3)
Interest expense, net	28.5	16.3
Income tax (benefit) provision	(2.3)	(11.5)
Amortization	66.8	76.3
EBITA	$21.7	$2.8
Depreciation - Mirion Business Combination step-up	3.2	3.3
Depreciation - all other	12.2	10.2
EBITDA	$37.1	$16.3
Stock-based compensation expense	11.6	16.3
Increase (decrease) in fair value of warrant liabilities	19.1	(39.5)
Goodwill impairment	—	55.2
Foreign currency (gain) loss, net	(0.5)	4.8
Cost of revenues impact from inventory valuation purchase accounting	—	6.3
Loss on debt extinguishment	2.6	—
Non-operating expenses(1)(2)	11.0	18.1
Adjusted EBITDA	$80.9	$77.5
(1)Pre-tax non-operating expenses of $11.0 million for the six months ended June 30, 2023 include a $5.6 million loss on the disposal of the Rehab business, net of gain on termination of a related lease; $1.7 million of restructuring costs; $0.9 million of fees incurred in connection with secondary offerings made by affiliates of Charterhouse Capital Partners, our former majority stockholder; $0.8 million related to mergers and acquisition expenses; $0.8 million related to the Business Combination and incremental one-time costs associated with becoming a public company; $0.8 million of costs to achieve information technology system integration and efficiency; and $0.4 million in costs to achieve integration and operational synergies.
(2)Pre-tax non-operating expenses of $18.1 million for the six months ended June 30, 2022 include $6.5 million in costs to achieve integration and operational synergies; $4.9 million of restructuring costs; $4.2 million related to the Business Combination and incremental one-time costs associated with becoming a public company; $2.0 million of costs to achieve information technology system integration and efficiency; and $0.5 million of mergers and acquisition expenses.

The following tables present a reconciliation of GAAP income from operations to non-GAAP Adjusted EBITDA by segment for the three months ended June 30, 2023 and the three months ended June 30, 2022:

	Three Months Ended June 30, 2023
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$(3.1)	$12.8	$(20.3)	$(10.6)
Amortization	13.7	19.5	—	33.2
Depreciation - core	3.6	2.2	0.2	6.0
Depreciation - Mirion Business Combination step-up	1.2	0.3	0.1	1.6
Stock-based compensation	0.2	0.3	5.5	6.0
Non-operating expenses	6.7	0.2	1.2	8.1
Other expense / (income)	—	(0.1)	0.1	—
Adjusted EBITDA	$22.3	$35.2	$(13.2)	$44.3

	Three Months Ended June 30, 2022
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$(2.2)	$(46.5)	$(25.9)	$(74.6)
Amortization	17.0	20.5	—	37.5
Depreciation - core	3.5	1.9	0.2	5.6
Depreciation - Mirion Business Combination step-up	1.2	0.4	0.1	1.7
Stock-based compensation	0.2	0.3	8.0	8.5
Goodwill impairment	—	55.2	—	55.2
Non-operating expenses	2.1	1.2	5.1	8.4
Other expense / (income)	0.4	—	(0.1)	0.3
Adjusted EBITDA	$22.2	$33.0	$(12.6)	$42.6
The following tables present a reconciliation of GAAP income from operations to non-GAAP Adjusted EBITDA by segment for the six months ended June 30, 2023 and the six months ended June 30, 2022:

	Six Months Ended June 30, 2023
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$(2.4)	$18.3	$(40.1)	$(24.2)
Amortization	27.5	39.3	—	66.8
Depreciation - core	7.5	4.4	0.3	12.2
Depreciation - Mirion Business Combination step-up	2.4	0.7	0.1	3.2
Stock-based compensation	0.3	0.5	10.8	11.6
Non-operating expenses	7.3	0.6	3.3	11.2
Other expense / (income)	0.1	(0.1)	0.1	0.1
Adjusted EBITDA	$42.7	$63.7	$(25.5)	$80.9

	Six Months Ended June 30, 2022
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$(8.9)	$(49.0)	$(50.3)	$(108.2)
Amortization	34.3	42.0	—	76.3
Depreciation - core	6.1	3.8	0.3	10.2
Depreciation - Mirion Business Combination step-up	2.4	0.8	0.1	3.3
Cost of revenues impact from inventory valuation purchase accounting	0.9	5.4	—	6.3
Stock-based compensation	0.3	0.4	15.6	16.3
Goodwill impairment	—	55.2	—	55.2
Non-operating expenses	5.3	2.3	10.2	17.8
Other expense / (income)	0.4	—	(0.1)	0.3
Adjusted EBITDA	$40.8	$60.9	$(24.2)	$77.5

Our Business Segments
We manage and report our business in two business segments: Medical and Technologies.
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
Technologies includes products and services for defense, nuclear energy, laboratories and research and other industrial markets. This segment’s principal offerings are:
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
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia's invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Technologies segment. As of June 30, 2023, the Company has approximately $0.7 million in net contract assets and accounts receivable, net of related reserves of approximately $1 million for Russian customers and channel partners. The Company maintains $12.0 million in advance payment guarantees and $14.1 million in performance guarantees in support of these projects. As of June 30, 2023, we continue to experience delays in recognizing project revenue due to the trade and financial sanctions made to date. The remaining performance obligations in our backlog for Russian-related projects was approximately $96.0 million at June 30, 2023.
In April 2023, one of our Russian customers made a claim against the Company regarding liquidated damages for certain delays under the terms of an active project in the amount of $19.3 million. In June 2023, the same customer made a demand against the Company for the return of all payments received by the Company in the amount of $10.5 million related to the Finland nuclear power plant project cancelled in May 2022. No legal actions have been taken to date by the customer on these matters, management views both the claim and the demand for payments without merit and expect to vigorously defend against any asserted claims. However, uncertainty exists as to the resolutions of these matters, including any impact from potential modifications of the underlying active contract.

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
Supply Chain
The global supply chain continued to be stressed by increased demand, along with pandemic-related and other global events that caused increased disruptions to the Company during the three and six months ended June 30, 2023. The most notable impacts to the Company were delays in sourcing key devices and components needed for our products, resulting in delays in revenue recognition, and increased costs in materials and freight. The Company mitigated a portion of these cost impacts with price increases on certain products. While we experienced some improvements in shipping delivery and associated labor availability during the three and six months ended June 30, 2023, the supply chain disruption continues to be a challenge and a risk of negatively impacting our future operating margins.

Interest Rates
In connection with the Business Combination, certain of our subsidiaries of the Company entered into the 2021 Credit Agreement to refinance and replace the credit agreement from March 2019. The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $90.0 million senior secured revolving facility (collectively, the “Credit Facilities”). The term loan has a seven-year term (expiring October 2028), bears interest at the greater of the Secured Overnight Financing Rate ("SOFR") or 0.50%, plus 2.75% and has quarterly principal repayments of 0.25% of the original principal balance. Interest rates have been increasing during the year ended December 31, 2022 and six months ended June 30, 2023 as central banks, specifically the Federal Reserve, have been steadily raising their interest rates to reduce inflation. As a result, the interest rate for the term loan was 7.90% and 3.25% as of June 30, 2023 and June 30, 2022, respectively. If the Federal Reserve and other central banks continue to raise the interest rates, the interest rate for the term loan will continue to increase. We will continue to monitor the interest rate, and will consider actions as appropriate.
Rehab Sale
On April 3, 2023, the Company closed the sale of Rehab to Salona Global Medical Device Corporation ("Salona") for $1.0 million in cash at closing and an additional $7.0 million in deferred cash payments through January 1, 2024. Subsequent to the closing and during the three months ended June 30, 2023, significant events occurred that may negatively impact the Company's ability to collect the remaining $7.0 million of cash payments, including disclosure by Salona that substantial doubt existed as to its ability to continue as a going concern. The Company elected to apply ASC 450 Contingencies to determine the loss on the business disposal since remaining payments are contingent on Salona's financial situation. While management plans to continue to pursue and work with Salona on these payments, we determined it was probable that the $7.0 million of cash payments would not be received, and as a result a loss on sale of business of $6.2 million was recorded in the Condensed Consolidated Statement of Operations during the three months ended June 30, 2023.
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

Results of Operations
For the Three Months Ended June 30, 2023 and the Three Months Ended June 30, 2022

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Revenues	$197.2	$175.8
Cost of revenues	109.2	96.8
Gross profit	88.0	79.0
Selling, general and administrative expenses	84.0	91.0
Research and development	8.4	7.4
Goodwill impairment	—	55.2
Loss on disposal of business	6.2	—
Loss from operations	(10.6)	(74.6)
Interest expense, net	13.6	8.4
Foreign currency loss (gain), net	(0.2)	3.3
Increase (decrease) in fair value of warrant liabilities	5.7	(19.6)
Other expense (income), net	(0.1)	—
Loss before benefit from income taxes	(29.6)	(66.7)
(Benefit from) provision for income taxes	(1.2)	(7.4)
Net loss	(28.4)	(59.3)
Loss attributable to noncontrolling interests	(0.7)	(0.7)
Net loss attributable to stockholders	$(27.7)	$(58.6)
Overview
Revenues were $197.2 million for the three months ended June 30, 2023 and $175.8 million for the three months ended June 30, 2022. Our Medical segment contributed $68.0 million and $66.8 million of revenues for the three months ended June 30, 2023 and 2022, respectively. Our Technologies segment contributed $129.2 million and $109.0 million of revenues for the three months ended June 30, 2023 and 2022, respectively. Gross profit was $88.0 million and $79.0 million for the three months ended June 30, 2023 and 2022, respectively, resulting in a $9.0 million increase from the three months ended June 30, 2022.
Net loss was $28.4 million and $59.3 million for the three months ended June 30, 2023 and 2022, respectively. Our Medical segment contributed $3.1 million and $2.2 million of loss from operations for the three months ended June 30, 2023 and 2022, respectively. Our Technologies segment contributed $12.8 million of income from operations and $46.5 million of loss from operations for the three months ended June 30, 2023 and 2022, respectively. The overall decrease in net loss is primarily driven by increased revenues in both Medical and Technologies segments, decreased amortization expense in the current year due to fully amortized intangibles, lower selling, general and administrative costs associated with stock-based compensation expense and costs associated with becoming a public company and achieving integration and operational synergies and a $55.2 million goodwill impairment charge in the Technologies segment during the six months ended June 30, 2022 that no longer impacts the six months ended June 30, 2023. Offsetting these items were an increase in interest expense in the current year and a $25.3 million loss from Change in fair value of warrant liabilities.
Revenues were $197.2 million for the three months ended June 30, 2023 and $175.8 million for the three months ended June 30, 2022. Revenues increased $21.4 million from the three months ended June 30, 2022.
Medical segment revenues increased for the three months ended June 30, 2023 compared with the three months ended June 30, 2022 primarily due to price increases and organic volume growth. Offsetting the increase in Medical segment revenues period over period was a negative impact from supply chain issues and reduced revenues from disposal of Rehab

(see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Technologies segment revenues increased for the three months ended June 30, 2023 compared with the three months ended June 30, 2022 primarily due to price increases, organic volume growth, and the impact of the SIS acquisition in 2022. Offsetting the increase in Technologies segment revenues period over period were project execution delays and supply chain issues.
Cost of revenues
Cost of revenues was $109.2 million for the three months ended June 30, 2023 and $96.8 million for the three months ended June 30, 2022. Cost of revenues increased $12.4 million for the three months ended June 30, 2023 as compared with the three months ended June 30, 2022.
Cost of revenues related to the Medical segment decreased $0.6 million period over period due to a reduction of cost of revenues from the disposal of Rehab (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The decrease was offset by an increase in cost of revenues due to higher operations and revenues over the same period and inflation.
Cost of revenues related to the Technologies segment increased $13.1 million period over period. The increase was primarily driven by an increase in operations and revenues over the same period, increased costs related to SIS business, and inflation.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $84.0 million for the three months ended June 30, 2023 and $91.0 million for the three months ended June 30, 2022, resulting in a decrease of $7.0 million.
Our Medical segment incurred lower SG&A expenses of $2.8 million for the three months ended June 30, 2023 compared with the three months ended June 30, 2022. The decrease was primarily due to impact of the decreased amortization expense resulting from intangible assets acquired in the Business Combination that were fully amortized by the fourth quarter of 2022, offset by inflation.
Our Technologies segment incurred higher SG&A expenses of $1.7 million for the three months ended June 30, 2023. The increase was primarily driven by inflation and higher SG&A associated with the newly acquired SIS business, offset by decreased amortization expense resulting from fully amortized intangible assets acquired in the Business Combination.

Corporate SG&A expenses were $19.1 million for the three months ended June 30, 2023 and $25.0 million for the three months ended June 30, 2022. The decrease in SG&A expenses of $5.9 million was driven by a decrease in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 14, Stock-Based Compensation to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), a decrease in professional fees supporting our public company infrastructure, and a reduction in costs to achieve integration and operational synergies, offset by an increase in compensation costs.
Research and development (“R&D”) expenses were $8.4 million for the three months ended June 30, 2023 and $7.4 million for the three months ended June 30, 2022, resulting in an increase of $1.0 million period over period. The increase in R&D expense was primarily due to the impact of the SIS acquisition in the amount of $1.4 million in the Technologies segment, offset by a $0.6 million decrease in R&D spend in the Medical segment for the three months ended June 30, 2023.
Goodwill impairment
Goodwill impairment charges were zero and $55.2 million for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2022, the Company concluded that a triggering event had occurred in the RMS reporting unit of the Technologies segment as a result of the Russia-Ukraine conflict. Based on the quantitative test for the RMS reporting unit, the Company determined that the carrying value exceeded the fair value. As such, the Technologies segment recognized its best estimate of a non-cash impairment loss (see Note 8, Goodwill and intangible assets, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Loss on disposal of business
Loss on disposal of business were $6.2 million and zero for the three months ended June 30, 2023 and 2022, respectively. Subsequent to the closing of the sale of Rehab to Salona on April 3, 2023 and during the three months ended June 30, 2023, significant negative events occurred which impacted the Company's ability to collect the remaining $7.0 million of cash payments. Management determined it was not probable that the $7.0 million of cash payments would be collected and recorded a loss on sale of business of $6.2 million in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations during the three months ended June 30, 2023 (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
(Loss) income from operations
Loss from operations was $10.6 million for the three months ended June 30, 2023 compared with $74.6 million for the three months ended June 30, 2022. On a segment basis, loss from operations in the Medical segment for the three months ended June 30, 2023 and 2022 was $3.1 million and $2.2 million, respectively, representing an increase of $0.9 million period over period. Income (loss) from operations in the Technologies segment for the three months ended June 30, 2023 and three months ended June 30, 2022 was $12.8 million and $(46.5) million, respectively, representing an increase of $59.2 million period over period. Corporate expenses were $20.3 million and $25.9 million for the three months ended June 30, 2023 and 2022, respectively, representing an increase in income from operations of $5.6 million as discussed in the "Selling, general and administrative expenses" above. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $13.6 million for the three months ended June 30, 2023 and $8.4 million for the three months ended June 30, 2022. The $5.2 million increase in interest expense was due to higher interest rates associated with the 2021 Credit Agreement during the three months ended June 30, 2023 compared to the interest rates during the three months ended June 30, 2022. For more information, see Note 9, Borrowings, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency (gain) loss, net
We recorded a gain of $0.2 million for the three months ended June 30, 2023 and a $3.3 million loss for the three months ended June 30, 2022 from foreign currency exchange. The change in net foreign currency losses is due to appreciation in European local currencies in relation to the U.S. dollar.
Change in fair value of warrant liabilities
We recognized an unrealized loss of $5.7 million for the three months ended June 30, 2023 and an unrealized gain of $19.6 million for the three months ended June 30, 2022, which resulted in an increased loss of $25.3 million. The increased loss is due to an increase in the fair value of the Public Warrant and Private Placement Warrant liabilities during the three months ended June 30, 2023 and a decrease in the fair value during the three months ended June 30, 2022. See Note 17, Fair Value Measurements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
Our effective income tax rate was 4.1% and 11.1% for the three months ended June 30, 2023 and the three months ended June 30, 2022, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the occurrence in 2023 of certain non-deductible expenditures.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the three months ended June 30, 2023 and 2022. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 16, Segment Information, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Medical

	Unaudited
(In millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Revenues	$68.0	$66.8
Loss from operations	$(3.1)	$(2.2)
Loss from operations as a % of revenues	(4.6)%	(3.3)%

Medical segment revenues were $68.0 million for the three months ended June 30, 2023 and $66.8 million for the three months ended June 30, 2022, which is an increase of $1.2 million. Revenues increased $5.1 million due to price increases and organic growth. Partially offsetting the increase in the Medical segment revenues period over period were reduced revenues from the disposal of Rehab by $3.7 million and a negative supply chain issues impact of approximately $0.7 million.

Loss from operations was $3.1 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively, representing an increase in loss from operations of $0.9 million. The increase in loss from operations period over period was largely due to a loss on disposal of the Rehab business in the amount of $6.2 million (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Offsetting the increase in loss were increased revenues discussed above and a decrease in amortization expenses of $3.3 million resulting from fully amortized intangible assets from the Business Combination.
Technologies

	Unaudited
(In millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Revenues	$129.2	$109.0
Income (Loss) from operations	$12.8	$(46.5)
Income (Loss) from operations as a % of revenues	9.9%	(42.7)%
Technologies segment revenues were $129.2 million for three months ended June 30, 2023 and $109.0 million for the three months ended June 30, 2022, representing an increase of $20.2 million. The increase is primarily driven by increased revenue of $13.8 million due to price increases and organic growth and the impact of the SIS acquisition by $8.9 million. Offsetting the increased revenues were delays caused by project execution timing of $3.2 million.
Income from operations was $12.8 million for the three months ended June 30, 2023 and loss from operations was $46.5 million for the three months ended June 30, 2022. Income from operations increased $59.3 million period over period driven primarily by the increase in revenues described above, a $1.3 million lower amortization expenses due to fully amortized intangibles, and a goodwill impairment charge of $55.2 million recognized during three months ended June 30, 2022 that no longer impacts the three months ended June 30, 2023. Offsetting the increases in income from operations were increased cost of revenues and operating expenses of $8.3 million driven by the SIS acquisition, increased cost of revenues of $5.5 million due to higher volume, and a negative inflation impact.
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

Corporate and other costs were $20.3 million for the three months ended June 30, 2023 and $25.9 million for the three months ended June 30, 2022, which represents a decrease of $5.6 million. The decrease versus the comparable period was predominantly driven by a decrease in stock-based compensation expense of $2.5 million (see Note 14, Stock-Based Compensation to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), a $0.8 million decrease in professional services mostly due to prior year costs related to becoming a public company, and a $2.7 million decrease in costs to achieve integration and operational synergies, offset by a $1.0 million increase in compensation costs. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 16, Segment Information to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
For the Six Months Ended June 30, 2023 and the Six Months Ended June 30, 2022
The following tables summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues	$379.3	$339.0
Cost of revenues	212.2	195.6
Gross profit	167.1	143.4
Selling, general and administrative expenses	169.1	181.9
Research and development	16.0	14.5
Goodwill impairment	—	55.2
Loss on disposal of business	6.2	—
Loss from operations	(24.2)	(108.2)
Interest expense, net	28.5	16.3
Loss on debt extinguishment	2.6	—
Foreign currency loss (gain), net	(0.5)	4.8
Change in fair value of warrant liabilities - (gain)/loss	19.1	(39.5)
Other expense (income), net	(0.3)	—
Loss before benefit from income taxes	(73.6)	(89.8)
Benefit from income taxes	(2.3)	(11.5)
Net loss	(71.3)	(78.3)
Loss attributable to noncontrolling interests	(1.7)	(2.0)
Net loss attributable to stockholders	$(69.6)	$(76.3)
Overview
Revenues were $379.3 million for the six months ended June 30, 2023 and $339.0 million for the six months ended June 30, 2022. Our Medical segment contributed $134.4 million and $126.9 million of revenues for the six months ended June 30, 2023 and 2022, respectively. Our Technologies segment contributed $244.9 million and $212.1 million of revenues for the six months ended June 30, 2023 and 2022, respectively. Gross profit was $167.1 million and $143.4 million for the six months ended June 30, 2023 and 2022, respectively, resulting in a $23.7 million increase from the six months ended June 30, 2022.
Net loss was $71.3 million and $78.3 million for the six months ended June 30, 2023 and 2022, respectively. Our Medical segment contributed $2.4 million and $8.9 million losses from operations for the six months ended June 30, 2023 and 2022, respectively. Our Technologies segment was responsible for a $18.3 million income from operations and $49.0 million loss from operations for the six months ended June 30, 2023 and 2022, respectively. The overall decrease in net loss is primarily driven by increased revenues in both Medical and Technologies segments, decreased amortization expense in the current year due to fully amortized intangibles, lower selling, general and administrative costs associated with reduced stock-based compensation expense and lower professional services fees associated with becoming a public company, and a $55.2 million goodwill impairment charge in the Technologies segment during the six months ended June 30, 2022 that no longer impacts the six months ended June 30, 2023. Offsetting these items were an increase in interest expense in the current year, $58.6 million loss from Change in fair value of warrant liabilities, and a $2.6 million loss on debt extinguishment in the first quarter of 2023.
Revenues
Revenues were $379.3 million for the six months ended June 30, 2023 and $339.0 million for the six months ended June 30, 2022. Revenues increased $40.3 million from the six months ended June 30, 2022.
Medical segment revenues increased for the six months ended June 30, 2023 compared with the six months ended June 30, 2022 primarily due to price increases and organic volume growth. Offsetting the increase in Medical segment revenues period over period was a negative impact from supply chain issues and reduced revenues from disposal of Rehab (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Technologies segment revenues increased primarily due to price increases, organic volume growth, and the impact of the SIS acquisition in 2022. Offsetting the increase in Technologies segment revenues period over period were project execution delays and foreign exchange rate fluctuations.
Cost of revenues
Cost of revenues was $212.2 million for the six months ended June 30, 2023 and $195.6 million for the six months ended June 30, 2022. Cost of revenues increased $16.6 million from the six months ended June 30, 2022.
Cost of revenues related to the Medical segment increased $0.2 million period over period due to an increase in operations and revenues over the same period. The increases were offset by a reduction of cost of revenues from the disposal of Rehab (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Finally, cost of revenues for the six months ended June 30, 2022 includes costs from purchase accounting related to the fair value of inventory from the Business Combination that no longer impact the six months ended June 30, 2023.
Cost of revenues related to the Technologies segment increased $16.5 million period over period. The increase was primarily driven by an increase in operations and revenues over the same period and increased costs related to SIS business. Partially offsetting the increase in Cost of revenues was a favorable foreign currency impact. In addition, cost of revenues for the six months ended June 30, 2022 includes costs from purchase accounting related to the fair value of inventory from the Business Combination that no longer impact the six months ended June 30, 2023.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $169.1 million for the six months ended June 30, 2023 and $181.9 million for the six months ended June 30, 2022, resulting in a decrease of $12.8 million.
Our Medical segment incurred lower SG&A expenses of $5.0 million for the six months ended June 30, 2023. The decrease was primarily due to the impact of the decreased amortization expense resulting from intangible assets acquired in the Business Combination that were fully amortized by the fourth quarter of 2022, lower restructuring costs period over period, and lower SG&A expenses related to Rehab that was disposed in the six months ended June 30, 2023, partially offset by increased depreciation expense of $0.8 million and impact of inflation. Our Technologies segment incurred higher SG&A expenses of $2.8 million for the six months ended June 30, 2023. The increase was primarily driven by inflation and higher SG&A associated with the newly acquired SIS business, offset by decreased amortization expense resulting from fully amortized intangible assets acquired in the Business Combination.
Corporate SG&A expenses were $38.3 million for the six months ended June 30, 2023 and $48.9 million for the six months ended June 30, 2022. The lower SG&A expenses of $10.6 million were driven by a decrease in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 14, Stock-Based Compensation, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), a decrease in public company expenses, and reduced restructuring costs in the current year.
Research and development
Research and development (“R&D”) expenses were $16.0 million for the six months ended June 30, 2023 and $14.5 million for the three months ended June 30, 2022, resulting in a increase of $1.5 million. The increase in R&D expense was primarily due to the impact of the SIS acquisition in the amount of $1.4 million in the Technologies segment for the six months ended June 30, 2023.
Goodwill impairment
Goodwill impairment charges were zero and $55.2 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2022, the Company concluded that a triggering event had occurred in the RMS reporting unit of the Technologies segment as a result of the Russia-Ukraine conflict. Based on the quantitative test for the RMS reporting unit, the Company determined that the carrying value exceeded the fair value. As such, the Technologies segment recognized its best estimate of a non-cash impairment loss (see Note 8, Goodwill and intangible assets, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Loss on disposal of business
Loss on disposal of business were $6.2 million and zero for the six months ended June 30, 2023 and 2022, respectively. Subsequent to the closing of the sale of Rehab to Salona on April 3, 2023 and during the six months ended June 30, 2023, significant negative events occurred which impacted the Company's ability to collect the remaining $7.0 million of cash payments. Management determined it was not probable that the $7.0 million of cash payments would be collected and recorded a loss on sale of business of $6.2 million in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations during the six months ended June 30, 2023 (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
(Loss) income from operations
Loss from operations were $24.2 million and $108.2 million for the six months ended June 30, 2023 and 2022, respectively, representing a decrease of $84.0 million. On a segment basis, loss from operations in the Medical segment for the six months ended June 30, 2023 and 2022 was $2.4 million and $8.9 million, respectively, representing a decrease of $6.5 million. Income from operations in the Technologies segment for the six months ended June 30, 2023 was $18.3 million and loss from operations for the six months ended June 30, 2022 was $49.0 million, representing a decrease of $67.3 million. Corporate expenses were $40.1 million and $50.3 million for the six months ended June 30, 2023 and 2022, respectively, representing a decrease in loss from operations of $10.2 million. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $28.5 million for the six months ended June 30, 2023 and $16.3 million for the six months ended June 30, 2022. The $12.2 million increase in interest was due to higher interest rates associated with the 2021 Credit Agreement during the six months ended June 30, 2023 compared to the interest rates during the six months ended June 30, 2022, partially offset by the early debt repayment from T. Rowe Price direct investment. For more information, see Note 9, Borrowings, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency loss, net
We recorded a gain of $0.5 million for the six months ended June 30, 2023 and a loss of $4.8 million for the six months ended June 30, 2022 from foreign currency exchange. The change in net foreign currency losses was due to appreciation in European local currencies in relation to the U.S. dollar.
Change in fair value of warrant liabilities
We recognized an unrealized loss of $19.1 million for the six months ended June 30, 2023 and an unrealized gain of $39.5 million for ,the six months ended June 30, 2022, which resulted in an increased loss of $58.6 million. The increased loss was due to an increase in the fair value of the Public Warrant and Private Placement Warrant liabilities during the six months ended June 30, 2023. See Note 17, Fair Value Measurements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
The effective income tax rate was 3.1% and 12.8% for the six months ended June 30, 2023 and 2022, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the occurrence in 2023 of certain non-deductible expenditures.

The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the six months ended June 30, 2023 and 2022. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 16, Segment Information, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Medical

	Unaudited
(In millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues	$134.4	$126.9
Loss from operations	$(2.4)	$(8.9)
Loss from operations as a % of revenues	(1.8)%	(7.0)%

Medical segment revenues were $134.4 million for the six months ended June 30, 2023 and $126.9 million for the six months ended June 30, 2022, which is an increase of $7.5 million. Revenues increased $12.4 million primarily due to price increases and organic growth. Offsetting the increase in the Medical segment revenues period over period were reduced revenues from the disposal of Rehab by $3.7 million and a negative supply chain issues impact of approximately $0.7 million.
Loss from operations was $2.4 million and $8.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively, representing a decrease in loss from operations of $6.5 million. The decrease in loss from operations period over period was largely due to the increase in revenues described above, a $6.6 million decrease in amortization expenses due to fully amortized intangibles, lower restructuring costs of $2.7 million period over period, and $0.8 million lower SG&A expenses related to Rehab that was disposed in the six months ended June 30, 2023, and the prior period inventory step-up of $0.9 million that no longer impacts the six months ended June 30, 2023. Offsetting the decrease in loss from operations was a loss on disposal of Rehab business in the amount of $6.2 million (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), increased depreciation expense of $0.8 million, and negative impact from inflation.
Technologies

	Unaudited
(In millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues	$244.9	$212.1
Income (loss) from operations	$18.3	$(49.0)
(Loss) Income from operations as a % of revenues	7.5%	(23.1)%
Technologies segment revenues were $244.9 million for six months ended June 30, 2023 and $212.1 million for the six months ended June 30, 2022, representing an increase of $32.8 million. The increase is primarily driven by $20.1 million from price increases and organic growth and the impact of the SIS acquisition by $18.2 million. Offsetting the increased revenues were a negative foreign currency impact of $2.9 million and delays caused by project execution timing and supply chain issues of $2.3 million.
Income from operations was $18.3 million for the six months ended June 30, 2023 and loss from operations was $49.0 million for the six months ended June 30, 2022. Income from operations increased $67.3 million period over period driven primarily by the increase in revenues described above, a $2.7 million decrease in amortization expenses due to fully amortized intangibles, the goodwill impairment charge and the prior period inventory step-up of $55.2 million and $5.4 million, respectively, recognized during six months ended June 30, 2022 that no longer impacts the six months ended June 30, 2023. Offsetting the increases in income from operations were increased cost of revenues and operating expenses of $18.7 million driven by the SIS acquisition and a negative inflation impact.
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

Corporate and other costs were $40.1 million for the six months ended June 30, 2023 and $50.3 million for the six months ended June 30, 2022, which represents a decrease of $10.2 million. The decrease versus the comparable period was predominantly driven by a decrease in stock-based compensation expense of $5.7 million (see Note 14, Stock-Based Compensation, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and a decrease of $3.4 million in professional services mostly due to costs in the prior year related to becoming a public company, and a $6.1 million reduction in costs to achieve integration and operational synergies, offset by an increase of $1.2 million in compensation expense, $0.9 million secondary offering fees incurred on behalf of primary pre-Business Combination investor, Charterhouse Capital Partners LLP ("CCP"), a $2.6 million loss on debt extinguishment incurred during the current year. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 16, Segment Information, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Quarterly Results of Operations
The following table sets forth selected unaudited quarterly financial data for the current Successor quarter, our last five completed fiscal quarters (Successor), the Successor period from October 20, 2021 through December 31, 2021, the period from July 1, 2021 through October 19, 2021 (Predecessor Stub Period), and the Predecessor quarter ended September 30, 2021. The information for each of these periods reflects all adjustments that are of a normal, recurring nature and that we consider necessary for a fair presentation of our operating results for such periods. The results of operations presented should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this document and are not necessarily indicative of our operating results for any future period. Revenues for certain quarters/periods are impacted by the capital spending patterns of government customers, which are influenced by budgetary considerations and driven by timing of fiscal year-ends. Further, as a result of the Business Combination on October 20, 2021, Mirion’s financial statement presentation distinguishes Mirion TopCo as the “Predecessor” for periods prior to the closing of the Business Combination and Mirion Technologies, Inc. as the “Successor” for periods after the closing of the Business Combination. As a result of the application of the acquisition method of accounting in the Successor Period, the financial statements for the Successor Periods are presented on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor Periods that are not presented on the same full step-up basis due to the Business Combination.

	Successor							Predecessor
(In millions)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	October 19, 2021	September 30, 2021
Net loss	$(28.4)	$(42.9)	$(159.7)	$(50.4)	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)
EBITA(1)(2)	$17.2	$4.5	$(114.6)	$(7.1)	$(20.8)	$23.6	$8.4	$(38.8)	$8.5
EBITDA(1)(2)	$24.8	$12.3	$106.8	$0.3	$(13.5)	$29.8	$13.7	$(32.6)	$13.6
Adjusted EBITDA(1)(2)	$44.3	$36.6	$56.4	$30.8	$42.6	$34.9	$44.5	$31.2	$30.9
(1)EBITA, EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. EBITA, EBITDA, and Adjusted EBITDA are included in this document because they are key metrics used by management to assess our financial performance. We believe that these measures are useful because they provide investors with information regarding our operating performance that is used by our management in its reporting and planning processes. These measures may not be comparable to similarly titled measures and disclosures reported by other companies.
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
(2)The following table reconciles EBITA, EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net loss:

	Successor							Predecessor
(In millions)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021
Net loss	$(28.4)	$(42.9)	$(159.7)	$(50.4)	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)
Interest expense, net	13.6	14.9	12.5	13.1	8.4	7.9	6.2	52.8	43.8
Income tax (benefit) provision	(1.2)	(1.1)	(1.7)	(5.0)	(7.4)	(4.1)	(6.8)	(5.6)	(4.7)
Amortization	33.2	33.6	34.3	35.2	37.5	38.8	32.0	19.7	16.1
EBITA	$17.2	$4.5	$(114.6)	$(7.1)	$(20.8)	$23.6	$8.4	$(38.8)	$8.5
Depreciation	7.6	7.8	7.8	7.4	7.3	6.2	5.3	6.2	5.1
EBITDA	$24.8	$12.3	$(106.8)	$0.3	$(13.5)	$29.8	$13.7	$(32.6)	$13.6
Stock/share-based compensation expense	6.0	5.6	7.0	8.5	8.5	7.8	5.3	9.3	—
Increase (decrease) in fair value of warrant liabilities	5.7	13.4	(10.1)	12.0	(19.6)	(19.9)	(1.2)	—	—
Goodwill impairment	—	—	156.6	—	55.2	—	—	—	—
Other impairments	—	—	4.5	—	—	—	—	—	—
Debt extinguishment	—	2.6	—	—	—	—	—	15.9	—
Foreign currency loss (gain), net	(0.2)	(0.3)	(3.0)	3.1	3.3	1.5	1.6	(0.6)	(1.4)
Revenue reduction from purchase accounting	—	—	—	—	—	—	2.3	4.5	3.7
Cost of revenues impact from inventory valuation purchase accounting	—	—	—	—	—	6.3	15.8	—	—
Non-operating expenses	8.0	3.0	8.2	6.9	8.7	9.4	7.0	34.7	15.0
Adjusted EBITDA	$44.3	$36.6	$56.4	$30.8	$42.6	$34.9	$44.5	$31.2	$30.9
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

At June 30, 2023 and December 31, 2022 we had $87.4 million and $73.5 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $54.7 million and $66.4 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $90.0 million of revolving borrowings.
There is a discussion in Note 9, Borrowings, of the condensed consolidated financial statements included elsewhere in this Form 10-Q of the long-term debt arrangements issued by Mirion. For more information on our lease commitments, See Note 10, Leased Assets, of the condensed consolidated financial statements and for other commitments and contingencies, see Note 11, Commitments and Contingencies of the condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.
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
On June 23, 2023, the 2021 Credit Agreement was amended to replace the interest rate based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to U.S. Dollar borrowings under the Existing Credit Agreement with an interest rate based on SOFR and related SOFR-based mechanics. The interest rate under the 2021 Credit Agreement was 7.90% and 7.48% as of June 30, 2023 and December 31, 2022, respectively.
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

Cash flows
For the Six Months Ended June 30, 2023 and for the Six Months Ended June 30, 2022

	Unaudited
(In millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net cash provided by operating activities	$4.4	$28.0
Net cash used in investing activities	$(12.9)	$(14.5)
Net cash provided by (used in) financing activities	$21.8	$(2.4)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $4.4 million for the six months ended June 30, 2023 and $28.0 million for the six months ended June 30, 2022, representing a decrease of $23.6 million. The decrease is primarily due to increases in cash outflows for accounts payable, accrued expenses, deferred revenues and other liabilities due to timing of vendor payments, deferred revenues and payments made for our employee bonus and medical plans.
Net Cash Used in Investing Activities
Net cash used in investing activities was $12.9 million for the six months ended June 30, 2023 and $14.5 million for the six months ended June 30, 2022. The increase is driven primarily by the $1.0 million of proceeds from the Rehab sale and an increase of $1.9 million in interest received on the cross currency swaps that were entered into during the fourth quarter of 2022 (see Note 18, Derivatives and Hedging).
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $21.8 million during the six months ended June 30, 2023 versus a cash usage of $2.4 million during the six months ended June 30, 2022. The increase of $24.2 million primarily relates to the $150.0 million proceeds received on the T Rowe direct investment offset by debt repayments of approximately $127 million (see Recent Developments of the Management Discussion and Analysis).
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
During the three months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.
Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter for the three and six months periods ended June 30, 2023 than from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, because of a material weakness in internal control over financial reporting described below.

Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (U.S. GAAP)

Previously Reported Material Weakness in Internal Control Over Financial Reporting

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

The material weakness did not result in any identified misstatements to the financial statements as of and for the quarter ended June 30, 2023. However, the material weakness created a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

We have undertaken strategic remediation actions, as discussed above, to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended June 30, 2023 but have not materially affected our internal control over financial reporting

There were no other changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the ordinary course of business. For information regarding legal proceedings and other claims in which we are involved, see Note 11, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The disposition of any such currently pending or threatened matters is not expected to have a material effect on our business, results of operations or financial condition. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our business, results of operations and financial condition could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, as further updated and supplemented below, which could materially affect our business, results of operations, and financial condition. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.
The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition

We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. Russia’s invasion of Ukraine, the ensuing build-up of Russian sanctions and other impacts on this region have impacted the global economic environment and currencies resulting in fluctuating demand for our products and services, delays or cancellations of customer projects and difficulties in supplying and sourcing products from this and other geographic regions. In addition, it has become more difficult for certain of our customers and business partners to satisfy their obligations to us as a result of the conflict and we may experience further impacts as the conflict continues. In May 2022, Finland terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland, and as we were a subcontractor for this contract the termination had an impact on our goodwill and our backlog. To date, we have not reached final agreement on our compensation for the work that was performed on this Finnish contract and in June 2023, the Russian state-owned entity demanded the return of approximately $10.5 million of payments it had made to Company while the Finland project was active. In relation to a separate active contract for a project in Hungary, the same Russian state-owned entity attempted unsuccessfully to call on a demand guarantee securing an advance payment in March 2023, and subsequently demanded the return of advance payments and claimed approximately $19.3 million including penalties for project delays in April 2023 (see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Russia and Ukraine ). While we view the claim as without merit, negotiations are taking longer than anticipated, the contract is governed by Russian law, and there is uncertainty as to how its resolution, including any impact from potential modifications or termination of the underlying active contract, and the resolution of the Finnish contract, will impact our business, results of operations and financial condition. In addition, we have experienced and may continue to experience delays in revenue recognition, order booking and contract payments due to export controls and other sanctions instituted to date. The Russian-Ukraine conflict may also escalate or expand in scope, thereby exacerbating its impact. A number of nuclear power plants are being constructed, and/or are being operated, by or with the participation of Russian state-owned enterprises. As the situation evolves, there is a risk that those Russian state-owned enterprises could be sanctioned by the United States Government and/or the European Union. The broader consequences of this conflict cannot be predicted, nor can we predict the conflict's ultimate impact on the global economy or our business, results of operations, and financial condition. We also are continuing to sell medical equipment and related products into Russia in compliance with applicable export control regulations, for medical/humanitarian applications, however this process has recently become more complicated, time-consuming and uncertain and we may be subject to criticism for continuing to sell products to Russia which may damage our reputation, the consequences of which are difficult to predict. In addition, we could be prevented from selling our products or required to cease work on certain customer projects if additional sanctions related to the Russia-Ukraine conflict are imposed or due to changes in applicable export control regulations. The Russia-Ukraine conflict has heightened other risks disclosed herein, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyber-attacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects, each of which could materially adversely affect our business, results of operations, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.
ITEM 6. EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2023).
10.1
Amendment No. 2 dated as of June 23, 2023 to the Credit Agreement, dated as of October 21, 2021, among Mirion Technologies (Holdingsub2), Ltd., Mirion Technologies (US Holdings), Inc., Mirion Technologies (US), Inc., Citibank, N.A., as Administrative Agent and Collateral Agent and the other parties thereto (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on June 27, 2023)

10.2*	Mirion Technologies, Inc. Amended and Restated Non-Employee Director Compensation Program, dated as of June 6, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” or purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	August 2, 2023

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	August 2, 2023

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	August 2, 2023