Form 10-Q
period 2023-09-30
Mirion Technologies, Inc.
filed 2023-11-02
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 27, 2023, there were 217,972,305 shares of Class A common stock, $0.0001 par value per share, and 7,832,333 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, macroeconomic trends, and our competitive positioning are forward-looking statements. This includes, without limitation, statements regarding our expected or future capitalization and capital structure, indebtedness, market share and products sales, market opportunities, manufacturing capabilities and facilities, sales channels and strategies, goodwill impairment, backlog, our supply chain challenges, the Russia-Ukraine conflict, relations between the United States and China, conflict in the Middle East, foreign exchange, interest rate and inflation trends, any merger, acquisition,divestiture or investment activity, including integration of previously completed mergers and acquisitions, or other strategic transactions and investments, legal claims, litigation, arbitration or similar proceedings, including with respect to customer disputes, and the future or expected impact on us of any epidemic, pandemic or other crises. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•changes in domestic and foreign business, market, economic, financial, political and legal conditions, including the Russia-Ukraine conflict, the relationship between the United States and China, and conflict in the Middle East;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$100.5	$73.5
Restricted cash	0.6	0.5
Accounts receivable, net of allowance for doubtful accounts	151.6	171.2
Costs in excess of billings on uncompleted contracts	72.7	50.0
Inventories	155.7	143.3
Prepaid expenses and other current assets	32.0	33.6
Assets held for sale	—	8.5
Total current assets	513.1	480.6
Property, plant, and equipment, net	128.9	124.3
Operating lease right-of-use assets	33.6	40.1
Goodwill	1,414.6	1,418.0
Intangible assets, net	549.3	650.4
Restricted cash	1.0	1.0
Other assets	18.4	24.3
Total assets	$2,658.9	$2,738.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52.9	$67.7
Deferred contract revenue	86.2	83.0
Notes payable to third-parties, current	0.1	5.3
Operating lease liability, current	6.9	8.5
Accrued expenses and other current liabilities	82.1	79.8
Total current liabilities	228.2	244.3
Notes payable to third-parties, non-current	684.1	801.5
Warrant liabilities	36.8	30.5
Operating lease liability, non-current	28.9	34.3
Deferred income taxes, non-current	89.2	116.3
Other liabilities	48.4	44.6
Total liabilities	1,115.6	1,271.5
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 217,960,513 shares issued and outstanding at September 30, 2023; 200,298,834 shares issued and outstanding at December 31, 2022	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 7,832,333 issued and outstanding at September 30, 2023 and 8,040,540 issued and outstanding at December 31, 2022	—	—
Treasury stock, at cost; 87,647 shares at September 30, 2023 and 0 shares at December 31, 2022	(0.7)	—
Additional paid-in capital	2,052.0	1,882.4
Accumulated deficit	(490.2)	(408.5)
Accumulated other comprehensive loss	(82.4)	(75.7)
Mirion Technologies, Inc. stockholders’ equity	1,478.7	1,398.2
Noncontrolling interests	64.6	69.0
Total stockholders’ equity	1,543.3	1,467.2
Total liabilities and stockholders’ equity	$2,658.9	$2,738.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenues:
Product	$142.6	$117.1	$421.6	$364.4
Service	48.6	43.8	148.9	135.5
Total revenues	191.2	160.9	570.5	499.9
Cost of revenues:
Product	84.8	67.1	243.4	215.6
Service	25.6	24.0	79.2	71.2
Total cost of revenues	110.4	91.1	322.6	286.8
Gross profit	80.8	69.8	247.9	213.1
Operating expenses:
Selling, general and administrative	83.7	89.4	252.8	271.3
Research and development	7.9	8.0	23.9	22.5
Goodwill impairment	—	—	—	55.2
Loss on disposal of business	0.3	—	6.5	—
Total operating expenses	91.9	97.4	283.2	349.0
Loss from operations	(11.1)	(27.6)	(35.3)	(135.9)
Other expense (income):
Interest expense	15.5	13.1	46.1	29.4
Interest income	(1.3)	—	(3.4)	—
Loss on debt extinguishment	—	—	2.6	—
Foreign currency loss, net	1.5	3.1	1.0	7.9
Increase (decrease) in fair value of warrant liabilities	(12.8)	12.0	6.3	(27.5)
Other income, net	(0.3)	(0.4)	(0.6)	(0.5)
Loss before income taxes	(13.7)	(55.4)	(87.3)	(145.2)
Benefit from income taxes	(0.8)	(5.0)	(3.1)	(16.5)
Net loss	(12.9)	(50.4)	(84.2)	(128.7)
Loss attributable to noncontrolling interests	(0.8)	(3.3)	(2.5)	(5.3)
Net loss attributable to Mirion Technologies, Inc.	$(12.1)	$(47.1)	$(81.7)	$(123.4)

Net loss per common share attributable to Mirion Technologies, Inc. — basic and diluted	$(0.06)	$(0.26)	$(0.42)	$(0.68)
Weighted average common shares outstanding — basic and diluted	199.223	181.333	195.388	181.058
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In millions)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net loss	$(12.9)	$(50.4)	$(84.2)	$(128.7)
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax	(20.3)	(41.9)	(9.1)	(103.3)
Unrecognized actuarial gain and prior service benefit, net of tax	—	—	—	0.1
Unrealized gain (loss) on net investment hedges, net of tax	5.3	—	0.9	—
Unrealized gain on cash flow hedge, net of tax	0.4	—	1.3	—
Other comprehensive (loss) income, net of tax	(14.6)	(41.9)	(6.9)	(103.2)
Comprehensive loss	(27.5)	(92.3)	(91.1)	(231.9)
Less: Comprehensive loss attributable to noncontrolling interest	(1.3)	(4.9)	(2.7)	(10.2)
Comprehensive loss attributable to Mirion Technologies, Inc.	$(26.2)	$(87.4)	$(88.4)	$(221.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance December 31, 2021	199,523,292	$—	8,560,540	$—	$1,845.5	$(131.6)	$(20.7)	$90.8	$1,784.0
Stock-based compensation expense	—	—	—	—	7.8	—	—	—	7.8
Warrant redemptions	100	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	—	—	—	—	0.1	—	—	—	0.1
Net loss	—	—	—	—	—	(17.7)	—	(1.3)	(19.0)
Other comprehensive loss	—	—	—	—	—	—	(14.2)	(1.5)	(15.7)
Balance March 31, 2022	199,523,392	$—	8,560,540	$—	$1,853.4	$(149.3)	$(34.9)	$88.0	$1,757.2
Stock-based compensation expense	—	—	—	—	8.4	—	—	—	8.4
Stock issued for vested restricted stock units	21,414	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	9,840	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	500,000	—	(500,000)	—	4.9	—	—	(4.9)	—
Purchase accounting adjustments to fair value of noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Net loss	—	—	—	—	—	(58.6)	—	(0.7)	(59.3)
Other comprehensive loss	—	—	—	—	—	—	(43.8)	(1.8)	(45.6)
Balance June 30, 2022	200,054,646	$—	8,060,540	$—	$1,866.8	$(207.9)	$(78.7)	$78.7	$1,658.9
Stock-based compensation expense	—	—	—	—	8.3	—	—	—	8.3
Stock issued for vested restricted stock units	13,488	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	13,952	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	20,000	—	(20,000)	—	0.2	—	—	(0.2)	—
Net loss	—	—	—	—	—	(47.1)	—	(3.3)	(50.4)
Other comprehensive loss	—	—	—	—	—	—	(40.3)	(1.6)	(41.9)
Balance September 30, 2022	200,102,086	$—	8,040,540	$—	$1,875.4	$(255.0)	$(119.0)	$73.6	$1,575.0

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022	200,298,834	$—	8,040,540	$—	—	$—	$1,882.4	$(408.5)	$(75.7)	$69.0	$1,467.2
Warrant redemptions	100	—	—	—	—	—	—	—	—	—	—
Stock issued for vested restricted stock units	40,764	—	—	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	12,090	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	193,207	—	(193,207)	—	—	—	1.6	—	—	(1.6)	—
Issuance of shares of class A common stock, net of offering costs	17,142,857	—	—	—	—	—	149.8	—	—	—	149.8
Stock-based compensation expense	—	—	—	—	—	—	5.5	—	—	—	5.5
Net loss	—	—	—	—	—	—	—	(41.9)	—	(1.0)	(42.9)
Other comprehensive income	—	—	—	—	—	—	—	—	8.0	0.3	8.3
Balance March 31, 2023	217,687,852	$—	7,847,333	$—	—	$—	$2,039.4	$(450.4)	$(67.7)	$66.7	$1,588.0
Stock issued for vested restricted stock units	323,350	—	—	—	—	—	—	—	—	—	—
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(87,647)	—	—	—	87,647	(0.7)	—	—	—	—	(0.7)
Stock compensation to directors in lieu of cash compensation	9,782	—	—	—	—	—	0.1	—	—	—	0.1
Stock-based compensation expense	—	—	—	—	—	—	6.1	—	—	—	6.1
Net loss	—	—	—	—	—	—	—	(27.7)	—	(0.7)	(28.4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Balance June 30, 2023	217,933,337	$—	7,847,333	$—	87,647	$(0.7)	$2,045.6	$(478.1)	$(68.3)	$66.0	$1,564.5
Stock issued for vested restricted stock units	2,204	—	—	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	9,972	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	15,000	—	(15,000)	—	—	—	0.1	—	—	(0.1)	—
Stock-based compensation expense	—	—	—	—	—	—	6.2	—	—	—	6.2
Net loss	—	—	—	—	—	—	—	(12.1)	—	(0.8)	(12.9)
Other comprehensive loss	—	—	—	—	—	—	—	—	(14.1)	(0.5)	(14.6)
Balance September 30, 2023	217,960,513	$—	7,832,333	$—	87,647	$(0.7)	$2,052.0	$(490.2)	$(82.4)	$64.6	$1,543.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
OPERATING ACTIVITIES:
Net loss	$(84.2)	$(128.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	122.8	132.4
Stock-based compensation expense	17.7	24.8
Amortization of debt issuance costs	5.0	2.7
Provision for doubtful accounts	1.5	(0.2)
Inventory obsolescence write down	1.7	0.8
Change in deferred income taxes	(27.3)	(32.3)
Loss on disposal of property, plant and equipment	0.3	0.3
Loss on foreign currency transactions	1.0	7.9
Increase (decrease) in fair values of warrant liabilities	6.3	(27.5)
Amortization of inventory step-up	—	6.3
Goodwill impairment	—	55.2
Loss on disposal of business	6.5	—
Other	(0.6)	0.1
Changes in operating assets and liabilities:
Accounts receivable	15.3	20.0
Costs in excess of billings on uncompleted contracts	(16.4)	(17.4)
Inventories	(14.8)	(35.9)
Prepaid expenses and other current assets	(0.8)	(6.2)
Accounts payable	(15.3)	(1.9)
Accrued expenses and other current liabilities	(0.7)	2.3
Deferred contract revenue and liabilities	7.7	2.8
Other assets	1.2	8.2
Other liabilities	1.3	0.5
Net cash provided by operating activities	28.2	14.2
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash and cash equivalents acquired	—	(6.6)
Proceeds from sale of business	1.0	—
Purchases of property, plant, and equipment and badges	(25.2)	(22.7)
Proceeds from net investment hedge derivative contracts	2.9	—
Sales of property, plant, and equipment	—	0.8
Other investing	(1.0)	—
Net cash used in investing activities	(22.3)	(28.5)
FINANCING ACTIVITIES:
Issuances of common stock	150.0	—
Common stock issuance costs	(0.2)	—
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(0.4)	—
Principal repayments	(127.3)	(4.6)
Proceeds from net cash flow hedge derivative contracts	0.3	—
Other financing	(0.4)	(0.4)
Net cash provided by (used in) financing activities	22.0	(5.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.8)	(6.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	27.1	(25.5)
Cash, cash equivalents, and restricted cash at beginning of period	75.0	85.3
Cash, cash equivalents, and restricted cash at end of period	$102.1	$59.8

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
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies described in Note 1 to the audited Consolidated Financial Statements on Form 10-K for the period ended December 31, 2022.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $7.5 million and $7.4 million as of September 30, 2023 and December 31, 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.
The components of prepaid expenses and other current assets consist of the following (in millions):

	September 30, 2023	December 31, 2022
Prepaid insurance	$0.4	$3.2
Prepaid vendor deposits	4.4	5.1
Prepaid software licenses	4.2	3.2
Short-term marketable securities	5.0	4.3
Income tax receivable and prepaid income taxes	1.4	2.8
Other tax receivables	1.1	1.6
Other current assets	15.5	13.4
	$32.0	$33.6
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $2.5 million for both periods ended September 30, 2023 and December 31, 2022, and were included in deferred income taxes and other liabilities on the Condensed Consolidated Balance Sheets. Accretion expense related to these liabilities was not material for any periods presented.
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
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of September 30, 2023 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $798.8 million and $737.4 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the Company expects to recognize approximately 23%, 36%, 17%, and 10% of the remaining performance obligations as revenue during the fiscal years 2023, 2024, 2025 and 2026, respectively, and the remainder thereafter.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 16, Segment Information.
Warrant Liability

As of September 30, 2023, the Company had outstanding warrants to purchase up to 27,249,779 shares of Class A common stock. The Company accounts for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s Condensed Consolidated Statements of Operations. The fair value of the warrants (the "Public Warrants") issued in connection with GSAH's initial public offering has been measured based on the listed market price of such Public Warrants. As the transfer of certain warrants issued in a private placement (the "Private Placement Warrants") to GS Sponsor II LLC, the sponsor of GSAH (the "Sponsor"), to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 17, Fair Value Measurements.
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
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of September 30, 2023 and December 31, 2022, no customer accounted for more than 10% of the accounts receivable balance.
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
Accounting Guidance Issued But Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06 “Disclosure Improvements”. ASU 2023-06 clarifies or improves disclosure and presentation requirements of a variety of topics. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. The Company is currently evaluating the impact of this ASU.
2. Business Combinations and Acquisitions

The Company continually evaluates potential acquisitions that strategically fit with the Company’s existing portfolio. As a result, on August 1, 2022, the Company acquired the Critical Infrastructure ("CI") business of Collins Aerospace (renamed as Secure Integrated Solutions "SIS") via an Asset Purchase Agreement. The Company paid cash of $6.6 million, but due to net working capital (NWC) settlements to be settled in the future, the GAAP consideration was $5.9 million. The SIS business joined our Technologies segment and specializes in delivering physical and cyber security systems to critical infrastructure based on a command-and-control platform that includes video surveillance, access control, intrusion detection, credential/training management, biometrics, and video analytics. The Company used carrying values as of the closing date of the acquisition of CI (the "CI Acquisition") to value certain current and non-current assets and liabilities, as we determined that they represented the fair value of those items at such date.

All identifiable intangible assets acquired in the CI Acquisition were assigned to developed technology for accounting purposes.

Transaction costs related to the CI Acquisition were not material for the nine months ended September 30, 2023.
Measurement period adjustments to the previously disclosed preliminary fair value of net assets related to the CI Acquisition were recorded in 2023, resulting in a $0.9 million net increase in goodwill and corresponding $0.9 million net increase in Other Accrued Liabilities during the three months ended March 31, 2023. The fair value of net assets recorded for the CI Acquisition was deemed final as of September 30, 2023.
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
3. Disposal of a Business
In the fourth quarter of 2022, the Biodex Rehabilitation ("Rehab") business was deemed as held for sale. On April 3, 2023, the Company closed the sale of Rehab to Salona Global Medical Device Corporation ("Salona") for $1.0 million in cash at closing and an additional $7.0 million in deferred cash payments through January 1, 2024. Subsequent to the closing and during the three months ended June 30, 2023, significant negative events occurred which may impact the Company's ability to collect the remaining $7.0 million of cash payments, including disclosure by Salona that substantial doubt existed as to its ability to continue as a going concern. The Company applied ASC 450 Contingencies to determine the loss on the business disposal since remaining payments are contingent upon Salona's financial situation. Management determined it was not probable that the $7.0 million of cash payments would be collected. The Company recorded a loss on sale of business of $6.5 million in the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2023.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale related to Rehab as of December 31, 2022 (in millions):

December 31, 2022
Inventories	$3.9
Prepaid expenses and other current assets	0.1
Property, plant and equipment — net	0.7
Goodwill	3.8
Assets held for sale	$8.5

Accrued liabilities	0.7
Other non-current liabilities	0.1
Liabilities held for sale (1)	$0.8
(1)Included in accrued expenses and other liabilities within the consolidated balance sheets as of December 31, 2022.

4. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	September 30, 2023	December 31, 2022
Costs incurred on contracts (from inception to completion)	$301.7	$249.6
Estimated earnings	178.7	163.1
Contracts in progress	480.4	412.7
Less: billings to date	(435.3)	(371.8)
	$45.1	$40.9
The carrying amounts related to uncompleted construction-type contracts are included in the accompanying Condensed Consolidated Balance Sheets under the following captions (in millions):

	September 30, 2023	December 31, 2022
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$72.7	$50.0
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	10.2	17.3
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(33.0)	(25.5)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(4.8)	(0.9)
	$45.1	$40.9
(1)Included in other assets within the Condensed Consolidated Balance Sheets.
(2)Included in deferred contract revenue – current within the Condensed Consolidated Balance Sheets.
(3)Included in other liabilities within the Condensed Consolidated Balance Sheets.
For the three and nine months ended September 30, 2023 the Company has recognized revenue of $1.2 million and $14.8 million, respectively, related to the contract liabilities balance as of December 31, 2022.
5. Inventories
The components of inventories consist of the following (in millions):

	September 30, 2023	December 31, 2022
Raw materials	$69.6	$69.7
Work in progress	38.3	28.2
Finished goods	47.8	45.4
	$155.7	$143.3

6. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	September 30, 2023	December 31, 2022
Land, buildings, and leasehold improvements	3-39 years	$47.6	$46.5
Machinery and equipment	5-15 years	36.4	33.6
Badges	3-5 years	38.2	33.4
Furniture, fixtures, computer equipment and other	3-10 years	30.7	25.8
Construction in progress	—	26.3	15.9
		179.2	155.2
Less: accumulated depreciation and amortization		(50.3)	(30.9)
		$128.9	$124.3
Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Depreciation expense in:
Cost of revenues	$4.8	$4.2	$14.2	$12.8
Operating expenses	$3.1	$3.0	$8.8	$7.6

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2023	December 31, 2022
Compensation and related benefit costs	$32.9	$37.6
Customer deposits	12.5	8.5
Accrued commissions	0.5	0.4
Accrued warranty costs	4.1	4.4
Non-income taxes payable	10.0	8.7
Pension and other post-retirement obligations	0.6	0.3
Income taxes payable	8.6	5.5
Restructuring	0.2	1.5
Liabilities held for sale	—	0.8
Other accrued expenses	12.7	12.1
Total	$82.1	$79.8
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
No goodwill impairment was recognized for the three and nine months ended September 30, 2023, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of September 30, 2023 and December 31, 2022 (in millions):

	Medical	Technologies	Consolidated
Balance—December 31, 2022	$616.0	$802.0	$1,418.0
Measurement period adjustment	—	0.9	0.9
Translation adjustment	—	(4.3)	(4.3)
Balance—September 30, 2023	$616.0	$798.6	$1,414.6
A portion of goodwill is deductible for income tax purposes.

Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,626.4	$(211.8)	$1,629.8	$(211.8)
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
Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

		September 30, 2023
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$336.0	$(127.8)	$208.2
Distributor relationships	7 - 13	60.8	(14.1)	46.7
Developed technology	5 - 16	247.8	(59.3)	188.5
Trade names	3 - 10	97.8	(19.3)	78.5
Backlog and other	1 - 4	74.4	(47.0)	27.4
Total		$816.8	$(267.5)	$549.3

		December 31, 2022
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$336.8	$(83.1)	$253.7
Distributor relationships	7 - 13	60.9	(8.7)	52.2
Developed technology	5 - 16	248.9	(36.3)	212.6
Trade names	3 - 10	98.2	(12.0)	86.2
Backlog and other	1 - 4	74.8	(29.1)	45.7
Total		$819.6	$(169.2)	$650.4
Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense for intangible assets in:
Cost of revenues	$6.8	$6.6	$20.3	$19.9
Operating expenses	$25.9	$28.6	$79.2	$91.6

9. Borrowings
Third-party notes payable consist of the following (in millions):

	September 30, 2023	December 31, 2022
2021 Credit Agreement	$694.6	$821.7
Canadian Financial Institution	1.0	1.0
Other	1.8	2.0
Draw on revolving line of credit	—	—
Total third-party borrowings	697.4	824.7
Less: notes payable to third-parties, current	(0.1)	(5.3)
Less: deferred financing costs	(13.2)	(17.9)
Notes payable to third-parties, non-current	$684.1	$801.5
As of September 30, 2023 and December 31, 2022, the fair market value of the Company's 2021 Credit Agreement was $693.7 million and $803.2 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining third-party debt approximates the respective carrying amounts as of September 30, 2023 and December 31, 2022.
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

The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion Technologies (HoldingSub2), Ltd. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion Technologies (HoldingSub2), Ltd. and subsidiaries were in compliance with all debt covenants on September 30, 2023 and December 31, 2022.
Term Loan - The term loan has a seven-year term (expiring October 2028) and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023) or 0.50%, plus 2.75%. No further principal payments are due until the expiration of the term. The interest rate was 8.25% and 7.48% as of September 30, 2023 and December 31, 2022, respectively. The Company repaid $127.1 million and $6.6 million for the nine months ended September 30, 2023 and for year ended December 31, 2022, respectively, yielding an outstanding balance of approximately $694.6 million and $821.7 million as of September 30, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023, the Company used $125.0 million of proceeds received from a direct registered equity offering to pay down early outstanding amounts on the term loan. This payment satisfied the quarterly principal repayment requirement (0.25% of the original principal balance) such that no additional principal repayments are necessary until the expiration of the term loan.
Revolving Line of Credit - The revolving line of credit arrangement has a five year term and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023) or 0%, plus 2.75%. The agreement requires the payment of a commitment fee of 0.50% per annum for unused commitments. The revolving line of credit matures in October 2026, at which time all outstanding revolving facility loans and accrued and unpaid interest are due. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of September 30, 2023 and December 31, 2022. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $11.3 million and $9.4 million as of September 30, 2023 and December 31, 2022, respectively. The amount available on the revolver as of September 30, 2023 and December 31, 2022 was approximately $78.7 million and $80.6 million, respectively.
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
For the three and nine months ended September 30, 2023, we incurred approximately $0.8 million and $5.0 million (including a $2.6 million loss on debt extinguishment for the $125.0 million early debt repayment), respectively, of amortization expense of the deferred financing costs.
Canadian Financial Institution - In May 2019, the Company entered into a credit agreement for C$1.7 million ($1.3 million) with a Canadian financial institution that matures in April 2039. The note bears annual interest at 4.69%. The credit agreement is secured by the facility acquired using the funds obtained.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of September 30, 2023 and December 31, 2022, there were no outstanding amounts under these arrangements.

Accounts Receivable Sales Agreement
We are party to agreements to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution and an unaffiliated Finnish financial institution without recourse. Under these agreements, the Company can sell up to €9.6 million ($10.1 million) and €12.1 million ($13.0 million) as of September 30, 2023 and December 31, 2022, respectively, of eligible accounts receivables. The accounts receivable under these agreements are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of September 30, 2023 and December 31, 2022, there was no amount and approximately $0.1 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for all periods presented and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €71.8 million ($76.0 million) and €63.6 million ($68.1 million), as of September 30, 2023 and December 31, 2022, respectively, subject to certain local restrictions. As of September 30, 2023 and December 31, 2022, there were €53.0 million ($56.1 million) and €43.3 million ($46.3 million), respectively, of the lines that had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $1.6 million and $1.5 million as of September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023, contractual principal payments of total third-party borrowings are as follows (in millions):

Remainder of 2023	$—
Fiscal year ending December 31:
2024	0.1
2025	0.1
2026	1.7
2027	0.1
Thereafter	695.4
Gross Payments	697.4
Unamortized debt issuance costs	(13.2)
Total third-party borrowings, net of debt issuance costs	$684.2

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

During the three months ended June 30, 2023, the Company terminated an operating lease associated with its Rehab business (see Note 3, Disposal of a Business) including a payment of a $0.7 million termination fee. The associated right-of-use asset and lease liability were removed from the Condensed Consolidated Balance Sheets and a gain on lease termination of $0.7 million, net of termination fee paid, was recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023.

The table below presents the locations of the operating lease assets and liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively (in millions):

	Balance Sheet Line Item	September 30, 2023	December 31, 2022
Operating lease assets	Operating lease right-of-use assets	$33.6	$40.1
Financing lease assets	Other assets	$0.2	$0.5

Operating lease liabilities:
Current operating lease liabilities	Current operating lease liabilities	$6.9	$8.5
Non-current operating lease liabilities	Operating lease liability, non-current	28.9	34.3
Liabilities held for sale	Accrued expenses and other current liabilities	—	0.5
Total operating lease liabilities:		$35.8	$43.3

Financing lease liabilities:
Current financing lease liabilities	Accrued expenses and other current liabilities	$0.1	$0.4
Non-current financing lease liabilities	Deferred income taxes and other long-term liabilities	0.1	0.1
Total financing lease liabilities:		$0.2	$0.5

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2023 and December 31, 2022, respectively, are:

	September 30, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term (in years)	6.8	6.9
Weighted average discount rate	4.26%	4.13%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the Condensed Consolidated Balance Sheets as of September 30, 2023 (in millions):

Fiscal year ending December 31:
2023	$2.3
2024	7.8
2025	6.7
2026	5.7
2027	5.0
2028 and thereafter	13.9
Total undiscounted future minimum lease payments	41.4
Less: Imputed interest	(5.6)
Total operating lease liabilities	$35.8

For the three and nine months ended September 30, 2023, operating lease costs (as defined under ASU 2016-02) were $2.6 million and $8.0 million, respectively. For the three and nine months ended September 30, 2022, operating lease costs were $2.3 million and $7.6 million, respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.2 million and $7.5 million for the three and nine months ended September 30, 2023, respectively, and $2.9 million and $8.8 million for the three and nine months ended September 30, 2022 respectively, and these amounts are included in operating activities in the Condensed Consolidated Statements of Cash Flows. Operating lease assets obtained in exchange for new operating lease liabilities were $0.8 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $3.3 million for the three and nine months ended September 30, 2022, respectively.
11. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of September 30, 2023, unconditional purchase obligations were as follows (in millions):

Fiscal year ending December 31:
2023	$13.2
2024	22.1
2025	15.1
2026	2.4
2027	0.3
2028 and thereafter	0.3
Total	$53.4
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
In April 2023, one of our Russian customers made a claim against the Company, including liquidated damages for certain delays under the terms of an active project, in the amount of $19.3 million, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties), subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars). In June 2023, the same customer made a demand against the Company for the return of all payments received by the Company ($10.2 million) related to a Finland nuclear power plant project cancelled in May 2022. No legal actions have been taken to date by the customer on these matters, and management disputes these claims, believes that the Company has substantial defenses and expects to vigorously defend against these claims. However, uncertainty exists as to the resolutions of these matters, including any impact from potential modifications of the underlying active contract.

12. Income Taxes
The effective income tax rate was 5.8% and 3.6% for the three and nine months ended September 30, 2023, respectively, and 9.0% and 11.4% for the three and nine months ended September 30, 2022, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and valuation allowances recorded during 2023.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.
13. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022
Cash Paid For:
Cash paid for interest	$43.7	$25.8
Cash paid for income taxes	$17.6	$8.3
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accrued expense and other liabilities	$1.0	$—
Property, plant, and equipment purchases in accounts payable	$1.8	$0.1
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in millions).

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$100.5	$73.5
Restricted cash—current	0.6	0.5
Restricted cash—non-current	1.0	1.0
Total cash, cash equivalents, and restricted cash	$102.1	$75.0
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
The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended September 30, 2023, the Company granted 11,780 RSUs and no PSUs to certain employees. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) to five (5) years with equal annual installments vesting on the anniversary of the grant date. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

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
During the three and nine months ended September 30, 2023, $2.3 million and $6.0 million, respectively, of stock-based compensation expense was recorded, of which $0.2 million and $0.5 million, respectively was related to non-employee directors. During the three and nine months ended September 30, 2022, $1.6 million and $4.3 million, respectively, of stock-based compensation expense was recorded, of which $0.1 million and $0.5 million, respectively was related to non-employee directors.
In addition, during the three and nine months ended September 30, 2023, certain members of the Company's Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. As such, the Company recorded related stock-based compensation expense for $0.1 million and $0.3 million, respectively, in the same periods. During the three and nine months ended September 30, 2022, the Company recorded related stock-based compensation expense for $0.1 million and $0.3 million, respectively, for the director payments in lieu of cash.

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

During the three and nine months ended September 30, 2023, $3.8 million and $11.7 million, respectively, of stock-based compensation expense was recorded and no new Profit Interests were issued. During the three and nine months ended September 30, 2022, $6.8 million and $20.3 million, respectively, of stock-based compensation expense was recorded and no new Profit Interests were issued.

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

The Private Placement Warrants are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. See Note 17, Fair Value Measurements, for the fair value of the Private Placement Warrants at September 30, 2023.

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

Charterhouse Capital Partners LLP
The Company had entered into agreements with its primary pre-Business Combination investor, Charterhouse Capital Partners LLP ("CCP"), which obligated the Company to pay certain expenses in support of any secondary market offerings of its remaining shares owned after the Business Combination. During the three and nine months ended September 30, 2023, $0.1 million and $1.0 million, respectively, of expenses were recorded. As of July 2023, CCP no longer owns shares in the Company.

16. Segment Information
During the nine months ended September 30, 2023, the Company renamed its Industrial segment as "Technologies."
Beginning January 1, 2023, the Company began measuring segment performance to include the impact of expenses identified as non-operating. Previously, these expenses would have been included with Corporate and other. Segment income (loss) from operations for the three and nine months ended September 30, 2022 has been adjusted for comparability.
The following table summarizes select operating results for each reportable segment (in millions).

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Medical	$68.8	$68.7	$203.2	$195.6
Technologies	122.4	92.2	367.3	304.3
Consolidated Revenues	$191.2	$160.9	$570.5	$499.9
Segment Income (Loss) from Operations
Medical	$4.0	$(3.5)	$1.6	$(12.4)
Technologies	5.4	(3.3)	23.7	(52.3)
Total Segment Income (Loss) from Operations	9.4	(6.8)	25.3	(64.7)
Corporate and other	(20.5)	(20.8)	(60.6)	(71.2)
Consolidated Loss from Operations	$(11.1)	$(27.6)	$(35.3)	$(135.9)
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

	Revenues
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022
North America
Medical	$62.1	$63.7	$185.0	$181.0
Technologies	69.8	49.7	189.1	141.8
Total North America	131.9	113.4	374.1	322.8
Europe
Medical	6.7	5.1	18.2	14.7
Technologies	50.7	40.9	167.2	152.0
Total Europe	57.4	46.0	185.4	166.7
Asia Pacific
Medical	—	—	—	—
Technologies	1.9	1.5	11.0	10.4
Total Asia Pacific	1.9	1.5	11.0	10.4
Total revenues	$191.2	$160.9	$570.5	$499.9

The following details revenues by timing of recognition (in millions):

	Revenues
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022
Point in time	$128.0	$88.8	$371.1	$323.0
Over time	63.2	72.1	199.4	176.9
Total revenues	$191.2	$160.9	$570.5	$499.9
The following details revenues by product category (in millions):

	Revenues
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022
Medical segment:
Medical	$68.8	$68.7	$203.2	$195.6
Technologies segment:
Reactor Safety and Control Systems	48.7	23.7	141.9	89.2
Radiological Search, Measurement, and Analysis Systems	73.7	68.5	225.4	215.1
Total revenues	$191.2	$160.9	$570.5	$499.9
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
Level 3 – Inputs are unobservable and require significant management judgment or estimation.

The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$102.1	$—	$—
Discretionary retirement plan	$3.6	$1.0	$—
Accrued interest receivable on cross currency swaps	$—	$0.1	$—
Interest rate swap (Note 18)	$—	$1.6	$—
Liabilities
Discretionary retirement plan	$3.6	$1.0	$—
Public warrants	$25.3	$—	$—
Private placement warrants	$—	$11.5	$—
Cross-currency rate swaps (Note 18)	$—	$11.6	$—
	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$75.0	$—	$—
Discretionary retirement plan	$3.1	$0.9	$—
Accrued interest receivable on cross currency swaps	$—	$0.1	$—
Liabilities
Discretionary retirement plan	$3.1	$0.9	$—
Public warrants	$21.0	$—	$—
Private placement warrants	$—	$9.5	$—
Cross-currency rate swaps (Note 18)	$—	$12.9	$—
As of September 30, 2023 and December 31, 2022, the fair value of Public Warrants issued in connection with GSAH's IPO have been measured based on the listed market price of such Public Warrants, a Level 1 measurement.
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
For the nine months ended September 30, 2023, the Company recognized an unrealized loss resulting from an increase in the fair value of the warrant liabilities of $6.3 million, which is presented in the Condensed Consolidated Statements of Operations as change in fair value of warrant liabilities.
18. Derivatives and Hedging
The Company's policy requires that derivatives are used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EURO and USD. As such, the Company entered into cross-currency rate swaps during the year ended December 31, 2022 to manage currency risks related to our investments in foreign operations. The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) during the nine months ended September 30, 2023 to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments.
All derivative instruments are carried at fair value in our Condensed Consolidated Balance Sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets:
Accrued Interest Receivable on Cross-Currency Rate Swaps	Prepaid expenses and other currents assets	$0.1	$0.1
Interest Rate Swap	Other non-current assets	1.6	—
Total assets		$1.7	$0.1
Liabilities:
Cross-Currency Rate Swaps	Other non-current liabilities	$11.6	$12.9
Total liabilities		$11.6	$12.9
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

Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCL”) and are reclassified into the line item in our Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCL into earnings. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is three years.

During the three and nine months ended September 30, 2023, the new interest rate swap resulted in gains of $0.5 million and $1.6 million recognized in other comprehensive income ("OCI"), respectively. Gains of $0.3 million were recognized in income through interest expense and reclassified from OCI during the same periods. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified as financing activities in our Condensed Consolidated Statements of Cash Flows.

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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	September 30, 2023	December 31, 2022
Cross-currency rate swaps	€238.8	€238.8	$6.9	$—	$1.3	$—
Total	€238.8	€238.8	$6.9	$—	$1.3	$—
The Company did not reclassify any gains or losses related to net investment hedges from AOCL into earnings during the three and nine months ended September 30, 2023 and September 30, 2022, respectively. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified as investing activities in our Condensed Consolidated Statements of Cash Flows.
19. Loss Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to Mirion Technologies, Inc. shareholders	$(12.1)	$(47.1)	$(81.7)	$(123.4)
Weighted average common shares outstanding – basic and diluted	199.223	181.333	195.388	181.058
Net loss per common share attributable to Mirion Technologies, Inc. — basic and diluted	$(0.06)	$(0.26)	$(0.42)	$(0.68)
Anti-dilutive employee share-based awards, excluded	0.644	1.735	0.650	0.939
Net loss per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the three and nine months ended September 30, 2023 and 2022, respectively; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.

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
As of September 30, 2023, the Company does not expect a significant impact of additional charges from restructuring actions in the next 12 months.

The Company’s restructuring expenses are comprised of the following (in millions):

	Three Months Ended September 30, 2023
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$—	$(0.1)	$(0.1)
Other(1)	—		—
Total	$—	$(0.1)	$(0.1)

	Nine Months Ended September 30, 2023
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$1.1	$1.2
Other(1)	—	0.4	0.4
Total	$0.1	$1.5	$1.6

	Three Months Ended September 30, 2022
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$—	$0.1
Other(1)	—	0.5	0.5
Total	$0.1	$0.5	$0.6

	Nine Months Ended September 30, 2022
(in millions)	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.3	$1.3	$1.6
Other(1)	0.5	3.3	3.8
Total	$0.8	$4.6	$5.4
(1) Includes facilities, inventory write-downs, outside services, legal matters, and IT costs.

The following table summarizes restructuring expenses for each reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Restructuring expenses:
Medical	$—	$—	$0.3	$3.0
Technologies	—	0.6	0.2	1.7
Corporate and other	(0.1)	—	1.1	0.7
Total	$(0.1)	$0.6	$1.6	$5.4
The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets (in millions).

Balance at December 31, 2022	$1.5
Restructuring charges	1.6
Payments	(2.8)
Adjustments	(0.1)
Balance at September 30, 2023	$0.2
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

At the Closing Date, the Company owned 100% of the voting shares (Class A) of IntermediateCo and approximately 96% of the non-voting Class B shares of IntermediateCo. The Company recognized noncontrolling interests for the 8,560,540 shares, representing approximately 4% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company. After the conversion in the current quarter, the Company recognized noncontrolling interests for the 7,832,333 shares, representing the 3.5% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company.

As of September 30, 2023, noncontrolling interests of $64.6 million were reflected in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit).

22. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	September 30, 2023	December 31, 2022
Cumulative foreign currency translation adjustment, net of tax	$(80.3)	$(71.2)
Unrealized gain (loss) on pension and postretirement benefit plans, net of tax	2.1	2.1
Unrealized loss on net investment hedges, net of tax	(9.0)	(9.9)
Unrealized gain on cash flow hedges, net of tax	1.3	—
Less: cumulative loss attributable to noncontrolling interests	(3.5)	(3.3)
Accumulated other comprehensive loss	$(82.4)	$(75.7)
23. Subsequent Events

On November 1, 2023, the Company acquired ec2 Software Solutions LLC and NUMA LLC (collectively “ec2”) for $33 million of cash consideration. Headquartered in Somerset, NJ, ec2 is a medical software company that designs, implements, and supports comprehensive software solutions servicing the nuclear medicine industry. The ec2 team and portfolio of solutions will be integrated into the Company's Medical segment, and ec2’s portfolio of solutions will play a key role in expanding the Company’s software offerings to Medical customers.

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
•Our revenues were $191.2 million for the three months ended September 30, 2023 and $160.9 million for the three months ended September 30, 2022, of which 36.0% and 42.7% were generated in the Medical segment for the three months ended September 30, 2023 and 2022, respectively, and 64.0% and 57.3% were generated in the Technologies segment for the three months ended September 30, 2023 and 2022, respectively.
•Our revenues were $570.5 million for the nine months ended September 30, 2023 and $499.9 million for the nine months ended September 30, 2022, of which 35.6% and 39.1% were generated in the Medical segment for the nine months ended September 30, 2023 and 2022, respectively, and 64.4% and 60.9% were generated in the Technologies segment for the nine months ended September 30, 2023 and 2022, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders, including funded and unfunded government contracts) was $798.8 million and $737.4 million as of September 30, 2023, and December 31, 2022, respectively.
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
•Inflation and interest rates—We expect inflationary pressures to continue. We actively monitor, evaluate and respond to developments relating to operational challenges in an inflationary environment. Global supply chain disruptions and the higher inflationary environment remain unpredictable and our past results may not be indicative of future performance. In addition, the increase in interest rates, which we expect to continue, has in turn led to increases in the interest rates applicable to our indebtedness and increased our debt service costs.

•Tariffs or sanctions—The United States imposes tariffs on imports from China and other countries, which has resulted in retaliatory tariffs and restrictions implemented by China and other countries. There are, at any given time, a multitude of ongoing or threatened armed conflicts around the world, including the ongoing conflicts in Russia-Ukraine and the Middle East. As one example, sanctions by the United States, the European Union, and other countries against Russian entities or individuals related to the Russia-Ukraine conflict, along with any Russian retaliatory measures could increase our costs, adversely affect our operations, or impact our ability to meet existing contractual obligations.
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
The following tables present a reconciliation of certain non-GAAP financial measures for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022.

(In millions)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net loss	$(12.9)	$(50.4)
Interest expense, net	14.2	13.1
Income tax benefit	(0.8)	(5.0)
Amortization	32.7	35.2
EBITA	$33.2	$(7.1)
Depreciation - Mirion Business Combination step-up	1.6	1.6
Depreciation - all other	6.3	5.8
EBITDA	$41.1	$0.3
Stock-based compensation expense	6.1	8.5
Increase (decrease) in fair value of warrant liabilities	(12.8)	12.0
Foreign currency loss, net	1.5	3.1
Non-operating expenses(1)(2)	2.9	6.9
Adjusted EBITDA	$38.8	$30.8
(1)Pre-tax non-operating expenses of $2.9 million for the three months ended September 30, 2023 include $2.2 million of mergers and acquisition expenses; $0.4 million of costs to achieve information technology system integration and efficiency; $0.3 million loss on the disposal of the Rehab business; $0.1 million of fees incurred in connection with a secondary offering made by affiliates of Charterhouse Capital Partners, our former majority stockholders; and $(0.1) million of restructuring costs.
(2)Pre-tax non-operating expenses of $6.9 million for the three months ended September 30, 2022 include a $2.5 million of impairment of equity investment; $1.7 million related to the Business Combination and incremental one-time costs associated with becoming a public company; $1.4 million of mergers and acquisition expenses; $0.6 million of restructuring costs; $0.5 million of costs to achieve information technology system integration and efficiency; and $0.2 million in costs to achieve integration and operational synergies.

(In millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net loss	$(84.2)	$(128.7)
Interest expense, net	42.7	29.4
Income tax benefit	(3.1)	(16.5)
Amortization	99.5	111.5
EBITA	$54.9	$(4.3)
Depreciation - Mirion Business Combination step-up	4.8	4.9
Depreciation - all other	18.5	16.0
EBITDA	$78.2	$16.6
Stock-based compensation expense	17.7	24.8
Increase (decrease) in fair value of warrant liabilities	6.3	(27.5)
Goodwill impairment	—	55.2
Foreign currency loss, net	1.0	7.9
Cost of revenues impact from inventory valuation purchase accounting	—	6.3
Loss on debt extinguishment	2.6	—
Non-operating expenses(1)(2)	13.9	25.0
Adjusted EBITDA	$119.7	$108.3
(1)Pre-tax non-operating expenses of $13.9 million for the nine months ended September 30, 2023 include a $5.9 million loss on the disposal of the Rehab business, net of gain on termination of a related lease; $1.6 million of restructuring costs; $1.0 million of fees incurred in connection with secondary offerings made by affiliates of Charterhouse Capital Partners, our former majority stockholder; $3.0 million related to mergers and acquisition expenses; $0.8 million related to the Business Combination and incremental one-time costs associated with becoming a public company; $1.2 million of costs to achieve information technology system integration and efficiency; and $0.4 million in costs to achieve integration and operational synergies.
(2)Pre-tax non-operating expenses of $25.0 million for the nine months ended September 30, 2022 include $6.7 million in costs to achieve integration and operational synergies; $5.9 million related to the Business Combination and incremental one-time costs associated with becoming a public company; $5.5 million of restructuring costs; $2.5 million of costs to achieve information technology system integration and efficiency; a $2.5 million impairment of an equity investment; and $1.9 million of mergers and acquisition expenses.

The following tables present a reconciliation of GAAP income from operations to non-GAAP Adjusted EBITDA by segment for the three months ended September 30, 2023 and the three months ended September 30, 2022:

	Three Months Ended September 30, 2023
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$4.0	$5.4	$(20.5)	$(11.1)
Amortization	13.5	19.2	—	32.7
Depreciation - core	4.1	2.2	—	6.3
Depreciation - Mirion Business Combination step-up	1.2	0.3	0.1	1.6
Stock-based compensation	0.2	0.3	5.6	6.1
Non-operating expenses	0.6	0.3	2.7	3.6
Other expense / (income)	(0.1)	—	(0.3)	(0.4)
Adjusted EBITDA	$23.5	$27.7	$(12.4)	$38.8

	Three Months Ended September 30, 2022
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$(3.5)	$(3.3)	$(20.8)	$(27.6)
Amortization	15.3	19.9	—	35.2
Depreciation - core	3.5	2.1	0.2	5.8
Depreciation - Mirion Business Combination step-up	1.2	0.3	0.1	1.6
Stock-based compensation	0.1	0.3	8.1	8.5
Goodwill impairment	—	—	—	—
Non-operating expenses	3.9	0.8	2.4	7.1
Other expense / (income)	(0.1)	0.1	0.2	0.2
Adjusted EBITDA	$20.4	$20.2	$(9.8)	$30.8
The following tables present a reconciliation of GAAP income from operations to non-GAAP Adjusted EBITDA by segment for the nine months ended September 30, 2023 and the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2023
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$1.6	$23.7	$(60.6)	$(35.3)
Amortization	41.0	58.5	—	99.5
Depreciation - core	11.6	6.5	0.4	18.5
Depreciation - Mirion Business Combination step-up	3.6	1.0	0.2	4.8
Stock-based compensation	0.5	0.8	16.4	17.7
Non-operating expenses	7.9	0.9	6.0	14.8
Other expense / (income)	—	—	(0.3)	(0.3)
Adjusted EBITDA	$66.2	$91.4	$(37.9)	$119.7

	Nine Months Ended September 30, 2022
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$(12.4)	$(52.3)	$(71.2)	$(135.9)
Amortization	49.6	61.9	—	111.5
Depreciation - core	9.6	5.9	0.5	16.0
Depreciation - Mirion Business Combination step-up	3.6	1.1	0.2	4.9
Cost of revenues impact from inventory valuation purchase accounting	0.9	5.4	—	6.3
Stock-based compensation	0.4	0.7	23.7	24.8
Goodwill impairment	—	55.2	—	55.2
Non-operating expenses	9.2	3.2	12.6	25.0
Other expense / (income)	0.4	0.1	—	0.5
Adjusted EBITDA	$61.3	$81.2	$(34.2)	$108.3

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
Recent Developments
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia's invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Technologies segment. As of September 30, 2023, the Company has approximately $0.7 million in net contract assets and accounts receivable, net of related reserves of approximately $0.3 million for Russian customers and channel partners. The Company maintains $13.6 million in advance payment guarantees and $13.8 million in performance guarantees in support of these projects. As of September 30, 2023, we continue to experience delays in recognizing project revenue due to the trade and financial sanctions made to date. The remaining performance obligations in our backlog for Russian-related projects was approximately $135.9 million at September 30, 2023.
In April 2023, one of our Russian customers made a claim against the Company, including liquidated damages for certain delays under the terms of an active project, in the amount of $19.3 million, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties), subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars). In June 2023, the same customer made a demand against the Company for the return of all payments received by the Company ($10.2 million) related to a Finland nuclear power plant project cancelled in May 2022. No legal actions have been taken to date by the customer on these matters, and management disputes these claims, believes that the Company has substantial defenses and expects to vigorously defend against these claims. However, uncertainty exists as to the resolutions of these matters, including any impact from potential modifications of the underlying active contract.

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
Supply Chain
The global supply chain continued to be stressed by increased demand, along with pandemic-related and other global events that caused increased disruptions to the Company during the three and nine months ended September 30, 2023. The most notable impacts to the Company were delays in sourcing key devices and components needed for our products, resulting in delays in revenue recognition, and increased costs in materials and freight. The Company mitigated a portion of these cost impacts with price increases on certain products. While we experienced some improvements in shipping delivery and associated labor availability during the three and nine months ended September 30, 2023, the supply chain disruption continues to be a challenge and a risk of negatively impacting our future operating margins.

Interest Rates
In connection with the Business Combination, certain of our subsidiaries of the Company entered into the 2021 Credit Agreement to refinance and replace the credit agreement from March 2019. The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $90.0 million senior secured revolving facility (collectively, the “Credit Facilities”). The term loan has a seven-year term (expiring October 2028), bears interest at the greater of the Secured Overnight Financing Rate ("SOFR") or 0.50%, plus 2.75% and has quarterly principal repayments of 0.25% of the original principal balance. Interest rates have been increasing during the year ended December 31, 2022 and nine months ended September 30, 2023 as central banks, specifically the Federal Reserve, have been steadily raising their interest rates to reduce inflation. As a result, the interest rate for the term loan was 8.25% and 5.63% as of September 30, 2023 and September 30, 2022, respectively. If the Federal Reserve and other central banks continue to raise the interest rates, the interest rate for the term loan will continue to increase. We will continue to monitor the interest rate, and will consider actions as appropriate.
Biodex Rehab Sale
On April 3, 2023, the Company closed the sale of Rehab to Salona Global Medical Device Corporation ("Salona") for $1.0 million in cash at closing and an additional $7.0 million in deferred cash payments through January 1, 2024. Subsequent to the closing and during the three months ended June 30, 2023, significant events occurred that may negatively impact the Company's ability to collect the remaining $7.0 million of cash payments, including disclosure by Salona that substantial doubt existed as to its ability to continue as a going concern. The Company applied ASC 450 Contingencies to determine the loss on the business disposal since remaining payments are contingent on Salona's financial situation. While management plans to continue to pursue and work with Salona on these payments, we determined it was probable that the $7.0 million of cash payments would not be received, and as a result a loss on sale of business of $6.5 million was recorded in the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2023.
ec2 Software Solutions LLC and NUMA LLC Acquisition
On November 1, 2023, the Company acquired ec2 Software Solutions LLC and NUMA LLC (collectively “ec2”) for $33 million of cash consideration. Headquartered in Somerset, NJ, ec2 is a medical software company that designs, implements, and supports comprehensive software solutions servicing the nuclear medicine industry. The ec2 team and portfolio of solutions will be integrated into the Company's Medical segment, and ec2’s portfolio of solutions will play a key role in expanding the Company’s software offerings to Medical customers.
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

Results of Operations
For the Three Months Ended September 30, 2023 and the Three Months Ended September 30, 2022

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Revenues	$191.2	$160.9
Cost of revenues	110.4	91.1
Gross profit	80.8	69.8
Selling, general and administrative expenses	83.7	89.4
Research and development	7.9	8.0
Loss on disposal of business	0.3	—
Loss from operations	(11.1)	(27.6)
Interest expense, net	14.2	13.1
Foreign currency loss, net	1.5	3.1
Increase (decrease) in fair value of warrant liabilities	(12.8)	12.0
Other income, net	(0.3)	(0.4)
Loss before benefit from income taxes	(13.7)	(55.4)
(Benefit from) provision for income taxes	(0.8)	(5.0)
Net loss	(12.9)	(50.4)
Loss attributable to noncontrolling interests	(0.8)	(3.3)
Net loss attributable to stockholders	$(12.1)	$(47.1)
Overview
Revenues were $191.2 million for the three months ended September 30, 2023 and $160.9 million for the three months ended September 30, 2022. Our Medical segment contributed $68.8 million and $68.7 million of revenues for the three months ended September 30, 2023 and 2022, respectively. Our Technologies segment contributed $122.4 million and $92.2 million of revenues for the three months ended September 30, 2023 and 2022, respectively. Gross profit was $80.8 million and $69.8 million for the three months ended September 30, 2023 and 2022, respectively, resulting in a $11.0 million increase from the three months ended September 30, 2022.
Net loss was $12.9 million and $50.4 million for the three months ended September 30, 2023 and 2022, respectively. Our Medical segment contributed $4.0 million of income from operations and $3.5 million of loss from operations for the three months ended September 30, 2023 and 2022, respectively. Our Technologies segment contributed $5.4 million of income from operations and $3.3 million of loss from operations for the three months ended September 30, 2023 and 2022, respectively. The overall decrease in net loss is primarily driven by increased revenues in the Technologies segment, decreased amortization expense in the current year due to fully amortized intangibles, lower selling, general and administrative costs associated with stock-based compensation expense, a $24.8 million change in the gain from fair value of warrant liabilities, decreased public company administrative costs and and an impairment charge of equity investment in the Medical segment during the three months ended September 30, 2022. Offsetting these items were an increase in interest expense and lower benefit from income taxes in the current year.
Revenues were $191.2 million for the three months ended September 30, 2023 and $160.9 million for the three months ended September 30, 2022. Revenues increased $30.3 million from the three months ended September 30, 2022.
Medical segment revenues remained consistent for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 primarily due to price increases, organic volume growth, and a favorable foreign currency impact. Offsetting the increase in Medical segment revenues period over period was a negative impact from supply chain issues and reduced revenues from disposal of Rehab (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Technologies segment revenues increased for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 primarily due to price increases, organic volume growth, a favorable foreign currency impact, and the current year impact of the SIS acquisition that occurred in August 2022.
Cost of revenues
Cost of revenues was $110.4 million for the three months ended September 30, 2023 and $91.1 million for the three months ended September 30, 2022. Cost of revenues increased $19.3 million for the three months ended September 30, 2023 as compared with the three months ended September 30, 2022.
Cost of revenues related to the Medical segment decreased $2.0 million period over period due to a reduction of cost of revenues from the disposal of Rehab (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and improved product margin mix. The decrease was partly offset by an increase in cost of revenues due to higher operations from organic growth over the same period and increased costs from inflation.
Cost of revenues related to the Technologies segment increased $21.3 million period over period. The increase was primarily driven by an increase in operations and revenues over the same period, a negative product mix from lower margin projects in the current year primarily in our France division, increased costs related to SIS business, and inflation.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $83.7 million for the three months ended September 30, 2023 and $89.4 million for the three months ended September 30, 2022, resulting in a decrease of $5.7 million.
Our Medical segment incurred lower SG&A expenses of $5.2 million for the three months ended September 30, 2023 compared with the three months ended September 30, 2022. The decrease was primarily due to the disposal of Rehab (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), the impact of the decreased amortization expense resulting from customer relationships acquired in the Business Combination amortized using the double declining balance method and other intangible assets acquired in the Business Combination that were fully amortized by the fourth quarter of 2022, decreased SG&A from prior year acquisition costs, and an impairment charge of equity investment of Medical segment during the three months ended September 30, 2022. The decrease was partly offset by higher inventory reserve, bad debt expense, and inflation.
Our Technologies segment incurred higher SG&A expenses of $1.0 million for the three months ended September 30, 2023. The increase was primarily driven by inflation and higher SG&A associated with the newly acquired SIS business, offset by decreased amortization expense resulting from customer relationships acquired in the Business Combination amortized using the double declining balance method.

Corporate SG&A expenses were $18.8 million for the three months ended September 30, 2023 and $20.3 million for the three months ended September 30, 2022. The decrease in SG&A expenses of $1.5 million was driven by a decrease in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 14, Stock-Based Compensation, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), a decrease in professional fees supporting our public company infrastructure, and a reduction in insurance costs, partially offset by an increase in compensation costs and acquisition costs.
Research and development (“R&D”) expenses were $7.9 million for the three months ended September 30, 2023 and $8.0 million for the three months ended September 30, 2022, resulting in a decrease of $0.1 million period over period. The decrease in R&D expense was primarily due to a $1.2 million and $0.2 million decrease in R&D spend in the Technologies and Medical segments, respectively, for the three months ended September 30, 2023, partially offset by the impact of the SIS acquisition in the amount of $0.3 million and increased Corporate compensation costs of $0.8 million.

(Loss) income from operations
Loss from operations was $11.1 million for the three months ended September 30, 2023 compared with $27.6 million for the three months ended September 30, 2022. On a segment basis, income (loss) from operations in the Medical segment for the three months ended September 30, 2023 and 2022 was $4.0 million and $(3.5) million, respectively, representing an increase of $7.5 million period over period. Income (loss) from operations in the Technologies segment for the three months ended September 30, 2023 and three months ended September 30, 2022 was $5.4 million and $(3.3) million, respectively, representing an increase of $8.7 million period over period. Corporate expenses were $20.5 million and $20.8 million for the three months ended September 30, 2023 and 2022, respectively, representing an increase in income from operations of $0.3 million as discussed in "Selling, general and administrative expenses" above. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $14.2 million for the three months ended September 30, 2023 and $13.1 million for the three months ended September 30, 2022. The $1.1 million increase in interest expense was due to higher interest rates associated with the 2021 Credit Agreement during the three months ended September 30, 2023 compared to the interest rates during the three months ended September 30, 2022, partially offset by the early debt repayment from the T. Rowe Price direct investment and the settlement of derivatives in the current year. For more information, see Note 9, Borrowings, and Note 18, Derivatives and Hedging, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency loss, net
We recorded a $1.5 million loss for the three months ended September 30, 2023 and a $3.1 million loss for the three months ended September 30, 2022 from foreign currency exchange. The change in net foreign currency losses is due to appreciation in European local currencies in relation to the U.S. dollar.
Change in fair value of warrant liabilities
We recognized an unrealized gain of $12.8 million for the three months ended September 30, 2023 and an unrealized loss of $12.0 million for the three months ended September 30, 2022, which resulted in a gain of $24.8 million during the period. This gain is due to a decrease in the fair value of the Public Warrant and Private Placement Warrant liabilities during the three months ended September 30, 2023 and an increase in the fair value during the three months ended September 30, 2022. See Note 17, Fair Value Measurements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
Our effective income tax rate was 5.8% and 9.0% for the three months ended September 30, 2023 and the three months ended September 30, 2022, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and valuation allowances recorded during 2023.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the three months ended September 30, 2023 and 2022. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 16, Segment Information, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Medical

	Unaudited
(In millions)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Revenues	$68.8	$68.7
Income (loss) from operations	$4.0	$(3.5)
Income (loss) from operations as a % of revenues	5.8%	(5.1)%

Medical segment revenues were $68.8 million for the three months ended September 30, 2023 and $68.7 million for the three months ended September 30, 2022, representing a $0.1 million increase. Revenues increased $6.2 million due to price increases and organic growth and $0.5 million due to a favorable foreign currency impact. Offsetting the increase in the Medical segment revenues period over period were reduced revenues from the disposal of Rehab by $4.7 million and a negative supply chain issues impact of approximately $1.8 million.
Income (loss) from operations was $4.0 million and $(3.5) million for the three months ended September 30, 2023 and 2022, respectively, representing an increase in income from operations of $7.5 million. The increase in income from operations period over period was largely due to price increases and organic growth discussed above, $1.3 million from favorable product / service mix, a decrease in amortization expenses of $1.8 million resulting from fully amortized intangible assets from the Business Combination and other intangibles from the Business Combination using the double declining balance method, and costs that were not applicable in the three months ended September 30, 2023 including $1.2 million in acquisition costs and a $2.5 million impairment charge of equity investment in the Medical segment during the three months ended September 30, 2022. Offsetting the increase in income were the negative supply chain issues discussed above, inventory and bad debt reserve increase of $2.7 million, and remainder primarily due to inflation.
Technologies

	Unaudited
(In millions)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Revenues	$122.4	$92.2
Income (loss) from operations	$5.4	$(3.3)
Income (loss) from operations as a % of revenues	4.4%	(3.6)%
Technologies segment revenues were $122.4 million for three months ended September 30, 2023 and $92.2 million for the three months ended September 30, 2022, representing an increase of $30.2 million. The increase is primarily driven by increased revenue of $26.5 million due to price increases and organic growth, $3.6 million favorable foreign currency impact, and the impact of the SIS acquisition by $2.4 million.
Income from operations was $5.4 million for the three months ended September 30, 2023 and loss from operations was $3.3 million for the three months ended September 30, 2022. Income from operations increased $8.7 million period over period driven primarily by the increase in revenues described above and $1.1 million in lower amortization expenses due to intangibles amortized using the double declining balance method. Partially offsetting the increases in income from operations were increased cost of revenues and operating expenses of $2.5 million driven by the SIS acquisition, increased cost of revenues of $11.5 million due to higher volume, a $2.9 million increase in cost of revenues due to product mix, and remainder primarily due to a negative inflation impact.
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

Corporate and other costs were $20.5 million for the three months ended September 30, 2023 and $20.8 million for the three months ended September 30, 2022, which represents a decrease of $0.3 million. The decrease versus the comparable period was predominantly driven by a decrease in stock-based compensation expense of $2.4 million (see Note 14, Stock-Based Compensation, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), a $1.7 million decrease in professional fees supporting our public company infrastructure, and a $0.4 million reduction in insurance costs, partially offset by a $2.3 million increase in compensation costs and $2.2 million increase in acquisition costs. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 16, Segment Information, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
For the Nine Months Ended September 30, 2023 and the Nine Months Ended September 30, 2022
The following tables summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenues	$570.5	$499.9
Cost of revenues	322.6	286.8
Gross profit	247.9	213.1
Selling, general and administrative expenses	252.8	271.3
Research and development	23.9	22.5
Goodwill impairment	—	55.2
Loss on disposal of business	6.5	—
Loss from operations	(35.3)	(135.9)
Interest expense, net	42.7	29.4
Loss on debt extinguishment	2.6	—
Foreign currency loss, net	1.0	7.9
Change in fair value of warrant liabilities - loss/(gain)	6.3	(27.5)
Other income, net	(0.6)	(0.5)
Loss before benefit from income taxes	(87.3)	(145.2)
Benefit from income taxes	(3.1)	(16.5)
Net loss	(84.2)	(128.7)
Loss attributable to noncontrolling interests	(2.5)	(5.3)
Net loss attributable to stockholders	$(81.7)	$(123.4)
Overview
Revenues were $570.5 million for the nine months ended September 30, 2023 and $499.9 million for the nine months ended September 30, 2022. Our Medical segment contributed $203.2 million and $195.6 million of revenues for the nine months ended September 30, 2023 and 2022, respectively. Our Technologies segment contributed $367.3 million and $304.3 million of revenues for the nine months ended September 30, 2023 and 2022, respectively. Gross profit was $247.9 million and $213.1 million for the nine months ended September 30, 2023 and 2022, respectively, resulting in a $34.8 million increase from the nine months ended September 30, 2022.
Net loss was $84.2 million and $128.7 million for the nine months ended September 30, 2023 and 2022, respectively. Our Medical segment contributed $1.6 million income from operations and $12.4 million loss from operations for the nine months ended September 30, 2023 and 2022, respectively. Our Technologies segment was responsible for a $23.7 million income from operations and $52.3 million loss from operations for the nine months ended September 30, 2023 and 2022, respectively. The overall decrease in net loss is primarily driven by increased revenues in both Medical and Technologies segments, decreased amortization expense in the current year due to fully amortized intangibles and the intangibles amortizing using the double declining balance method, lower selling, general and administrative costs associated with reduced stock-based compensation expense, lower professional services fees associated with becoming a public company in the prior year and lower costs to achieve operational efficiencies, and a $55.2 million goodwill impairment charge in the

Technologies segment during the nine months ended September 30, 2022 that were not applicable during the nine months ended September 30, 2023. Partially offsetting these items were an increase in interest expense in the current year, a $33.8 million change in the loss from fair value of warrant liabilities, and a $2.6 million loss on debt extinguishment in the first quarter of 2023.
Revenues
Revenues were $570.5 million for the nine months ended September 30, 2023 and $499.9 million for the nine months ended September 30, 2022. Revenues increased $70.6 million from the nine months ended September 30, 2022.
Medical segment revenues increased for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 primarily due to price increases and organic volume growth. Partially offsetting the increase in Medical segment revenues period over period was a negative impact from supply chain issues and reduced revenues from the disposal of Rehab (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Technologies segment revenues increased period over period primarily due to price increases, organic volume growth, and the impact of the SIS acquisition in 2022. Partially offsetting the increase in Technologies segment revenues period over period were delays caused by supply chain issues and impacts from the Russia-Ukraine conflict.
Cost of revenues
Cost of revenues was $322.6 million for the nine months ended September 30, 2023 and $286.8 million for the nine months ended September 30, 2022. which represents $35.8 million increase period over period.
Cost of revenues related to the Medical segment decreased $1.9 million period over period due to a reduction of cost of revenues from the disposal of Rehab (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Additionally, cost of revenues for the nine months ended September 30, 2022 includes costs from purchase accounting related to the fair value of inventory from the Business Combination that were not applicable during the nine months ended September 30, 2023. The decreases were offset by increased cost of revenues due to an increase in operations and revenues over the same period.
Cost of revenues related to the Technologies segment increased $37.7 million period over period. The increase was primarily driven by an increase in operations and revenues over the same period, increased costs related to the SIS business acquired in August 2022, and inflation. Partially offsetting the increase in cost of revenues was a favorable foreign currency impact. In addition, cost of revenues for the nine months ended September 30, 2022 includes costs from purchase accounting related to the fair value of inventory from the Business Combination that were not applicable during the nine months ended September 30, 2023.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $252.8 million for the nine months ended September 30, 2023 and $271.3 million for the nine months ended September 30, 2022, resulting in a decrease of $18.5 million.
Our Medical segment incurred lower SG&A expenses of $10.1 million for the nine months ended September 30, 2023 compared to the previous period. The decreases were primarily due to the impact of the decreased amortization expense resulting from intangible assets acquired in the Business Combination that were fully amortized by the fourth quarter of 2022 and other intangibles from the Business Combination that were amortized using the double declining balance method and lower SG&A expenses related to the Rehab business that was disposed in the nine months ended September 30, 2023. Additionally, SG&A for the nine months ended September 30, 2022 includes impairment of an equity investment that were not applicable during the nine months ended September 30, 2023. Partially offsetting the decreases were increased depreciation expense of $1.0 million and the impact of inflation. Our Technologies segment incurred higher SG&A expenses of $3.9 million for the nine months ended September 30, 2023 compared to the previous period. The increase was primarily driven by inflation and higher SG&A associated with the acquired SIS business, offset by decreased amortization expense resulting from certain intangible assets acquired in the Business Combination that were amortized using the double declining balance method.
Corporate SG&A expenses were $57.0 million for the nine months ended September 30, 2023 and $69.3 million for the nine months ended September 30, 2022. The lower SG&A expenses of $12.3 million were driven by a decrease in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 14, Stock-Based

Compensation, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), a reduction in insurance costs, a decrease in public company expenses, and reduced costs to achieve information technology system integration and efficiency in the current year, partially offset by increased compensation costs.
Research and development
Research and development (“R&D”) expenses were $23.9 million for the nine months ended September 30, 2023 and $22.5 million for the nine months ended September 30, 2022, resulting in a increase of $1.4 million. The increase in R&D expense was primarily due to the impact of the SIS acquisition in the amount of $1.7 million in the Technologies segment for the nine months ended September 30, 2023, partly offset by R&D spend decreases in both the Medical and Technologies segments.
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
Loss on disposal of business
Loss on disposal of business was $6.5 million for the nine months ended September 30, 2023. Subsequent to the closing of the sale of Rehab to Salona on April 3, 2023 and during the nine months ended September 30, 2023, significant negative events occurred which impacted the Company's ability to collect the remaining $7.0 million of cash payments from the sale to Salona. Management determined it was not probable that the $7.0 million of cash payments would be collected and recorded a loss on sale of business of $6.5 million in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2023 (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
(Loss) income from operations
Loss from operations were $35.3 million and $135.9 million for the nine months ended September 30, 2023 and 2022, respectively, representing a decrease of $100.6 million. On a segment basis, income from operations in the Medical segment for the nine months ended September 30, 2023 was $1.6 million and loss from operations for the nine months ended September 30, 2022 was $12.4 million, representing an increase of $14.0 million. Income from operations in the Technologies segment for the nine months ended September 30, 2023 was $23.7 million and loss from operations for the nine months ended September 30, 2022 was $52.3 million, representing an increase of $76.0 million. Corporate expenses were $60.6 million and $71.2 million for the nine months ended September 30, 2023 and 2022, respectively, representing a decrease in loss from operations of $10.6 million. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $42.7 million for the nine months ended September 30, 2023 and $29.4 million for the nine months ended September 30, 2022. The $13.3 million increase in interest was due to higher interest rates associated with the 2021 Credit Agreement during the nine months ended September 30, 2023 compared to the interest rates during the nine months ended September 30, 2022, partially offset by the impact from early debt repayment achieved with the proceeds from the T. Rowe Price direct investment and the settlement of derivatives in the current year. For more information, see Note 9, Borrowings, and Note 18, Derivatives and Hedging, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency loss, net
We recorded a loss of $1.0 million for the nine months ended September 30, 2023 and a loss of $7.9 million for the nine months ended September 30, 2022 from foreign currency exchange. The $6.9 million change in net foreign currency losses was due to appreciation in European local currencies in relation to the U.S. dollar.

Change in fair value of warrant liabilities
We recognized an unrealized loss of $6.3 million for the nine months ended September 30, 2023 and an unrealized gain of $27.5 million for the nine months ended September 30, 2022, which resulted in an increased loss of $33.8 million. The increased loss was due to an increase in the fair value of the Public Warrant and Private Placement Warrant liabilities during the nine months ended September 30, 2023. See Note 17, Fair Value Measurements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
The effective income tax rate was 3.6% and 11.4% for the nine months ended September 30, 2023 and 2022, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and valuation allowances recorded during 2023.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the nine months ended September 30, 2023 and 2022. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 16, Segment Information, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Medical

	Unaudited
(In millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenues	$203.2	$195.6
Income (loss) from operations	$1.6	$(12.4)
Income (loss) from operations as a % of revenues	0.8%	(6.3)%

Medical segment revenues were $203.2 million for the nine months ended September 30, 2023 and $195.6 million for the nine months ended September 30, 2022, which is an increase of $7.6 million. Revenues increased $18.6 million primarily due to price increases and organic growth. Offsetting the increase in the Medical segment revenues period over period were reduced revenues from the disposal of Rehab by $8.4 million and negative supply chain issues impact of approximately $2.5 million.
Income from operations was $1.6 million for the nine months ended September 30, 2023 and loss from operations was $12.4 million for the nine months ended September 30, 2022, respectively, representing an increase in income from operations of $14.0 million. The increase in income from operations period over period was largely due to the increase in revenues described above, a $8.6 million decrease in amortization expenses due to fully amortized intangibles and certain intangibles amortized using the double declining balance method, $2.2 million lower SG&A expenses related to Rehab that was disposed in the nine months ended September 30, 2023, and the prior period inventory step-up of $0.9 million and impairment charge of $2.5 million that were not applicable during the nine months ended September 30, 2023. Offsetting the increase in income from operations was a loss on disposal of Rehab business in the amount of $6.5 million (see Note 3, Disposal of a Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), increased depreciation expense of $1.0 million, increased bad debt expense of $1.4 million, and negative impact from inflation.

Technologies

	Unaudited
(In millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenues	$367.3	$304.3
Income (loss) from operations	$23.7	$(52.3)
Income (loss) from operations as a % of revenues	6.5%	(17.2)%
Technologies segment revenues were $367.3 million for nine months ended September 30, 2023 and $304.3 million for the nine months ended September 30, 2022, representing an increase of $63.0 million. The increase is primarily driven by $46.6 million from price increases and organic growth and the impact of the SIS acquisition by $20.7 million. Offsetting the increased revenues were delays caused by supply chain issues and the impact from the Russia-Ukraine conflict of $5.0 million.
Income from operations was $23.7 million for the nine months ended September 30, 2023 and loss from operations was $52.3 million for the nine months ended September 30, 2022. Income from operations increased $76.0 million period over period driven primarily by the increase in revenues described above, a $3.8 million decrease in amortization expenses due to certain intangibles being amortized using the double declining balance method, and the goodwill impairment charge and inventory step-up of $55.2 million and $5.4 million, respectively, recognized during nine months ended September 30, 2022 that no longer impacts the nine months ended September 30, 2023. Offsetting the increases in income from operations were increased cost of revenues and operating expenses of $21.1 million driven by the SIS acquisition and increased cost of revenues of $1.1 million due to supply chain issues, and a negative inflation impact.
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

Corporate and other costs were $60.6 million for the nine months ended September 30, 2023 and $71.2 million for the nine months ended September 30, 2022, which represents a decrease of $10.6 million. The decrease versus the comparable period was predominantly driven by a decrease in stock-based compensation expense of $7.3 million (see Note 14, Stock-Based Compensation, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), a $1.2 million reduction in insurance costs, a decrease of $5.1 million in professional services mostly due to costs in the prior year related to becoming a public company, and a $1.3 million reduction in costs to achieve information technology system integration and efficiency, offset by an increase of $2.7 million in compensation expense, $1.1 million secondary offering fees incurred on behalf of primary pre-Business Combination investor, Charterhouse Capital Partners LLP ("CCP"), and a $2.6 million loss on debt extinguishment incurred during the current year. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 16, Segment Information, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Quarterly Results of Operations
The following table sets forth selected unaudited quarterly financial data for the current Successor quarter, our last six completed fiscal quarters (Successor), the Successor period from October 20, 2021 through December 31, 2021, the period from July 1, 2021 through October 19, 2021 (Predecessor Stub Period), and the Predecessor quarter ended September 30, 2021. The information for each of these periods reflects all adjustments that are of a normal, recurring nature and that we consider necessary for a fair presentation of our operating results for such periods. The results of operations presented should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this document and are not necessarily indicative of our operating results for any future period. Revenues for certain quarters/periods are impacted by the capital spending patterns of government customers, which are influenced by budgetary considerations and driven by timing of fiscal year-ends. Further, as a result of the Business Combination on October 20, 2021, Mirion’s financial statement presentation distinguishes Mirion TopCo as the “Predecessor” for periods prior to the closing of the Business Combination and Mirion Technologies, Inc. as the “Successor” for periods after the closing of the Business Combination. As a result of the application of the acquisition method of accounting in the Successor Period, the financial statements for the Successor Periods are presented on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor Periods that are not presented on the same full step-up basis due to the Business Combination.

	Successor								Predecessor
(In millions)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021
Net loss	$(12.9)	$(28.4)	$(42.9)	$(159.7)	$(50.4)	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)
EBITA(1)(2)	$33.2	$17.2	$4.5	$(114.6)	$(7.1)	$(20.8)	$23.6	$8.4	$(38.8)	$8.5
EBITDA(1)(2)	$41.1	$24.8	$12.3	$106.8	$0.3	$(13.5)	$29.8	$13.7	$(32.6)	$13.6
Adjusted EBITDA(1)(2)	$38.8	$44.3	$36.6	$56.4	$30.8	$42.6	$34.9	$44.5	$31.2	$30.9
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
(2)The following table reconciles EBITA, EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net loss:

	Successor								Predecessor
(In millions)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	September 30, 2021
Net loss	$(12.9)	$(28.4)	$(42.9)	$(159.7)	$(50.4)	$(59.3)	$(19.0)	$(23.0)	$(105.7)	$(46.7)
Interest expense, net	14.2	13.6	14.9	12.5	13.1	8.4	7.9	6.2	52.8	43.8
Income tax (benefit) provision	(0.8)	(1.2)	(1.1)	(1.7)	(5.0)	(7.4)	(4.1)	(6.8)	(5.6)	(4.7)
Amortization	32.7	33.2	33.6	34.3	35.2	37.5	38.8	32.0	19.7	16.1
EBITA	$33.2	$17.2	$4.5	$(114.6)	$(7.1)	$(20.8)	$23.6	$8.4	$(38.8)	$8.5
Depreciation	7.9	7.6	7.8	7.8	7.4	7.3	6.2	5.3	6.2	5.1
EBITDA	$41.1	$24.8	$12.3	$(106.8)	$0.3	$(13.5)	$29.8	$13.7	$(32.6)	$13.6
Stock/share-based compensation expense	6.1	6.0	5.6	7.0	8.5	8.5	7.8	5.3	9.3	—
Increase (decrease) in fair value of warrant liabilities	(12.8)	5.7	13.4	(10.1)	12.0	(19.6)	(19.9)	(1.2)	—	—
Goodwill impairment	—	—	—	156.6	—	55.2	—	—	—	—
Other impairments	—	—	—	4.5	—	—	—	—	—	—
Debt extinguishment	—	—	2.6	—	—	—	—	—	15.9	—
Foreign currency loss (gain), net	1.5	(0.2)	(0.3)	(3.0)	3.1	3.3	1.5	1.6	(0.6)	(1.4)
Revenue reduction from purchase accounting	—	—	—	—	—	—	—	2.3	4.5	3.7
Cost of revenues impact from inventory valuation purchase accounting	—	—	—	—	—	—	6.3	15.8	—	—
Non-operating expenses	2.9	8.0	3.0	8.2	6.9	8.7	9.4	7.0	34.7	15.0
Adjusted EBITDA	$38.8	$44.3	$36.6	$56.4	$30.8	$42.6	$34.9	$44.5	$31.2	$30.9
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

At September 30, 2023 and December 31, 2022 we had $100.5 million and $73.5 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $62 million and $66.4 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $90.0 million of revolving borrowings.
There is a discussion in Note 9, Borrowings, of the condensed consolidated financial statements included elsewhere in this Form 10-Q of the long-term debt arrangements issued by Mirion. For more information on our lease commitments, See Note 10, Leased Assets, of the condensed consolidated financial statements and for other commitments and contingencies, see Note 11, Commitments and Contingencies, of the condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.
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
On June 23, 2023, the 2021 Credit Agreement was amended to replace the interest rate based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to U.S. Dollar borrowings under the Existing Credit Agreement with an interest rate based on SOFR and related SOFR-based mechanics. The interest rate under the 2021 Credit Agreement was 8.25% and 7.48% as of September 30, 2023 and December 31, 2022, respectively.
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

Cash flows
For the Nine Months Ended September 30, 2023 and for the Nine Months Ended September 30, 2022

	Unaudited
(In millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash provided by operating activities	$28.2	$14.2
Net cash used in investing activities	$(22.3)	$(28.5)
Net cash provided by (used in) financing activities	$22.0	$(5.0)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $28.2 million for the nine months ended September 30, 2023 and $14.2 million for the nine months ended September 30, 2022, representing an increase of $14.0 million. The increase is primarily due to a $6.3 million decrease in net loss and adjustments to reconcile net loss to net cash and an increase in cash of $21.1 million from inventories, partially offset by a decrease in cash of $13.4 million from accounts payable.
Net Cash Used in Investing Activities
Net cash used in investing activities was $22.3 million for the nine months ended September 30, 2023 and $28.5 million for the nine months ended September 30, 2022. The reduction in net cash used was driven primarily by the $1.0 million of proceeds from the Rehab sale, and an increase of $2.9 million in interest received on the cross currency swaps that were entered into during the fourth quarter of 2022 (see Note 18, Derivatives and Hedging).
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $22.0 million during the nine months ended September 30, 2023 versus a cash usage of $5.0 million during the nine months ended September 30, 2022. The increase of $27.0 million primarily relates to the $150.0 million proceeds received on the T Rowe direct investment offset by debt repayments of approximately $127 million (see Recent Developments of the Management Discussion and Analysis).
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
During the three months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.
Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter for the three and nine months periods ended September 30, 2023 than from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, because of a material weakness in internal control over financial reporting described below.

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

The material weakness did not result in any identified misstatements to the financial statements as of and for the quarter ended September 30, 2023. However, the material weakness created a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting.

Remediation Plan

Management is implementing a number of actions, as described below, to remediate the material weakness described in this Item 4. Company management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively. We are making progress on remediation actions, focused on our division in France, including:

• Educating IT control owners concerning the importance of GITCs, with a focus on those related to program change management and user access,
• Developing enhanced controls and reviews related to program changes in IT systems and access to IT systems, and
• Adding additional manual business process controls to monitor information and data produced by the system to help mitigate the risks associated with ineffective GITCs.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

We have undertaken strategic remediation actions, as discussed above, to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended September 30, 2023 but have not materially affected our internal control over financial reporting

There were no other changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition

We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. Russia’s invasion of Ukraine, the ensuing build-up of Russian sanctions and other impacts on this region have impacted the global economic environment and currencies resulting in fluctuating demand for our products and services, delays or cancellations of customer projects and difficulties in supplying and sourcing products from this and other geographic regions. In addition, it has become more difficult for certain of our customers and business partners to satisfy their obligations to us as a result of the conflict and we may experience further impacts as the conflict continues. In May 2022, Finland terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland, and as we were a subcontractor for this contract the termination had an impact on our goodwill and our backlog. To date, we have not reached final agreement on our compensation for the work that was performed on this Finnish contract and in June 2023, the Russian state-owned entity demanded the return of approximately $10.2 million of payments it had made to Company while the Finland project was active. In relation to a separate active contract for a project in Hungary, the same Russian state-owned entity attempted unsuccessfully to call on a demand guarantee securing an advance payment in March 2023, subsequently demanded the return of advance payments and claimed approximately $19.3 million including penalties for project delays in April 2023, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties) subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars) (see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Russia and Ukraine ). While our management disputes these claims and believes that the Company has substantial defenses, negotiations are taking longer than anticipated, the contract is governed by Russian law, and there is uncertainty as to how its resolution, including any impact from potential modifications or termination of the underlying active contract, and the resolution of the Finnish contract, will impact our business, results of operations and financial condition. In addition, we have experienced and may continue to experience delays in revenue recognition, order booking and contract payments due to export controls and other sanctions instituted to date. The Russian-Ukraine conflict may also escalate or expand in scope, thereby exacerbating its impact. A number of nuclear power plants are being constructed, and/or are being operated, by or with the participation of Russian state-owned enterprises. As the situation evolves, there is a risk that those Russian state-owned enterprises could be sanctioned by the United States Government and/or the European

Union. The broader consequences of this conflict cannot be predicted, nor can we predict the conflict's ultimate impact on the global economy or our business, results of operations, and financial condition. We also are continuing to sell medical equipment and related products into Russia in compliance with applicable export control regulations, for medical/humanitarian applications, however this process has become more complicated, time-consuming and uncertain as most medical equipment exports now require export licenses and we may be subject to criticism for continuing to sell products to Russia which may damage our reputation, the consequences of which are difficult to predict. In addition, we could be prevented from selling our products or required to cease work on certain customer projects if additional sanctions related to the Russia-Ukraine conflict are imposed or due to changes in applicable export control regulations. The Russia-Ukraine conflict has heightened other risks disclosed herein, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyber-attacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects, each of which could materially adversely affect our business, results of operations, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2023).
10.1*	Mirion Technologies, Inc. Executive Severance Plan
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” or purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	November 2, 2023

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	November 2, 2023

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	November 2, 2023