Form 10-K
period 2023-12-31
Mirion Technologies, Inc.
filed 2024-02-28
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. x

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (for this purpose, executive officers and directors of the registrant are considered affiliates) as of June 30, 2023 (the last business day of the most recently completed second quarter) was approximately $1.72 billion based on the closing sales price of the registrant's common stock on that date as reported on the New York Stock Exchange.

Number of shares of the registrant’s Class A common stock outstanding at February 23, 2024: 218,644,423.
Number of shares of the registrant’s Class B common stock outstanding at February 23, 2024: 7,417,333.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2024. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s definitive proxy statement shall not be deemed to be filed as part hereof.

INTRODUCTORY NOTE

On October 20, 2021 (the “Closing” or the “Closing Date”), Mirion Technologies, Inc. (formerly known as GS Acquisition Holdings Corp II or “GSAH”) consummated its business combination with GSAH (the “Business Combination”) pursuant to the Business Combination Agreement dated June 17, 2021 (as amended, the “Business Combination Agreement”). On the Closing Date, GSAH was renamed Mirion Technologies, Inc.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, macroeconomic trends, and our competitive positioning are forward-looking statements. This includes, without limitation, statements under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, capitalization and capital structure, indebtedness, business strategy, and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies, goodwill impairment, backlog, our supply chain challenges, the Russia-Ukraine conflict, relations between United States and China, conflict in the Middle East, foreign exchange, interest rate and inflation trends, any merger, acquisition, divestiture or investment activity, including integration of previously completed mergers and acquisitions, or other strategic transactions and investments, legal claims, litigation, arbitration or similar proceedings, including with respect to customer disputes, and the future or expected impact on us of any epidemic, pandemic or other crises. These statements constitute projections, forecasts, and forward-looking statements, and are not guarantees of performance. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts, or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties, and other factors:

•changes in domestic and foreign business, market, economic, financial, political, and legal conditions, including related to matters affecting Russia, the relationship between the United States and China, conflict in the Middle East and risks of slowing economic growth or economic recession in the United States and globally;
•developments in the government budgets (defense and non-defense) in the United States and other countries, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, delays in the government budget process, a U.S. government shutdown or the U.S. government's failure to raise the debt ceiling;
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
•risks related to the implementation and system failures or other disruptions or cybersecurity, data or other security threats;
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
•our ability to attract, train, and retain key members of our leadership team and other qualified personnel;
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
•the effects of health epidemics, pandemics and similar outbreaks may have on our business, results of operations or financial condition; and
•other risks and uncertainties indicated in this Annual Report on Form 10-K, including those under the heading “Risk Factors,” and other documents filed or to be filed with the SEC by us.

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

“Predecessor Stub Period” means the transition period preceding the Business Combination from July 1, 2021 through October 19, 2021;

“Private placement warrants” are to the Private Placement Warrants (as defined under Note 16, Related-Party Transactions in the notes to the financial statements included in this Annual Report on Form 10-K);

“Public warrants” are to the Public Warrants (as defined under Note 16, Related-Party Transactions, in the notes to the financial statements included in this Annual Report on Form 10-K);

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

PART I
ITEM 1. BUSINESS
Business Overview
For more than 60 years Mirion and our predecessor companies have provided products, services, and software that allow our customers to safely leverage the power of ionizing radiation for applications that benefit the health, safety, vitality, and technological progress of humanity. Our solutions have critical applications in the medical, nuclear energy and defense markets, as well as in laboratories and scientific research, analysis, and space exploration. Many of our markets are characterized by the need to meet rigorous regulatory standards, design qualifications, and operating requirements. Throughout our history, we have successfully leveraged the strength of our expertise in ionizing radiation to continually drive innovation and expand the commercial applications of our core technology competencies. Through our facilities in 12 countries, we supply our solutions in the Americas, Europe, Africa, the Middle East, and Asia Pacific regions.

We are headquartered in Atlanta, Georgia and have operations in the United States, Canada, the United Kingdom, France, Germany, Finland, China, Belgium, Netherlands, Estonia, Japan, and South Korea.

We have two reportable business segments: Medical and Technologies. Our Medical segment supports applications in medical diagnostics, cancer treatment, practitioner safety, and rehabilitation. Our Technologies segment is focused on addressing critical radiation safety, measurement and analysis applications across nuclear energy, defense, laboratories and research and other industrial markets. See “Part I, Item 1. Business—Our Segments” for more information.

Our products, software and services have been sold directly and indirectly to a variety of end-use customers, including medical service providers, the vast majority of the U.S. nuclear power producers, and the addressable global installed base of active nuclear power reactors, many of the leading nuclear reactor design firms, universities, numerous international government and supranational agencies, 19 of the 31 NATO militaries, national laboratories, environmental laboratories, research institutes, and industrial companies.

Our broad product and services portfolio of medical, search, measurement, scientific analysis and reactor safety, and control systems are supported by our engineering and research and development organization of 442 scientists, engineers, and technicians, who represented approximately 15% of our workforce as of December 31, 2023. Our products and solutions are in use in over 130 countries and 80% of cancer centers worldwide, including all top 100 Cancer Centers in the United States. We possess numerous product qualifications, trade secrets, and patents that support our market position and our ability to deliver next generation products and services. In addition, we maintain design, manufacturing, and sales capabilities across 12 countries in America, Europe, and Asia, enabling us to capitalize on growth opportunities including the ongoing growth in spending for medical, defense and homeland security, and the ongoing growth for nuclear power.

Industry Overview

We have two reportable business segments: Medical and Technologies. Our Medical segment is based around our sales, products, and services to customers in the medical market. The Technologies segment is primarily based around the nuclear energy, defense, laboratories, and scientific research markets as well as other industrial markets. Below is a brief description of the key markets we serve:

Medical

Our medical market is comprised of rapidly growing product applications in the diagnosis and treatment of cancer and occupational dosimetry services. We offer both hardware and software solutions, as well as value added services within diagnostic imaging, radiotherapy, and nuclear medicine that enhance the effectiveness and safety of life-saving procedures.

Laboratories and Research

The laboratory and research market includes different types of facilities such as environmental radiochemistry laboratories, research laboratories, research reactors and education laboratories. All these facilities analyze nuclear samples or monitor experiments to identify the chemical composition of the material involved or understand the basic structure of matter.

Nuclear

The nuclear end market spans the entire nuclear fuel cycle, including mining, enrichment, fuel manufacturing, nuclear power generation, waste management and fuel reprocessing. Key nuclear installations include mines, fuel fabrication facilities, commercial nuclear power reactors, reprocessing facilities, research facilities, and waste storage facilities. We sell products and services for use in each of these types of installations at any stage of their life (construction, operation, decommissioning and dismantling), with commercial nuclear power reactors representing the majority of our sales into the nuclear end market. This market is segmented between new builds, installed base requesting upgrades/uprates/re-licensing, and decommissioning and dismantling.

Defense

Our global defense end market is driven by a combination of military, civil defense and event-driven security spending. The proliferation of global security threats has reached a significant level and as a result, militaries, civil defense and other security organizations have bolstered investment in the prevention and detection of radiological threats as well as in technologies capable of detecting and monitoring radiation levels in the aftermath of radiological attack.

Technologies

Other end markets include industrial facilities such as cement kilns, pulp and paper mills and coal/gas fired power boilers that utilize high-temperature industrial processes. Imaging equipment capable of withstanding the high temperatures and environmental conditions found in these facilities is employed to monitor and optimize process efficiency. These imaging systems require routine replacement or upgrades. Other end markets also include original equipment manufacturers, or OEMs, for general industrial market or medical applications, using radiation measurement detectors to sort material or precisely locate some radioisotopes.

Our Market Opportunity

We believe that significant opportunities for growth exist within each of our primary end markets.

Medical

Radiological procedure growth. The use of radiodiagnostic and radiotherapeutic procedures is expanding globally due to aging population demographics, technological advancements and emerging middle classes in developing economies. As the use of radiological procedures increases in the medical industry, so does the associated market opportunity for our products that are deployed in hospitals, clinics, and other diagnostic and therapeutic centers around the world. According to a global consulting firm, we believe the global nuclear medicine market is expected to grow approximately 4% per year from 2022 through 2028, primarily driven by the increase in the prevalence and incidences of cancer worldwide. Likewise, the global radiotherapy market is expected to grow approximately 7% per year from 2022 through 2028, primarily driven by factors including growing awareness about the benefits of radiotherapy for cancer control and eradication, increasing incidence and prevalence of cancer, and technological advancements in the field of radiotherapy.

Dosimetry outsourcing. Radiation dosimetry in the fields of health physics and radiation protection is the measurement, calculation and assessment of the ionizing radiation dose absorbed by an object, usually the human body. We believe that more government agencies are outsourcing dosimetry services to private providers due to favorable cost dynamics in some regions. This provides a market opportunity where we can leverage our technical expertise and North American service experience to expand into other regions as we have done through our acquisitions of state-owned dosimetry services businesses in the Netherlands and Germany. According to a global leading consulting firm, we believe our core dosimetry market is expected to grow approximately 4% per year from 2022 through 2028, primarily driven by volume increase in number of healthcare workers exposed to radiation and standard annual price increases. In addition, through the differentiating factors behind the innovative Instadose product line, we believe that we have the right product ecosystem to maximize this opportunity.

Laboratories and Research
Customer loyalty. Loyalty is driven by long standing relationships, customer hesitancy to switch suppliers, high switching costs and limited competition globally. We believe we can benefit from price growth in most of our markets. In addition, our business is well protected by consistent replacement cycles on installed base. According to a global leading consulting firm, we believe our laboratories and research market is expected to grow approximately 5% per year from 2022 through 2028, primarily driven by governmental funding growth.

Nuclear
The overall market conditions for Nuclear continue to be positive. In September 2023, the International Atomic Energy Agency (IAEA) raised its annual nuclear projections as countries turn to nuclear for energy security and climate action. In December 2023 at the annual United Nations climate change conference (COP28), the United Nations countries launched a declaration to triple nuclear energy capacity by 2050, recognizing the key role of nuclear energy in reaching climate control objectives. Our legacy in the nuclear industry positions us to capitalize on the growth in demand for radiation detection, measurement, analysis and monitoring products and services in each phase of the nuclear life cycle, as outlined in the chart below.

We provide essential products and services to NPPs throughout the entire life cycle of a plant: from construction and operation to decommissioning and decontamination. For example, we provide (i) radiation measurement and monitoring solutions that are typically installed during construction and replaced or upgraded during the lifetime of the reactors, (ii) reactor instrumentation and control detectors installed during construction that are replaced or upgraded regularly, (iii) measurement and expertise services to help customers address nuclear measurement needs, (iv) imaging systems and cameras for all stages of the nuclear lifecycle and (v) waste management systems that are used during the lifetime of the reactors. We believe the following dynamics support the sustainability of our existing business and will drive new sources of organic growth.

In addition, factors such as (i) upgrade, replacement and retirement cycles of our radiation detection, measurement, analysis and monitoring products, (ii) aging installed base of existing global installed nuclear reactors requiring frequent product replacements and upgrades, (iii) increased decontamination and decommissioning activity, (iv) large installed base of "orphaned" products and systems requiring operators of many aging NPPs to consider new suppliers to meet their detection needs, (v) dosimetry outsourcing and (vi) new build opportunity all represent opportunities for growth.

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

According to a global leading consulting firm, we believe our defense market is expected to grow 5% per year from 2022 through 2028.

Our Competitive Strengths

We believe that the following competitive strengths will enable us to maintain our position and capitalize on growth opportunities in our end markets:

Trusted ionizing radiation detection and measurement provider. Our end markets, including the medical, defense and nuclear industries, are highly regulated and require compliance with strict product specifications. Our track record enables us to gain market share across our product and service offerings. We and our predecessor companies have served the radiation detection measurement, analysis and monitoring needs of our customers for over 60 years, having developed trusted, recognized brands supported by our tradition of technical excellence, product reliability and customer service. We believe we have a leadership position in 15 of the 18 market segments we serve. In addition, we have leveraged our ionizing detection expertise to develop new applications for our core historical markets and to expand into adjacent markets through acquisitions.

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

Large installed base driving recurring revenue. We possess longstanding customer relationships in all of our end markets. We believe our quality assurance, or QA, products are used by the vast majority of cancer treatment centers in the United States and in the majority of such centers globally. This drives recurring revenue and opportunities for cross sales from our other activities. Our products were also installed at the vast majority of the addressable installed base of active nuclear power reactors globally, which have a median age of about 34 years. This installed base drives recurring revenue through replacement and service cycles associated with our offerings and the typical 40 to 80 year operating life cycle of an NPP. The length and quality of supplier relationships are important customer buying criteria due to high switching costs and the importance of proven product reliability. In addition, we maintain relationships with global military and government organizations that value operating longevity and technological expertise. For example, our products have been sold to 19 of the 31 NATO militaries as well as the U.S. Departments of Energy, State, Defense and Homeland Security. Our customers’ focus on personnel protection drives their recurring expenditures on service, recalibration and product upgrades in our defense end market. In the laboratories and research markets, we have developed relationships with certain customers over the past 50 years, gaining their loyalty based on product performance and customer services. Such relationships provide us with recurrent revenues when our customers upgrade and replace their existing installed base.

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

Global footprint designed to meet local customer needs. Our global footprint, augmented by our established network of suppliers and distributors, enables us to be responsive to our customers and provide locally customized solutions. We operate facilities in 12 countries, accommodating the desire of certain of our customers to procure products and services from local providers. Sales to customers inside the United States and Canada accounted for approximately 48% of total revenue for fiscal 2023, with an additional 32% and 17% of total revenue accounted for by sales to customers in Europe and Asia Pacific respectively. We believe that our established global infrastructure provides a scalable platform to meet the growing worldwide demand for our products and services.

Proven M&A strategy and track record of integrating acquisitions. We have been built through successive mergers and acquisitions. Since 2016, we have acquired and integrated sixteen companies. Through these acquisitions, we have developed tools and experience across deal sourcing, modeling and integrating acquired companies. We have a business ecosystem in place to identify and act upon cost saving opportunities as well as the ability to leverage our scale platform to capture cross-selling opportunities.

Seasoned management team complemented by highly skilled engineers. We are led by an experienced management team with a mix of private sector and government experience across different industries and functions. Our senior management team is complemented by an engineering and research and development organization of 442 scientists, engineers and technicians as of December 31, 2023. A number of our employees are participants in international and U.S. standards setting organizations related to radiation detection in the nuclear, defense and medical end markets. Through these activities, we help define the setting of standards and preview changes that impact our products, customers and end markets.

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

•Geographic expansion. Although we have sold products and services to customers in over 130 countries historically, we believe we have additional opportunities in certain international markets. For example, in India, a market we currently serve through local partners, we intend to leverage our relationships with leading reactor design firms to capitalize on the opening of the nuclear end market to U.S. and European firms. Another such market is the European dosimetry services market. Through acquisitions, we have developed our presence in the Netherlands and Germany, and we plan to continue expanding into other European countries. Also in our Medical segment, our SunScan product, a cylindrical water scanning system for linear accelerator commissioning, received regulatory clearance in the European market in late 2023 which will drive additional market adoption.

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

•Service privatization. In regions outside the United States, dosimetry services have historically been provided by government agencies. However, privatization of dosimetry services is occurring in some regions, such as Europe. As illustrated by our acquisitions in the Netherlands and Germany, providers seek to reduce costs and benefit from enhanced service offerings. This provides us with an opportunity to leverage our expertise and North American service experience, where we have demonstrated a strong track record of success, to expand market share in other geographies. For the fiscal periods ended December 31, 2023 and 2022, service revenue represented approximately 25.4% and 25.7%, respectively, of our consolidated revenue.

•Expand into new end markets. We periodically review our adjacent markets and identify opportunities for expansion. For example, we have developed a new personal radiation detector, or PRD, called Accurad to expand our presence in the civil services markets such as the police and fire departments. In our Medical segment, we have also entered in the nuclear imaging, radiotherapy and radiopharmaceutical markets through the acquisitions of Capintec, Biodex, Sun Nuclear, CIRS, and ec2 Software Solutions. In November 2023, we acquired ec2 Software Solutions, an organization specializing in the design, implementation, and support of software to simplify daily facility operations, including radiopharmaceutical production, distribution, and patient administration. We believe that the radiopharmaceutical market will increase by more than 10% over the next decade presenting a unique growth opportunity for the Company. Finally, in our Technologies segment, we entered the command-and-control cybersecurity solutions markets through the acquisition of Secure Integrated Solutions (SIS) in August 2022.

•New applications for existing technologies. A portion of our development effort is focused on adapting existing technologies to alternative applications. For example, we have adapted the technology used for the medical and nuclear markets to develop the Mirion Battlefield Dosimeter which is currently being deployed by the U.S. Army and the U.S. Navy.

Develop new products and services. We believe that significant near-term opportunities exist for us to develop new products and services by capitalizing on our understanding of our customers’ needs and requirements. Cross pollination of technologies between end markets also drives new growth opportunities as we leverage our Medical distribution channels to market and sell Technologies products. For example, we created a new product called evrCAM to meet the needs of the radiation oncology market by leveraging our core technology from decades of experience in radiation tolerant cameras for the nuclear power industry. In our Technologies segment, the development of small module nuclear reactors (SMRs) continues to be a strategic focus, including our announced strategic design contract with X-Energy Reactor Company.

Software and digital solutions: Another area of strategic focus is the introduction of various software applications in the markets we serve, including both on-premise and software as a service (SaaS) solutions. For example, our most recent acquisitions (SIS and ec2) are focused in software applications. Also, in our Medical segment, a component of our strategy is to continue to enhance software products such as SunCHECK, which also includes a SaaS based platform. In our Technology segment, we released our Genie 4.0 software upgrade, to our flagship spectroscopy software, delivering a range of new features that enhance efficiency and accuracy for both existing and new users.

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

Pursue strategic acquisitions and other transactions. Between 2016 and 2023, we acquired 16 companies, with the objective of complementing our portfolio, reinforcing our supply chain and expanding into new markets such as nuclear imaging and radiotherapy. Since then, we have effectively integrated these businesses, creating a global platform of ionizing radiation detection and measurement solutions. We continuously monitor potential acquisitions and intend to further complement our organic growth with selective acquisitions that enhance our existing products and services, strengthen our position with existing customers and enable us to expand into new markets. From time to time we also divest businesses as part of a process to streamline our operations and focus our resources on certain more strategic markets.

Our Segments

Medical

Our Medical segment encompasses product categories focused on supporting applications in medical diagnostics, cancer treatment, and practitioner safety. Our products in these fields focus on addressing the challenge that every cancer center worldwide faces in ensuring that the Oncologists prescriptions and intended doses are accurately, consistently, and safely delivered to their patients. Our predominant product category is in the Cancer Diagnostics and Therapeutics Quality & Safety, where we provide integrated solutions for independent quality management in the diagnosis and treatment of cancer. Our suite of patient, machine, and diagnostic QA solutions are relied on in the field to mitigate errors, reduce inefficiencies, validate technologies/techniques and most importantly improve the quality of clinical care. Our products include arrays for machine and patient QA solutions, software platforms for centralized data analytics and data storage, lasers to align Linacs to patient or QA devices, and phantoms (devices to simulate the imaging and radiation dose absorption characteristics of human tissue) for machine and patient QA.

Other product categories include:

Nuclear Medicine and Medical Imaging: we provide solutions for patient dosing, imaging, diagnosis and radiopharmaceutical production and handling. Our products include our range of dose calibrators, radiation shielding, phantoms for quality assurance, phantoms, thyroid uptake systems, lung scan ventilation systems, ultrasound tables, C-Arm tables and accessories. We also provide software solutions to simplify the daily operations of medical facilities for the production of radiopharmaceuticals, their distribution, and their administration to patients.

Dosimetry Services: our product offering is an information service, which provides environmental radiation monitoring services, as well as an official dose of record to employers and occupationally exposed radiation workers, enhancing the effectiveness and efficiency of radiation safety programs at practitioner sites. Key product lines include the innovative

Instadose dosimetry platform, optically stimulated luminescence, or OSL, dosimeters, and our range of eye, finger, and extremity dosimeters that integrate with our Dose Central data platform.

Technologies

Our Technologies segment is focused on addressing critical radiation safety, measurement and analysis applications across defense, nuclear energy, laboratories and research and other industrial markets.

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

Information on backlog and deferred contract revenue follows (in millions):

	December 31, 2023	December 31, 2022
Backlog	857.1	$737.4
Deferred contract revenue	$103.4	$83.0

Approximately 46% of our backlog as of December 31, 2023 is expected to be recognized in calendar year 2024.
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

We believe the primary competitors in each of our segments are as follows:
•Medical: Landauer (Fortive), PTW, IBA, Standard Imaging, Comecer and LAP

•Technologies: Thermo Fisher Scientific, Ortek (Ametek), FLIR (Teledyne), Framatome, Ludlum, Fuji Electric, Caen System, Fluke (Fortive) and Berthold Technologies

Research and Development

Our research and development efforts allow us to introduce new products to the marketplace, fulfill specific customer needs and continue to meet qualification requirements and other evolving regulatory standards. Our Medical and Technologies segments are committed to both technology research and product development to fulfill their strategic objectives and are supported by our engineering and research and development organization consisting of about 150 software engineers, 292 scientists, technicians, and other engineers, representing approximately 15% of our total workforce, as of December 31, 2023. A number of these individuals participate in international standards setting organizations and committees. We engage in research and development activities at most of our facilities worldwide.

Our research and development expenses were $31.7 million for the fiscal year ended December 31, 2023, $30.3 million for the fiscal year ended December 31, 2022, $6.7 million for the Successor Period from October 20, 2021 through December 31, 2021, $10.3 million for the Predecessor Stub Period from July 1, 2021 through October 19, 2021, and $29.4 million for fiscal 2021. We conduct these efforts through a mix of in-house research, collaboration with academia, customers and regulatory authorities as well as selected outsourcing through external vendors. The scope and extent of the outsourced portion of research and development activities vary by segment but typically, critical hardware design, software development and project management activities are conducted in-house while specialized services such as consulting services, algorithm design, thermal analysis, complex modeling and calculations and testing services are provided by third parties.

Sales and Marketing

We sell our products and services through our direct sales organization and indirectly through our global network of independent, third-party sales representatives and distributors. Our internal sales team is organized by operating segment and end market to provide a higher level of service and understanding of our customers’ unique needs. We have 50 sales offices throughout North America, Europe and Asia, and as of December 31, 2023, our sales and marketing personnel consisted of 273 employees, which represents approximately 9% of our total workforce.

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

Our Customers

Our principal customers include hospitals, clinics and urgent care facilities, dental offices, veterinary offices, radiation treatment facilities, OEMs for radiation therapy, laboratories, military organizations, government agencies, industrial companies, power and utility companies, reactor design firms and NPPs. We have long-standing relationships with our customers. For the Predecessor Stub Period from July 1, 2021 through October 19, 2021 and the Successor Period from October 20, 2021 through December 31, 2021, the fiscal year ended December 31, 2022, and the fiscal year ended December 31, 2023 no customer accounted for greater than 5% of our consolidated revenue, our top five customers together accounted for approximately 14%, 13%, 13%, and 12% of our consolidated revenue, respectively, and our top ten customers represented approximately 20%, 19%, 19%, and 19% of our consolidated revenue, respectively.

Manufacturing and Supply Chain

Given the diversity of our products, we employ numerous manufacturing techniques, including high-volume process manufacturing, discrete manufacturing, cellular manufacturing and hybrid approaches. Our production personnel engage in manufacturing, procurement and logistics activities. Our production activities are located in the United States, Canada, France, Germany, Belgium, Estonia, Finland and the United Kingdom. As of December 31, 2023, our production personnel consisted of 1,707 employees, which represents approximately 57% of our total workforce.

Our manufacturing activities are focused mainly on the production of the core value-add devices and components of our products, while non-core components and sub-assemblies are generally outsourced. This strategy enables us to protect important intellectual property and trade secrets while minimizing the time, cost and effort to produce commoditized components. Most of the time, the design, assembly and integration of the components are performed in-house, allowing our engineers to customize the products according to customer specifications. For highly engineered nuclear products, production volumes are typically low. For other product lines, such as, the DMC 3000 Electronic Dosimeter, the Mirion Battlefield Dosimeter, Accurad PRD and the Instadose dosimeter, production volumes tend to be higher. We apply rigorous quality control processes and calibrate radiation detection devices internally, leading to high quality standards and customization capabilities. Most of our production sites are certified to production quality standards such as those of ISO 9001, the U.S. Nuclear Regulatory Commission (10 C.F.R. 50 Appendix B), the American Society of Engineers (ASME NQA-1) and ISO19443 (in France).

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

Environmental, Social and Governance (ESG)

We are committed to create positive change through sustainable and responsible operations. In 2023, we published our inaugural Corporate Social Responsibility Report detailing our focus and commitment to continuing to grow as a responsible company. We also published an Anti-Bribery and Corruption Policy outlining the Company's commitment to compliance with regulatory requirements and regular employee training on bribery and corruption, a Whistleblower Policy outlining information, procedures and non-retaliation guidelines for reporting suspected violations of our Code of Ethics, policies or procedures, and a Human and Labor Rights Statement outlining expectations with regard to respecting the dignity of our employees and all persons involved in the Company's business. We plan to continue to add policies and disclosures to further our sustainability goals which we believe will advance our position as both an innovative company and a competitor in our industries.

Corporate responsibility and employee safety are at the core of our business strategy and we continue to align this strategy with our ESG priorities. We are focused on initiatives across the organization, including:

•Vendor and Supply Chain Oversight
•Human and Labor Rights
•Product and Service Safety
•Diversity, Equity & Inclusion (DEI)
•Human Capital Management (HCM)
•Ethics and Compliance
•Environmental Impact and Sustainable Operations
•Governance Structure

We are committed to robust oversight of ESG issues. Our Board of Directors has direct oversight of ESG, including environmental, climate risk and sustainability matters, as well as employee health and safety through the Nominating and Corporate Governance Committee, working in collaboration with the Audit and Compensation Committees. The Nominating and Corporate Governance Committee is briefed by the Executive team at each regular meeting and provides corresponding updates to the full Board of Directors.

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

As of December 31, 2023, we employed 3,000 full-time and part-time employees. We also use temporary or contract workers who totaled approximately 213 as of December 31, 2023, on a full-time equivalent basis. Of these, approximately 1,402 were employees in the United States and 1,598 were employees outside of the United States. Some of our operations are subject to union contracts, with 3 unions active in the United States as of December 31, 2023. Approximately 1.2% of our workforce is covered by collective bargaining agreements.

Diversity, Equity and Inclusion

We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. We value teamwork, practicing intellectual honesty and candor. We support a diversity of backgrounds, experiences and perspectives in our workforce and promote an engaging workplace that encourages participation and inclusion of all employees. To promote inclusion, we conduct regular workplace harassment and diversity and inclusion training for all employees.

We demonstrate our commitment to Diversity, Equity and Inclusion through various Company-wide efforts, including:

•Maintaining diverse representation at the executive and board level
•Providing transparent workforce diversity disclosures

•Offering employee mentorship programs
•Initiating a Women's Employee Resource Group
•Distributing diversity content on our internal communications platform to acknowledge global efforts such as Black History Month, International Women's Day, Diversity Month, Global Employee Health and Fitness Month and World Mental Health Day

We are intent on maintaining diverse representation at all levels of our company, and our Corporate Governance Guidelines reflect our policy to consider diversity (including diversity of gender, race, ethnicity, age, sexual orientation and gender identity) in the initial pool of candidates when selecting new director nominees.

Employee Engagement

We regularly conduct employee engagement surveys to collect feedback to better understand and improve employees' experience and identify opportunities to strengthen our culture. Through surveys, town halls, emails and other platforms, we hear directly from employees on what is working well, what we can do better, and how well our employees understand and are practicing our values. We mandate quarterly check-ins,between employees and their managers as key human capital measures and objectives. We frequently report employee engagement results to our Board of Directors to drive action in response to employee feedback.

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

In addition to providing competitive compensation, another part of our strategy to attract and retain high-performing employees is to offer a variety of benefits to further their personal and professional development. In the U.S., these include:

•Telecommuting and flexible work schedules
•Comprehensive medical, dental and vision coverage for employees and their families
•A 401(k) plan with an employer match of up to 4% for eligible employees
•PTO programs, including parental leave, personal sick and bereavement time off
•Workplace support for families and children such as childcare benefits including dependent care assistance via employee flexible spending accounts and access to an employee assistance program
•Eight hours of paid volunteer time off for eligible employees

In other jurisdictions, we provide similar or other benefits adapted to local practices.

Training and Development

Human capital development underpins our efforts to execute our strategy and continue to design, manufacture and market innovative products and services. The professional development of our employees is critical to this success. We invest in our employees’ career growth and provide employees with a wide range of development opportunities, including but not limited to mentoring, product and sales training, as well as compliance training including on the topics of cybersecurity and other workplace safety training.

Employee Health and Safety

As a company that manufactures devices to keep others safe, we place great focus on the safety of our own employees. We are committed to providing a safe and healthy work environment. Safety is a key consideration in our manufacturing processes. We are deliberate in designing programs to protect our employees and mitigating potential workplace incidents that could arise. All facilities are expected to comply with local safety laws and regulations. Additionally, each site maintains comprehensive safety programs, including corrective action processes and emergency response plans. Employees undergo regular health and safety training to ensure compliance with, and communication of, safety policies and procedures. Occupational health and safety incidents are reported to our Risk Management Committee (f/k/a Conduct, Compliance and Ethics Committee), which monitors safety performance across the Company. We are continuously assessing risk and looking to improve our processes in an effort to prevent safety incidents.

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

As of December 31, 2023, we own approximately 69 issued U.S. utility patents, 47 issued foreign utility patents (including in Canada, the European Union, Russia, China and Japan), 4 pending U.S. utility non-provisional patent applications, 10 pending foreign utility patent applications (including in the European Union and France) including pending Patent Cooperation Treaty, or PCT, patent applications. These issued patents are expected to expire between 2024 to 2038 and these pending applications, if issued, are expected to expire between 2039 to 2040, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. We do not expect the expiration of any of the patents that are scheduled to expire in 2024 to have a material impact on its business. These patents include two co-owned issued U.S. patents and three co-owned issued foreign patents. We also hold exclusive and non-exclusive licenses related to patents and other intellectual property of third parties. We also own trademark registrations or registration applications in the United States and in certain foreign jurisdictions.

Medical Segment

As of December 31, 2023, we own approximately 36 issued U.S. utility patents, 27 issued foreign utility patents (including in the European Union, China, Japan and Canada), 3 pending U.S. non-provisional utility patent applications and 5 pending foreign utility patent application in the European Union that include claims directed to products in our medical segment, including our cancer diagnostics and therapeutics QA, occupational dosimetry, medical imaging and nuclear medicine equipment products. These issued patents are expected to expire between 2024 to 2038 and these pending applications, if issued, are expected to expire between 2039 to 2040, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Technologies Segment

As of December 31, 2023, we own approximately 33 issued U.S. utility patents, 20 issued foreign utility patents (including in the European Union, Canada, Russia and Japan), 1 pending U.S. non-provisional utility patent application and 5 pending foreign utility patent applications (including pending PCT patent applications) that contain claims directed to products in our Technologies segment, including our alpha/beta counting instruments, contamination and clearance monitors, gamma spectroscopy software and detector systems, NDA and waste measurement systems, portable radiation measurement instruments, radiation monitoring systems and reactor instrumentation and controls products. Our issued patents are expected to expire between 2024 to 2037 and our pending applications, if issued, are expected to expire between 2032 to 2040, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

In many instances (for both the Medical and Technologies Segments), we rely on trade secret protection and confidentiality agreements to safeguard our interests. Due to the long useful life of certain aspects of our technology, we believe that the patent registration process, which requires public disclosure of patented claims and inventions, could harm our competitive position. We differentiate our products and technologies primarily through our proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, equipment designs, testing and other procedures. Our employees are generally required to assign to us all of the inventions, designs and technologies they develop during the course of employment with us, either through written agreements or by operation of law, depending on the jurisdiction. Where appropriate, we require third parties with whom we deal to enter into agreements with us that address issues of confidentiality and intellectual property. For a discussion of the risks and uncertainties affecting our business related to our protection of intellectual property and other proprietary information, please see “Part I, Item 1A. Risk Factors—Legal and Regulatory Risks.”

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

Government Regulation

Environmental Regulations

We use, generate, discharge and dispose of hazardous substances, chemicals and wastes at some of our facilities in connection with our product development, testing and manufacturing activities. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated.

We are subject to a variety of laws and regulations concerning environmental matters and health and safety in the United States and other countries. U.S federal environmental legislation that affects us includes the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA (also known as the Superfund Law) and its state analogues, the Resource Conservation and Recovery Act of 1976 as amended by the Hazardous and Solid Waste Amendments of 1984, the Toxic Substances Control Act of 1976, and the Clean Water Act. We are also subject to regulation by the Occupational Safety and Health Act (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency, OSHA and other federal agencies have the authority to promulgate regulations that have an effect on our operations.

In addition to these federal laws and regulations, various states have been delegated certain authority under the aforementioned federal statues and have authority over these matters under state laws.

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

Other Laws and Regulations

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

Some of the U.S. laws affecting our operations include, but are not limited to, the Atomic Energy Act, or "AEA", the Energy Reorganization Act of 1974, or "ERA", as well as the state laws governing radiation control in the states of New York, Georgia, California, Connecticut, Tennessee, New Jersey, Florida and Wisconsin, each as from time to time amended. We are also subject to a variety of U.S. federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act, or "WARN Act", and other regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, anti-discrimination and termination of employment. We are also subject to the employment and labor laws and regulations of the foreign jurisdictions where many of our employees are located. The classified work that we currently perform at one of our U.S. facilities subjects us to the industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against unauthorized access by foreigners and others to classified and other sensitive information.

In the United States, the AEA and ERA authorize the Nuclear Regulatory Commission or "NRC", and state authorities where applicable, to regulate the receipt, possession, use and transfer of radioactive materials. The NRC, and state authorities where applicable, sets regulatory standards for worker protection and public exposure to radioactive materials or wastes to which we are required to adhere in our operations that use radioactive materials in research and development, product manufacture, testing and calibration, and monitoring.

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

As examples of export control laws and regulations potentially applicable to our products and technologies, our products, when manufactured in or exported from the United States, are subject to export controls under the U.S. Department of Energy’s Part 810 regulations (10 C.F.R. Part 810) governing transfer of commercial nuclear technology and assistance, the U.S. Commerce Department’s Export Administration Regulations ("EAR"), the U.S. State Department’s International Traffic in Arms Regulations ("ITAR"), or the Nuclear Regulatory Commission ("NRC") export licensing regulations in 10 C.F.R. Part 110 governing exports of nuclear materials and equipment. Canadian, EU and UK export control regimes have separate, sometimes overlapping requirements, which must also be considered for a proper export compliance system.

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

Economic Sanctions

Various United States laws and regulations implemented by the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC") impose economic sanctions on certain countries, business entities and individuals. Those OFAC economic sanctions regulations: (i) impose comprehensive commercial and financial embargoes on transactions directly and indirectly with Cuba, Iran, North Korea, Syria or the Crimean Region, and Russia or certain regions of Ukraine more recently, including any entity or person located in those jurisdictions; and (ii) include a substantial list of persons and entities that have been determined to be closely affiliated with the government of an embargoed country, engaged in or supporting international terrorism, trafficking in narcotics, engaged in activities related to the proliferation of weapons of mass destruction, or otherwise acting in a manner contrary to United States foreign policy interests. United States persons (i.e., United States citizens, permanent residents and companies) are generally prohibited from engaging in any transaction which involves any property or any interest in property in which an embargoed country, a person in an embargoed country or a person on the OFAC list of sanctioned parties has an interest. The prohibitions on engaging in transactions with Cuba and Iran also extend to foreign subsidiaries of United States companies. Moreover, no United States person may approve, ratify, participate in, or otherwise “facilitate” any offshore transaction between a foreign company and any country, entity or person that is sanctioned under the OFAC economic sanctions regulations. The Department of Commerce’s Bureau of Industry and Security ("BIS") keeps an Entity List and other sanctions-related lists that are separate from the OFAC requirements.

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

Violations of the FCPA are punishable by criminal and civil fines and imprisonment and disgorgement of revenues derived from improper conduct. Any investigation or proceeding involving allegations of improper payments under the FCPA could materially and adversely affect our business, results of operations, financial condition, standing with customers, particularly government customers, and/or our business reputation. We must comply with the FCPA and analogous non-U.S. anti-bribery and anti-corruption statutes including the UKBA. Our or our sales representatives’ or distributors’ failure to comply with such laws could subject us to “imputed liability" under anti-corruption laws.

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

Medical Device Regulation

We are required to register for permits and/or licenses with, obtain approvals from and comply with operating standards of the U.S. Food and Drug Administration (the "FDA"), the U.S. Department of Health and Human Services ("HHS"), the European Medicines Agency (the "EMA"), the U.K. Medicines and Healthcare Products Regulatory Agency (the "MHRA"), and other foreign agencies, and accrediting bodies depending upon the type of operations we are conducting and the location of product distribution, manufacturing and sale. Because our operations include the manufacture and distribution of nuclear medical products, we are also subject to regulation by the NRC and the departments of health in each state in which we operation, which leaves us with a complex collection of requirements to navigate.

Many of our products in the medical end market, for instance our nuclear medicine products for cardiology, oncology, endocrinology, diagnostic radiology and radiation therapy; imaging products in the form of positioning devices, ultrasound tables and MRI stretchers; and our energy measurement products, including radiation monitoring and measuring instruments, are classified as medical devices and are subject to restrictions applicable to medical devices under domestic and foreign laws, rules, regulations, self-regulatory codes, circulars, and orders, including the U.S. Food, Drug, and Cosmetic Act (the "FDCA"). We incur a number of costs associated with obtaining and maintaining the approval to market our medical device products. Furthermore, the FDA conducts detailed inspections of and controls over our manufacturing, marketing, distribution, import and export, record keeping and storage and disposal practices for medical products, together with various post-marketing requirements.

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

Any medical devices we manufacture and distribute are subject to pervasive and continuing regulation by the FDA, state and certain other comparable foreign authorities. As a medical device manufacturer, our manufacturing facilities are subject to inspection on a routine basis by the FDA and other comparable foreign authorities, as well as audits by our notified body in the European Economic Area, or EEA, as described below. We are required to adhere to the current Good Manufacturing Practices ("cGMP") requirements, as set forth in the Quality Systems Regulation ("QSR"), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process.

We must also comply with post-market surveillance regulations, including adverse event reporting requirements, which require that we review and report to the FDA and other comparable foreign authorities any incident in which our products may have caused or contributed to a death or serious injury. Further, we are required to report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur. The FDA can withdraw marketing authorization for a medical device product if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discover of previously unknown problems with a product may result in restrictions on the product or complete withdrawal of the product from the market.

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
We are subject to additional regulations in other foreign countries, including the United Kingdom and the EU to sell our products. We intend that either we or our distributors will receive any necessary approvals or clearance prior to marketing our products in those international markets.

We are subject to various U.S. federal healthcare related laws regulating fraud and abuse, research and development, pricing and sales and marketing practices, and the privacy and security of health information such as the U.S. Federal Anti-Kickback Statute, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the False Claims Act. Similar laws and regulations may apply in foreign countries.

Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers. Analogous U.S. state laws and regulations, such as state anti-kickback and false claims laws, also may apply to our business practices, including research, distribution, sales and marketing arrangements, and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers. Further, there are state laws that require medical device manufacturers to comply with the voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA. Similar laws and regulations apply in many non-U.S. countries.

Privacy and Information Security Laws

In the ordinary course of our business, we collect, store, use, transmit and otherwise process certain types of data, including personal information, which subjects us to certain privacy and information security laws in the United States and internationally, including the EU General Data Protection Regulation ("EU GDPR"), as the GDPR as incorporated into the laws of the United Kingdom ("UK GDPR" together with EU GDPR, "GDPR") the California Consumer Privacy Act of 2018 ("CCPA"), and other laws, rules and regulations designed to regulate the processing of personal information. These laws impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of personal information. In addition, under certain of these laws, we must provide notice to individuals of our policies and practices for sharing personal information with third parties, provide advance notice of any changes to our policies and in some cases give individuals the right to prevent processing of their personal information and disclosure of it to third parties. Further, all 50 states in the United States have laws including obligations to provide notification of unauthorized acquisition of personal information to affected individuals, state officers and others. Some laws may also impose physical and electronic security requirements regarding the safeguarding of personal information. In order to comply with privacy and information security laws, we have confidentiality and information security standards and procedures in place for our business activities. Privacy and information security laws evolve regularly, and complying with these evolving laws, rules, regulations and standards could cause us to incur substantial costs that are likely to increase over time, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges, change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered. See “Part I, Item 1A. Risk Factors—Legal and Regulatory Risks—Any actual or perceived failure to comply with evolving data privacy and data security laws and regulations in the jurisdictions where we operate, both inside and outside of the United States, could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could materially and adversely affect our business.”

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

ITEM 1A. RISK FACTORS
Our business is subject to certain risks and uncertainties. Any of the following risk factors to one or more of our business segments could cause our actual results to differ materially from historical or anticipated results. You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K, before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances may have an adverse effect on our business, cash flows, financial condition and results of operations. You should also carefully consider the following risk factors in addition to the other information contained in this Annual Report on form 10-K, including Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” of Part II, Item 8 “Financial Statements and Supplementary Data.” However, the risks described below are not the only risks we face but represent the risks we believe are material. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our cash flows, financial condition and results of operations. In such a case, the trading price of our securities could decline and you may lose all or part of your investment.

Summary of Risk Factors

Below is a summary of some of the risks that we face. This summary should be read together with the entire section titled “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as the other information in this Annual Report on Form 10-K and the other filings that we make with the SEC.

Risks Related to Our Business and Industry
•We have incurred operating losses in the past and expect to incur operating losses in the future and we may not be able to achieve or maintain profitability.
•Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations.
•The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition.
•We operate in an industry where the risks associated with radioactive materials and the public perception of nuclear energy could materially and adversely affect our customers and the markets in which we operate, increase regulatory requirements and costs.
•We have made and continue to make acquisitions, investments and divestitures that involve certain risks and uncertainties.
•We derive a significant portion of our revenue from international sales and our operations in foreign countries are subject to political, economic, legal and other risks, which could materially and adversely affect us.
•We derive a material portion of our revenue from contracts with governmental customers or their contractors and such customers may be subject to reduced spending levels from government budgets.
•Issues raised by the use of Artificial Intelligence and machine learning in our operations may subject us to new or heightened legal, regulatory, ethical or other concerns and result in liability or reputational harm.
Legal and Regulatory Risks
•We are subject to a variety of federal, state, local and foreign laws and failure to comply with such laws and regulations could materially and adversely affect our business, results of operations and financial condition.
•We are subject to risks related to legal claims and proceedings filed by or against us, and adverse outcomes in these matters may materially harm our business.
•Our ability to compete successfully and achieve future growth will depend on our ability to obtain, maintain, protect, defend and enforce our intellectual property and to operate without infringing, misappropriating or otherwise violating the intellectual property of others.

Risks Related to Our Liquidity and Capital Resources
•Our indebtedness could adversely affect our financial condition.

•Unfavorable currency exchange rate fluctuations could materially and adversely affect our financial results.

•Changes in our effective tax rate, or adverse outcomes resulting from an examination of our income tax returns, could materially and adversely affect our results of operations.

Risks Related to Ownership of Our Securities

•The price of our Class A common stock and warrants may be volatile.

•We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us and this could hamper our growth and adversely affect our business.

•Our warrants are exercisable for our Class A common stock, we may elect to issue shares of our Class A common stock in connection with the redemption shares of IntermediateCo Class B common stock and the founder shares may vest, each of which would increase the number of shares eligible for future resale in the public market and results in dilution to our stockholders

•The public warrants may never be in the money, they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.

•We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making them worth less.

•Our warrants are accounted for as derivative liabilities and the changes in the value of our warrants have had and may continue to have a material effect on our financial results.

•We are subject to certain ownership and voting power laws which may limit the ability of stockholders to acquire our Class A common stock and therefore limit demand for our Class A common stock.

Risks Related to Our Business and Industry

We have incurred operating losses in the past, expect to incur operating losses in the future, and we may not be able to achieve or maintain profitability.

As of December 31, 2023, we had an accumulated deficit of $505.4 million. For the year ended December 31, 2023, the year ended December 31, 2022, the period from October 20, 2021 through December 31, 2021 (the “Successor Stub Period”), the period from July 1, 2021 through October 19, 2021 (the “Predecessor Stub Period”), and the fiscal year ended June 30, 2021, we experienced net losses of $98.7 million, $288.4 million, $23.0 million, $105.7 million, and $158.4 million, respectively. We cannot assure you that we will achieve positive net income in any future period. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we are incurring additional legal, accounting and other expenses that we did not incur as a private company. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability, which also could result in future additional goodwill impairments. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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

In addition, our operating results may be difficult to compare with our results for prior periods due to our change in fiscal year end from June 30 to December 31. If we are unable to address these challenges, our overall business, results of operations or financial condition may be materially and adversely affected.

The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition.

We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. Russia’s invasion of Ukraine, the ensuing build-up of Russian sanctions and other impacts on this region have impacted the global economic environment and currencies resulting in fluctuating demand for our products and services, delays or cancellations of customer projects and difficulties in supplying and sourcing products from this and other geographic regions. In addition, it has become more difficult for certain of our customers and business partners to satisfy their obligations to us as a result of the conflict due to the continuous expansion of the list of Russian persons and entities subject to economic sanctions and we may experience further impacts as the conflict continues. In May 2022, Finland terminated a contract with a Russia state-owned entity to build a nuclear power plant in Finland, and as we were a subcontractor for this contract the termination had an impact on our goodwill and our backlog (see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Russia and Ukraine and Note 8, Goodwill and Intangible Assets, to the consolidated financial statements, each included elsewhere in this Annual Report on Form 10-K). To date, we have not reached final agreement on our compensation for the work that was performed on this Finnish contract and in June 2023, the Russian state-owned entity demanded the return of approximately $10.2 million of payments it had made to the Company while the Finland project was active. In relation to a separate active contract for a project in Hungary, the same Russian state-owned entity attempted unsuccessfully to call on a demand guarantee securing an advance payment in March 2023, subsequently demanded the return of advance payments and claimed approximately $19.3 million in penalties for project delays in April 2023, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties) subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars) (See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Russia and Ukraine). While our management disputes these claims and believes that the Company has substantial defenses, negotiations are taking longer than anticipated, the contract is governed by Russian law, and there is uncertainty as to how its resolution, including any financial impact from potential modifications or termination of the underlying active contract, and the resolution of the Finnish contract, will impact our business, results of operations and financial condition. In addition, we have experienced and may continue to experience delays in revenue recognition, order booking and contract payments due to export controls and other sanctions instituted to date. The Russian-Ukraine conflict may also escalate or expand in scope, thereby exacerbating its impact. A number of nuclear power plants are being constructed, and/or are being operated, by or with the participation of Russian state-owned enterprises. As the situation evolves, there is a growing risk that those Russian state-owned enterprises could become sanctioned by the United States Government and/or the European Union. It is widely understood that the Russian nuclear industry has largely escaped United States and European Union sanctions to date because of its hold on the global uranium supply, specifically the supply of High-Assay Low-Enriched Uranium (HALEU) fuel to civilian nuclear power plants. However in December 2023, at the annual United Nations climate change conference (COP28), the United States, Canada, France, Japan and the United Kingdom (the "Sapporo 5") resolved to "establish a resilient global uranium supply market free from Russian influence" signaling an intent to join forces and "invite all like-minded nations seeking reliable nuclear energy partners to join us in securing the global uranium supply chain."

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

The broader consequences of the conflict between Russia and Ukraine cannot be predicted, nor can we predict the conflict's ultimate impact on the global economy or our business, results of operations, and financial condition. We could be prevented from selling our products or required to cease work on certain customer projects if additional sanctions related to the Russia-Ukraine conflict are imposed or due to changes in applicable export control or sanctions regulations. The Russia-Ukraine conflict has heightened other risks disclosed herein, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyber-attacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects, each of which could materially adversely affect our business, results of operations, and financial condition.

We and many of our customers operate in an industry where the risks associated with radioactive materials such as accidents involving nuclear power facilities, terrorist acts or other high profile events involving radioactive materials and the public perception of nuclear energy could materially and adversely affect our customers and the markets in which we operate and increase regulatory requirements and costs that could in turn materially and adversely affect our business.
The risks associated with radioactive materials and the public perception of those risks can affect our business. Successful execution of our business model in the nuclear power end market is dependent upon a certain level of public support for nuclear power. Opposition by third parties including competitive energy sources, individuals, and organizations can slow down or prevent construction of new nuclear power plants, or lead to an early shut down of existing power plants, or a dampening of the favorable regulatory climate needed to introduce new nuclear technologies all of which could negatively impact our business. A nuclear incident at a nuclear power plant or any use of nuclear weapons could have devastating consequences and, could foster public opposition to nuclear power, lead to more onerous regulatory requirements with increased costs and dampen customer demand for our products in the nuclear end market, all of which could materially and adversely affect our business, results of operations and financial condition.

Our reliance upon sole or limited sources for certain materials and components and supply shortages could cause production interruptions, delays and increasing costs for the commodities or components that we use in our operations which may materially and adversely impact our business, results of operations and financial condition.

We purchase materials, components, and equipment from third parties for use in our manufacturing operations. Some of our business purchases are from sole or limited source suppliers for reasons of quality assurance, cost effectiveness, availability, contractual obligations or uniqueness of design or technology. If these or other suppliers encounter financial, operating, quality, or other issues or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. If we cannot purchase sufficient products at competitive prices and quality on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase, or we may breach our contractual commitments and incur liabilities or be subject to litigation.

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

Our sales cycle for products whose procurement relates to the construction of new, or the refurbishment of existing, NPPs ranges from 12 to 36 months and has, in some cases, extended up to 60 months or more. In the medical end market, the typical sales cycle depends upon the type of product and whether the sales are international or within the United States, and can range from 1 to 18 months. As a result, we invest significant resources prior to orders being placed for our products, with no assurances that we will secure a sale.

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

As part of our business and growth strategy, we have made and plan to continue to consider acquisitions of and significant investments, in businesses, products or technologies on a selective basis. In addition, we periodically divest businesses, including businesses that are no longer a part of our strategic plans, and may continue to do so. There can be no assurance that we will be able to identify suitable acquisition opportunities or investments in the future or that we will be able to consummate any such transactions on terms and conditions acceptable to us. In addition, it is possible that we will not realize the expected benefits over the timeframe we expect, or at all, or that our existing operations and financial condition will be adversely affected as a result of acquisitions or investments.

Our ability to grow our business through acquisitions and investments is subject to numerous risks, including competition for attractive or promising businesses or assets, the need to finance such transactions through cash on hand or debt, equity or equity-linked financing, and the need to secure required governmental approvals under antitrust, competition and foreign direct investment laws in the United States and worldwide. The sale of equity or equity-linked securities or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Divestitures similarly require a significant investment of time and resources, may disrupt our business, may not close on the expected timing or at all, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction.

Acquisitions, divestitures, investments and joint ventures expose us to many risks, including that expected results may not materialize on the projected timeframe, if at all, the integration of any new acquisition may not be successful or may involve greater expenses than anticipated and that we may assume liabilities for which we are not indemnified.

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

Our products and services involve the detection and monitoring of radiation and are crucial components of the safety measures employed with respect to ionizing radiation. In the medical end market, our products and services are often used, for example, to ensure that radiation oncology patients receive accurate doses of radiation. We are committed to upholding high standards for our products. The failure of our products to perform to specification could result in personal injury or death and we have had to implement safety notices and voluntary product recalls to mitigate against such risks in the past. Product failures could also cause property damage (including environmental contamination), or the incorrect treatment being administered to patients. Legal and regulatory actions taken in response to product failure could result in significant costs to us. Additionally, the failure of our products to perform to specification could adversely affect market perception of the quality and effectiveness of our products and services, which would harm our ability to attract new customers and could cause our existing customers to cease doing business with us.

While we have attempted to secure appropriate insurance coverage at a reasonable cost, we do not insure against all risks, cannot assure you that our insurers will pay a particular claim, or that we will be able to maintain coverage at reasonable rates in the future, or at all. We may also be subject to significant deductibles.

Our contracts with customers generally seek to limit our liability in connection with product failure, but we cannot assure you that these contractual limitations on liability will be effective or sufficient in scope in all cases. The costs of defending against a claim arising out of such failure, and any damages awarded as a result of such a claim, could adversely affect our business, results of operations and financial condition.

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

Certain of our reactor instrumentation and control equipment and systems in our Technologies segment incorporate radioactive materials. In all such cases, licenses for radioactive sources and materials or other sources of ionizing radiation are provided by the appropriate regulatory authority in the relevant jurisdiction and such authorities may be at the state or national level. Our failure or any customer’s failure to obtain the necessary license for radioactive sources or materials required by or incorporated into our products could result in the cancellation or delay of purchases by our customers, or remedial action by the relevant regulators.

While the specific process and criteria for receiving a license differ from jurisdiction to jurisdiction, it generally involves policies and procedures designed to ensure worker, workplace and public safety, including emergency plans; setting forth the proper handling, control and security of radioactive sources or materials on site; detailing any disposal or decommissioning considerations, including financial assurance for decommissioning; and adequately training personnel at the site in proper access to, and handling of, radioactive sources or materials.

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

We periodically enter into contracts with fixed-price arrangements which do not provide for price escalation in the event of unanticipated cost overruns. Under these contracts, we perform our services and provide our products at a fixed price. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. We have in the past experienced unanticipated cost overruns on some of our fixed-price contracts. If our cost estimates for a contract are inaccurate or if we do not execute the contract within our cost estimates, we may incur losses or the contract may not be as profitable as we expected. In addition, even though some of our longer-term contracts contain price escalation provisions, such provisions may not fully provide for cost increases, whether from inflation, the cost of goods and services to be delivered under such contracts or otherwise. In addition, we are sometimes required to incur costs in connection with modifications to a contract that may not be approved by the customer as to scope or price, or to incur unanticipated costs, including costs for customer-caused delays, errors in specifications or designs or contract termination, that we may not be able to recover. These, in turn, could materially and adversely affect our business, results of operations and financial condition.

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

We derive a significant portion of our revenue from international sales and our operations in foreign countries are subject to political, economic, legal, currency and other risks, which could materially and adversely affect us.

Revenue generated from outside of North America accounted for approximately 36%, 36%, 40%, 36%, and 45% of our net sales for the year ended December 31, 2023, the year ended December 31, 2022, the Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Stub Period from July 1, 2021 through October 19, 2021, and in our fiscal year ending June 30, 2021 ("fiscal 2021"), respectively. We anticipate that international sales will continue to constitute a material percentage of our total net sales in future periods. As a result, our operations are subject to risks associated with global operations and sales, including:

•foreign currency exchange fluctuations;
•changes in regulatory requirements and compliance with complex foreign laws and treaties;
•tariffs and other barriers;
•timing and availability of export licenses and obtaining, governmental approvals for products that may require certification;
•localization requirements in certain of our market, in particular Russia, China, India and South Korea limiting our ability to sell our products;
•difficulties in accounts receivable collections;
•difficulties in protecting and enforcing our intellectual property;
•difficulties in staffing and managing international operations;
•difficulties in managing sales agents, distributors and other third parties to assist in selling our products and services including the risks associated with the failure of these representatives to perform as expected or to secure regulatory approvals in jurisdictions where they are required to do so;
•rescission or termination of contracts by governmental parties without penalty and regardless of the terms of the contract;
•restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;
•potentially adverse tax consequences; and
•uncertainties relative to regional political and economic circumstances.

Failure to comply with the legislation and regulations relating to the import and export of our products in addition to the other risks identified above could materially and adversely affect our business, results of operations and financial condition.”

We rely on third-party sales representatives to assist in selling our products and services, and the failure of these representatives to perform as expected or to secure regulatory approvals in jurisdictions where they are required to do so could reduce our future sales.

We derive a significant portion of our revenue from sales through third-party sales representatives. We have established relationships with some of our third-party sales representatives recently, and we are unable to predict the extent to which our third-party sales representatives will be successful in marketing and selling our products and services. Moreover, many of our third-party sales representatives also market and sell competing products and services, which may affect the extent to which our third-party sales representatives promote our products and services. If our third party sales representatives advertise or promote or characterize our products in a manner inconsistent with our (or their) messaging, as approved by our regulatory affairs professionals, such acts could be imputed to us and we could become subject to risk or liability from government regulatory bodies or agencies for criminal or civil claims, including false claims, and we could become susceptible to individual consumer actions or class actions based on false or improper advertising and promotion, off-label promotion, failure to warn defects in our products and unfair competition or unfair trade practices claims.Mirion may also be subject to potential liabilities under anti-corruption laws, including the FCPA and the UKBA, if any such third-party sales representatives make, give, offer or promise improper payments or other things of value in connection with the promotion and sale of Mirion products or services, all of which could lead to adverse publicity, fines, penalties, judgments, money damages and other significant losses.

We derive a material portion of our revenue from contracts with governmental customers or their contractors, and such customers may be subject to increased pressures to reduce expenses (due to reduction in capital resources or government funding), require unusual or more onerous contractual terms and conditions or require that we undergo audits and investigations with an increased risk of sanctions and penalties.

U.S. government contractors and subcontractors must comply with specific procurement regulations and other requirements. Accordingly, we are subject to routine audits and investigations by U.S. government agencies and held to strict compliance standards. Furthermore, we have bid, and may in the future submit bids, for U.S. government contracts that require various levels of security clearances with the Department of Defense or Department of Energy. Obtaining and maintaining security clearances for employees involves a lengthy process, such clearances may ultimately not be granted and it can also be difficult to identify, recruit and retain employees who already hold security clearances. If we fail to comply and demonstrate our compliance with the specific procurement regulations, or if we or our employees are unable to obtain or retain security clearances, we could be subject to delays in fulfilling contracts, inability to secure new government contracts, contract modification or termination, the assessment of criminal and civil penalties and fines, suspension or debarment from government contracting and subcontracting which could seriously harm our business, damage our reputation and make us ineligible to work on any classified programs.

Further any reduction in the capital resources or government funding of our customers, including as a result of a government shutdown or the U.S. government's failure to raise the debt ceiling, could reduce our sales and impede our ability to generate revenue. The spending policies of our customers are based on a wide variety of factors, including available resources and public policy spending priorities. Any changes in capital spending or changes in the capital budgets of our customers could significantly reduce demand for our products. Spending by some of our customers fluctuates based on budget allocations and the timely passage of the annual federal budget.

If we do not maintain the privacy and security of customer, employee or other confidential information, due to cybersecurity-related "hacking" attacks, intrusions into our systems by unauthorized parties or otherwise, we could incur significant costs, litigation, regulatory enforcement actions and damage to our reputation, any one of which could materially and adversely impact our business, reputation, results of operations and financial condition.

We and companies like us that possess personally identifiable information ("PII") personal health information ("PHI") and other confidential information have experienced a significant increase in cybersecurity risks in recent years from increasingly aggressive and sophisticated cyberattacks, including hacking, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to IT systems. Our IT systems are subject to constant attempts to gain unauthorized access in order to disrupt our business operations and capture, destroy or manipulate various types of information that we rely on, including PII, PHI, and other confidential information. Any significant compromise or breach of our data security, whether external or internal, or misuse of PII and other confidential information may result in significant costs, litigation and regulatory enforcement actions and, therefore, may have a material adverse impact on our business, results of operations or financial condition. Further, if any such compromise, breach or misuse is not detected quickly, the effect could be compounded.

While we have implemented information security systems and processes to protect against unauthorized access to or use of secured data and to prevent data loss and theft, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of the data. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our information, systems, or infrastructure, or to disrupt our operations. In addition, certain of our confidential information, and information regarding our customers, may be gathered, processed, and stored through, or on, the networks or other systems of third-party vendors or service providers whom we have engaged. While we endeavor to conduct due diligence on those third parties regarding their data security and protection policies and procedures, and the methods they use to safeguard such information, we ultimately do not, and are unable to, manage or control those third parties' efforts to safeguard against data security breaches or misuse of data, or data loss or theft, that may involve our confidential information or the confidential information of our customers. We maintain private liability insurance intended to help mitigate the financial risks of such incidents, but there can be no guarantee that insurance will be sufficient to cover all losses related to such incidents, and our exposure resulting from any serious unauthorized access to, or use of, secured data, or serious data loss or theft, could far exceed the limits of our insurance coverage for such events. Further, a significant compromise of PII or other confidential information could result in regulatory penalties and harm our reputation with our customers and others, potentially resulting in a material adverse effect on our business, results of operations or financial condition.

We, our collaborators and our service providers may be subject to a variety of privacy and data protection laws, regulations and contractual obligations, which may require us to incur substantial compliance costs, and any failure or perceived failure by us to comply with them could expose us to fines or other penalties and otherwise harm our business and operations.

The regulatory environment related to information security, data collection and use and consumer privacy is increasingly rigorous with new and constantly changing requirements applicable to our business and compliance with those requirements could result in additional costs. These regulations, for example, include the California Consumer Privacy Act (“CCPA”) which is a comprehensive law that creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. Further, as of January 1, 2023, the California Privacy Rights Act (“CPRA”), amended the CCPA and created additional obligations with respect to processing and storing personal information and sensitive personal information. Numerous other states have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements. In addition, various federal and state privacy laws and regulations impose restrictive requirements regulating the use and disclosure of health information.

Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") for certain medical data in the US, and the European Union General Data Protection Regulation (“GDPR”). Additionally, following the United Kingdom’s withdrawal from the EU, we also are subject to the U.K. General Data Protection Regulation, a version of the GDPR as implemented into the laws of the U.K. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with any new data protection rules.

Compliance with changes in consumer privacy and information security laws may result in significant expense due to increased investment in technology, the development of new operational processes and oversight. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs.

Issues raised by the use of Artificial Intelligence (AI) and machine learning in our operations may subject us to new or heightened legal, regulatory, ethical or other concerns and result in liability or reputational harm.

We have started to leverage AI in certain of our operations and implemented policies and controls to mitigate many of the novel risks presented by these new technologies. If our employees, customers or business partners do not comply, or are dissatisfied with, our policies and practices related to the use of such technologies we may experience legal, regulatory or reputational liability. Further, new laws and regulations will be adopted in the United States and other jurisdictions to regulate the use of these technologies, the impact and cost of which could be significant.

The loss of the services of our key personnel, including our executive officers, and our ability to attract, develop and retain key talent could have a material adverse effect on our business and operations.

The Company's future success depends to a significant degree on the skills, experience and efforts of its executive management team and other key personnel and their ability to provide the Company with uninterrupted leadership and direction. The loss of leadership of any of the executive officers or a failure to provide adequate succession plans for key personnel could have an adverse impact on our business and operations. Further, we believe that the unexpected loss of certain key technical personnel in the future could have a material adverse effect on our business and operations. The inability to attract, develop and retain qualified individuals, or a significant increase in the costs to do so, could have a material adverse effect on our operations.

If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

Many of our products are complex and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We may also experience limitations in the availability of qualified personnel as a result of shelter-in-place rules, quarantine requirements, or illness. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner which may breach our obligations to our business partners or we may need to outsource production or rely on licensing and other arrangements with third parties which could have a negative effect on our financial results and overall business and reduce our gross margin and expose us to the risks inherent in relying on others.

Our manufacturing processes and the manufacturing processes of our third-party suppliers are subject to inspections and required to comply with various regulatory requirements, See "Risk Factors—Legal and Regulatory Requirements". Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable regulatory requirements and standards could result in enforcement actions, including a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. Any inspection or government action based on alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity.

Our operations, and the operations of our suppliers, distributors or customers, could be subject to natural and man made disasters, other business disruptions as well as the impact of governmental actions and regulations in response to climate change, any of which could materially and adversely affect our business and increase our expenses.

There is growing concern from many members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have caused, and will continue to cause, significant changes in weather patterns and increases in the frequency and severity of natural disasters. Our operations could be subject to natural disasters such as winter storms, hurricanes, earthquakes, tornadoes and other business disruptions, which could lead to reductions of revenue and increases in costs and expenses. For example, some of our facilities are located in areas with earthquake fault lines or in hurricane zones such as our Sun Nuclear business located in Florida. Depending on the location and severity of such events we could experience business interruptions, destruction of or damage to facilities and/or loss of life, any of which could materially and adversely affect our business, results of operations and financial condition.

We could also incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. Government mandates, standards and regulations, including the Corporate Sustainability Reporting Directive in the EU, intended to reduce greenhouse gas emissions or projected climate change impacts have resulted in and are likely to continue to result in an increase to our direct and indirect operational and compliance burdens, and cause us to incur expenses that will place pressure on margins or that will require us to increase the price of our products and services to the point that it affects demand for those products and services which could adversely affect our financial condition and results of operations. We monitor developments in climate change-related laws, regulations and policies for their potential effect on us, however, we currently are not able to accurately predict the materiality of any potential costs associated with such developments.

Legal and Regulatory Risks

We are subject to, or may otherwise be impacted by, a variety of federal, state, local and foreign laws and regulatory regimes, including anti-corruption laws, environmental laws, governmental export and import controls, and sanctions. Failure to comply with such laws and regulations could subject us to, among other things, penalties and legal expenses which could materially and adversely affect our business, results of operations, revenue, supply chain and financial condition.

Our business is subject to extensive regulation by various federal, state, and local governmental agencies in the United States and all other countries in which we conduct business, including with respect to radioactive material exposure, antitrust, environmental, health and occupational safety, food and drug, medical device and other applicable healthcare and laboratory regulations, import and export controls, and labor and employment regulations. Noncompliance with applicable regulations could subject us to investigations, sanctions, prosecution, enforcement actions, damages, fines, civil and criminal penalties, settlements, injunctions or debarment from government contracting or subcontracting. In addition, from time to time we have received, and may in the future receive, correspondence from former employees who threaten to bring claims against us alleging that we have violated one or more labor or employment regulations. An adverse outcome in any such litigation could require us to pay damages. If we become subject to government enforcement actions, or any governmental sanctions are imposed, or if we do not prevail in any civil or criminal litigation, our business, results of operations and financial condition could be materially and adversely affected. In addition, responding to any action could be costly and result in a significant diversion of management’s attention and resources.We are subject to anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. We leverage third parties, including intermediaries, agents and channel partners, to conduct our business in the U.S. and in other countries. Wrongful actions by those third parties may be imputed to the Company and as we increase our international sales and business, our risks under these laws may increase. While we have policies and procedures to address compliance with these laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, and third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible.

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

Many of our products are controlled items under export control laws and regulations and we are subject to a variety of import laws, export controls and economic sanctions laws and regulations, including rule changes, and evolving enforcement practices. Changes in import and export control or trade sanctions laws may restrict our business practices and affect our ability to supply our products to various countries and/or to various customers, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in claims for breach of existing contracts and modifications to existing compliance programs and training schedules. Violations of the applicable export or import control, or economic sanctions laws and regulations, such as an export to an embargoed country, or to a denied party, or the export of a product without the appropriate governmental license, may result in penalties, including fines, debarment from export privileges, and loss of authorizations needed to conduct aspects of our international business, and may harm our ability to enter into contracts with our customers who have contracts with the U.S. government. A violation of the laws and regulations enumerated and the impact of sanctions and export controls imposed against Russia, China or other countries or parties in those countries where we do business could materially and adversely impact our business, results of operations and financial condition. For more information, see “Risks Related to Our Business and Industry—The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition.”

Many of our products are subject to various domestic and international standards and are subject to product testing. Our customers and partners are required to obtain, and to comply with, federal, state, local and foreign government licenses, permits and approvals with respect to either their facilities or possession and use of radioactive sources or other radioactive materials. Any of these accreditations, qualifications, licenses, permits or other approvals may be subject to denial, revocation or modification under various circumstances. If the requirements to obtain such permits or approvals change, we or our customers or partners may incur substantial costs to adapt our products. We cannot assure you that we or our customers will be able to meet all potential regulatory challenges on a timely or cost-effective basis, or at all, and as such our business, results of operations and financial condition could be materially and adversely affected.

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

We are subject from time to time to various claims, disputes, investigations, demands, arbitration, litigation or other legal proceedings which may result in material damages or place restrictions on our business operations and/or divert our management's attention from other business issues and opportunities. Legal matters are inherently uncertain and we cannot predict the duration, scope, cost, outcome or consequences of such matters. Significant adverse judgments, penalties, settlement amounts or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a present or future governmental or other proceeding or settlement, significant restrictions will be placed upon, or significant changes made to our business practices and operations. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs. The unfavorable resolution of one or more of these matters could have a material and adverse impact on our business, results of operations and financial condition.

We and our customers and partners operate in highly regulated industries that require us and them to obtain, and comply with, federal, state, local and foreign government permits and approvals.

We and our customers operate in a highly regulated environment. Many of our products, particularly those offered by our Technologies segment, are subject to various domestic and international standards and are subject to product testing under extreme temperature, pressure, radiation and seismic conditions, known collectively as a qualification, for any given nuclear reactor design. In addition, many of our products and services, particularly those offered by our Medical segment, must be certified by the National Voluntary Laboratory Accreditation Program and/or the FDA in the United States and by other governmental agencies in international markets. In addition, our customers and partners are required to obtain, and to comply with, federal, state, local and foreign government licenses, permits and approvals with respect to either their facilities or possession and use of radioactive sources or other radioactive materials.

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

We are subject to a variety of laws and regulations concerning environmental matters and workers health and safety in the United States and other countries, and have been subjected to claims of violations which could result in litigation that may require the company to pay significant defense costs, even if we are successful.

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

Our intellectual property is an essential asset of our business. Failure to adequately protect our intellectual property rights, obtain issuance of patents, or if our patent claims or other intellectual property rights are rendered invalid, unenforceable, or narrowed in scope, the coverage of patents and other intellectual property rights afforded our products could be impaired. This impairment could materially and adversely affect our business, results of operations and financial condition, including forcing us to, among other things, rebrand or re-design our affected products.

The laws of foreign countries also may not adequately protect our intellectual property rights, including due to a lack of adequate remedies and enforcement mechanisms. Because we conduct a substantial portion of our operations and a majority of our sales have been outside of the United States, we have significant exposure to foreign intellectual property risks.

Third parties have claimed and may continue to assert claims against us that we have infringed upon, misappropriated or misused their proprietary rights. Such claims have resulted and could continue to result in litigation that may require the company to pay significant defense costs, even if we are successful. If we aren’t successful in defending against such claims, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop or acquire non-infringing technology, discontinue the use of certain processes, obtain licenses to use the infringed technology or indemnify our customers. Any of these results would materially and adversely affect our business, results of operations and financial condition.

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

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we conduct our operations. Our collection, processing, distribution, and storage of personal information is subject to a variety of laws and regulations both in the United States and abroad, which could limit the way we market and provide our products and services. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business and, despite these efforts, there is a risk that we fail to comply and may become subject to government enforcement actions, fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, results of operations and financial condition. In addition, the regulatory framework for the handling of personal and confidential information is rapidly evolving and is likely to remain uncertain for the foreseeable future as new privacy laws are being enacted globally and existing laws are being updated and strengthened. These regulations include Health Insurance Portability and Accountability Act of 1996 ("HIPAA") for certain medical data in the US, as well as the California Consumer Privacy Act (“CCPA”) and California Privacy Rights Act (“CPRA”). The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA, which is in the process of developing new regulations. Numerous other states have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Moreover, we are required to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. These state statutes, and other similar state or federal laws that may be enacted in the future, may require us to modify our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business. Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union General Data Protection Regulation (“GDPR”). Additionally, following the United Kingdom’s withdrawal from the EU, we also are subject to the U.K. General Data Protection Regulation, a version of the GDPR as implemented into the laws of the U.K.

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

The elimination or any modification of the Price-Anderson Act’s financial protection and indemnification authority could have adverse consequences for our business.

Certain of our products require the use of radioactive sources. In the United States, the Atomic Energy Act of 1954, as amended (“AEA”), comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price-Anderson Act, supports the nuclear services industry by offering financial protection through nuclear liability insurance and broad indemnification for third-party public liability claims arising from a nuclear accident occurring at any commercial NPP in the United States. If the nuclear liability and indemnification authority in the United States or other countries is eliminated or adversely modified in the future, our business could be adversely affected if the owners and operators of NPPs cancel or delay plans to build new plants or curtail the operations of existing plants. Although it is unlikely that the nuclear liability financial protection authority under the Price-Anderson Act would be completely abolished, some aspects of the Act could be changed during future reauthorizations.

Certain of our products and software are subject to ongoing regulatory oversight by the FDA or equivalent regulatory agencies in international markets. If we are not able to obtain or maintain the necessary regulatory approvals we may not be able to continue to market and sell such products, which could materially and adversely affect our business and results of operations.

The FDA regulates virtually all aspects of a medical device design, development, testing, manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Additionally, outside of the United States, our products are subject to clearances and approvals by foreign FDA counterparts. In order to market our products internationally, we must obtain licenses or approvals from these governmental agencies, which could include local requirements, safety standards, testing or certifications, and this process can be time consuming, burdensome and uncertain. We can offer no assurance that a particular device or a modification of a device will be approved or cleared by the FDA, or any foreign governmental agency in a timely fashion or at all. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products and how those products can be promoted.

We are also subject to medical device reporting regulations, which require us to report to the FDA and other international governmental agencies if our products cause or contribute to a death or a serious injury, or malfunction in a way that would likely cause or contribute to a death or a serious injury. Further, we are subject to cGMP in the QSR in the United States and ISO 13485 certification in many international markets, and we are required to be in ongoing compliance with these requirements to receive and maintain FDA and other international clearances to market new products and to continue to market cleared or approved products in the United States and globally. After a product is placed in the market, we are also subject to oversight by the FDA and Federal Trade Commission related to the advertising and promotion of our products to ensure our claims are consistent with our regulatory clearances, that there is scientific data to substantiate our claims, and that our advertising is not false or misleading. Advertising and promotion of our products are also subject to state regulations and various international laws and regulations.

The FDA requires device manufacturers to make their own determination of whether a modification to a previously approved product requires a new approval or clearance; however, the FDA can review a manufacturer’s decision not to submit for additional approvals or clearances. We cannot ensure that the FDA will agree with our decisions not to seek approvals or clearances for particular device modifications or that we will be successful in obtaining premarket approvals or 510(k) clearances for modifications in a timely fashion, if at all.

The FDA regulations and other similar governmental regulations in other countries require the recall of products in the event of material deficiencies or defects in design, manufacture or labeling. Recalls are generally voluntary, but can also be mandated by a governmental agency. A government mandated recall, or a voluntary recall by us of our products, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. We have in the past, and will likely in the future, implement voluntary product recalls from time to time. Any recall could divert management’s attention, cause us to incur significant expenses, generate negative publicity, harm our reputation with regulators and customers, negatively affect our future sales and business, require redesign of our products, and harm our business, financial condition and operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products would be adversely affected, which in turn would also harm our future growth.

We are subject to federal, state, local and international laws and regulations related to healthcare, the violation of which could result in substantial penalties and harm our business in the medical end market.

Our operations are subject to numerous laws and regulations governing interactions with healthcare providers. Such laws impact our sales, marketing and other promotional activities by limiting the types of financial arrangements we may have with our customers, potential customers, marketing consultants and other service providers. They particularly impact how we structure our sales offerings, including discount practices, customer support, product loans, education and training programs, physician consulting, research grants and other service arrangements.

In addition to such laws, federal and state “false claims” laws generally prohibit the knowing filing or causing the filing of a false claim, or the knowing use of false statements to obtain payment from government payers.
We are also subject to federal and state physician self-referral laws.

There are a number of federal and state laws protecting the confidentiality of certain patient health information such as the Health Insurance Portability and Accountability Act (“HIPAA”). Our failure to protect health information received from customers in compliance with HIPAA or other laws could subject us to civil and criminal liability to the government and civil liability to the covered entity, could result in adverse publicity, and could harm our business and financial condition and impair our ability to attract new customers.

In addition,the Physician Payments Sunshine Act requires each applicable entity, which includes medical device manufacturers, to track and report to the federal government on an annual basis all payments and other transfers of value from such applicable manufacturer to U.S. licensed physicians and teaching hospitals as well as physician ownership of such applicable manufacturer’s equity, in each case subject to certain statutory exceptions. Failure to comply can result in monetary penalties, which could materially impact our financial condition. In addition, we are subject to similar state and foreign laws related to the tracking and reporting of payments and other transfers of value to healthcare professionals, the violation of which could, among other things, result in civil monetary penalties and adversely impact our reputation and business and financial condition.

If third-party payers do not provide sufficient coverage and reimbursement to healthcare providers or if there is a reduction in the number of patients with health insurance, demand for our products and our revenue could be materially and adversely affected.

Our customers rely significantly on reimbursement from public and private third-party payers for procedures utilizing our radiation oncology and other medical products. Our ability to commercialize our products successfully and increase market acceptance of our products depends in significant part on the extent to which public and private third-party payers provide adequate coverage and reimbursement for procedures that are performed with our products and the extent to which patients that are treated by our products continue to be covered by health insurance. Third-party payers establish and change the reimbursement rates for medical products and services that significantly influences the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage or payment for the procedures that are performed with our products or if there is a prolonged reduction in the number of patients eligible to be treated by our products that are covered by health insurance, our revenue may decline, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely materially and adversely affect our business, results of operations and financial condition.

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

Risks Related to Our Liquidity and Capital Resources

Our indebtedness could adversely affect our financial condition.

As of December 31, 2023, we had $694.6 million aggregate principal amount of indebtedness outstanding under our senior secured term loan facility (the “Term Loan Facility”) and there is additional availability under our senior secured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to $90.0 million. In addition, our Credit Facilities bear interest based on variable interest rates which have recently increased and may increase further from time to time in the future. Continued increases in interest rates will increase the cost of servicing our outstanding indebtedness as well incurring new indebtedness and refinancing our outstanding indebtedness, and could materially and adversely affect our business, results of operations and financial condition.

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

Additionally, the Credit Agreement contains restrictive covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, merge or consolidate with other entities and create liens. The covenants in the Credit Agreement include a certain “First Lien Net Leverage Ratio” (as defined in the Credit Agreement). Our ability to meet this financial ratio could be affected by events beyond our control, and there can be no assurance that we will meet that ratio. The failure to comply with any of the covenants or any other term of the Credit Agreement could cause a default under the Credit Agreement. A default, if not waived, could result in acceleration of the outstanding indebtedness under the Credit Agreement, in which case such indebtedness would become immediately due and payable, and could also cause the acceleration of other indebtedness outstanding at such time. If any default occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

Unfavorable currency exchange rate fluctuations could materially and adversely affect our financial results.

Our international sales and our operations in countries other than the United States expose us to risks associated with fluctuating currency values and exchange rates. A significant amount of our international sales, costs, assets and liabilities are denominated in currencies other than the U.S. dollar. For example, in fiscal 2023, approximately 31% of our sales were denominated in euros, 3% in pounds sterling, 2% in Japanese yen and 2% in Canadian dollars. Gains and losses on the conversion of accounts receivable, accounts payable and other monetary assets and liabilities to U.S. dollars have contributed and may continue to contribute to fluctuations in our results of operations. In addition, continued increases in the value of the U.S. dollar relative to the euro could have an adverse effect on our results of operations. We do not currently purchase forward contracts to hedge against the risks associated with fluctuations in exchange rates.

Fluctuations in our effective tax rate, including as a result of changes in law or recent changes in our organizational structure, or adverse outcomes resulting from examination of our income tax returns, could materially and adversely affect our results of operations.

As a global company we are subject to taxation in numerous countries, states and other jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•a change in the mix of our profitability from jurisdiction to jurisdiction;
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
•the results of examinations and audits of our tax filings; and
•a change in our decision to indefinitely reinvest foreign earnings.

Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, results of operations and cash flows.

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
•the potential sales of 18,750,000 founder shares outstanding as of December 31, 2023 upon the satisfaction of certain vesting requirements;
•the issuance and potential sales of 7,787,333 shares of our Class A common stock upon the redemption of 7,787,333 shares of Class B common stock of Mirion IntermediateCo, Inc. (“IntermediateCo”) together with 7,787,333 shares of our Class B common stock outstanding as of December 31, 2023;
•the issuance and potential sales of 27,249,779 shares of Class A common stock upon the exercise of the public warrants and private placement warrants outstanding as of December 31, 2023;
•additions and departures of key personnel;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•changes in our capital structure, such as future issuances of equity and equity-linked securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale;
•general economic and political conditions, such as the effects of the Russia-Ukraine and Middle East conflicts, pandemics, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters; and
•other risk factors listed in this section “Risk Factors.”

In addition, if we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class common stock. These market and industry factors may materially reduce the market price of shares of Class A common stock and warrants regardless of our operating performance.

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

Outstanding warrants to purchase an aggregate of 27,249,779 shares of our Class A common stock (including 18,749,779 public warrants and 8,500,000 private placement warrants) are exercisable. The exercise price of these warrants is $11.50 per share. In addition, up to 7,787,333 shares of Class A common stock may be issued in connection with the redemption of IntermediateCo Class B common stock and up to 18,750,000 founder shares may vest and become unrestricted upon the occurrence of certain vesting requirements. To the extent such warrants are exercised and such shares are issued or become unrestricted, additional shares of our Class A common stock will be issued or become eligible for resale, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.

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

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worth less.

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

Anti-takeover provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair or delay a takeover attempt.

Our Charter and Bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control, in particular from one or more large stockholders owning 15% or more of our outstanding voting stock. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. Certain of these provisions provide:

•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;
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
•certain amendments to our amended and restated certificate of incorporation require the approval of two-thirds of the then-outstanding voting power of our capital stock; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cyber Risk Management and Strategy
Under the guidance of our Chief Information Officer and Director of Enterprise Information Security, we have adopted cybersecurity risk management processes that are informed by the ISO 27000 framework and take a risk based approach to improving capabilities, addressing vulnerability, and performing detection and response activities against cyber events.

We have also implemented a process to require our employees, contractors, and consultants to complete annual cybersecurity training that is designed to raise awareness of cybersecurity threats and risks through training and simulations. Our cybersecurity risk management processes also include dedicated teams, tools, and processes focused on the reduction of vulnerability and exposures, risk management, and incident detection, investigation, and remediation. We have also engaged in reviews of vendor cybersecurity risk, including through review of certain vendor certifications.
We also rely on a managed detection and response service provider that helps us manage cybersecurity risks, monitors our environment, and is retained to provide incident response services. We have also engaged other third-party cybersecurity experts to conduct periodic audits and testing of our processes and systems.
Governance
The Board has overall oversight responsibility for our risk management, and delegates its oversight of risk assessment and management guidelines to the Audit Committee. The Audit Committee reviews and makes recommendations to management or the Board on matters relating to cybersecurity. Management provides quarterly updates to the Audit Committee and an annual update to the Board. These discussions may include updates on threat focus, roadmaps covering planned improvements, status updates on key improvements efforts, overview information on any recent incidents or significant vulnerabilities (if any), and the status of key information security initiatives.
Our cybersecurity program is led by our Chief Information Officer (CIO) and Director of Enterprise Information Security. The CIO is responsible for the management of cybersecurity risks and the associated capabilities are developed and operated under the Director of Enterprise Information Security. The Director of Enterprise Information Security has a Masters degree in Information Security Engineering. Other leaders and contributors on the cybersecurity team have experience in information assurance, digital forensics, network security, and information technology. Several members of the team hold over 15 years of cybersecurity experience and over 20 years of information technology experience, and hold cybersecurity and vendor certifications. The Director of Enterprise Information Security provides regular updates on the cybersecurity program to key executives including the CIO and CFO.
As of this filing, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats to and security incidents relating to information systems. For more information, please see the section entitled "Item 1A. Risk Factors."
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

Holders

As of February 23, 2024, the company had 218,644,423 shares of Class A common stock, including 18,750,000 founder shares subject to vesting requirements, outstanding and held by 23 holders, and 7,417,333 shares of Class B common stock outstanding and held by approximately 14 holders. Such amounts do not include DTC participants or beneficial owners holding shares through nominee names.

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

Performance Graph

The graph below compares the cumulative total return for our shares of Class A common stock from August 20, 2020 through December 31, 2023 with the comparable cumulative return of four indices: the S&P 500 Index (“S&P 500”), Nasdaq, the Dow Jones Technologies Average Index (“DJIA”), and the Russell 2000. The graph assumes $100 invested on August 20, 2020 in each of our Class A common stock and the three indices presented. The stock price performance included in the below graph is not necessarily indicative of future stock performance. The Business Combination closed on October 20, 2021 and GSAH was renamed Mirion Technologies, Inc. and, pursuant to the terms of the Business Combination Agreement, Mirion TopCo combined with a subsidiary of GSAH. Our Class A common stock is listed on the NYSE under the ticker symbol “MIR.” The graph below represents GSAH until October 20, 2021 and MIR from October 20, 2021 to December 31, 2023.

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
•Our revenues were $800.9 million for the year ended December 31, 2023, of which 35.5% and 64.5% were generated in the Medical segment and the Technologies segment, respectively. Revenues were $717.8 million for the year ended December 31, 2022, of which 37.9% and 62.1% were generated in the Medical segment and the Technologies segment, respectively. Revenues were $154.1 million for the Successor Period from October 20, 2021 through December 31, 2021, $168.0 million for the Predecessor Period from July 1, 2021 through October 19, 2021, and $346.2 million for the unaudited six months ended June 30, 2021, of which 31.9%, 35.9% and 29.9% were generated in the Medical segment for the Successor Period, Predecessor Period, and unaudited six months ended June 30, 2021, respectively, and 68.1%, 64.1% and 70.1% were generated in the Technologies segment for the Successor Period, Predecessor Period, and unaudited six months ended June 30, 2021, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders, including funded and unfunded government contracts) was $857.1 million and $737.4 million as of December 31, 2023, and December 31, 2022, respectively.
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
Key Factors Affecting Our Performance

We believe that our business and results of operations and financial condition may be impacted in the future by various trends and conditions, including the following:
•International Conflict such as the Russia-Ukraine conflict and conflict in the Middle East—International conflict such as the Russia-Ukraine conflict which has impacted and may continue to impact us, and conflict in the Middle East which may impact us in the future including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyberattacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects.
•Inflation and Interest Rates—We continue to actively monitor, evaluate and respond to developments relating to operational challenges in the current inflationary environment. Global supply chain disruptions and the higher inflationary environment remain unpredictable and our past results may not be indicative of future performance. In addition, the increase in interest rates has in turn led to increases in the interest rates applicable to our indebtedness and increased our debt service costs.
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
See the "Basis of Presentation" section below regarding the Successor and Predecessor periods. The following tables present a reconciliation of certain non-GAAP financial measures for the year ended December 31, 2023, the year ended December 31, 2022, Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Periods from July 1, 2021 through October 19, 2021, and for the Predecessor fiscal year ended June 30, 2021.

	Successor	Successor	Successor	Predecessor	Predecessor
(In millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Year Ended June 30, 2021
Net loss	$(98.7)	$(288.4)	$(23.0)	$(105.7)	$(158.4)
Interest expense, net	57.1	41.9	6.2	52.8	163.2
Income tax (benefit) provision	(6.6)	(18.2)	(6.8)	(5.6)	(5.9)
Amortization	131.3	145.8	32.0	19.7	62.8
EBITA	$83.1	$(118.9)	$8.4	$(38.8)	$61.7
Depreciation - Mirion Business Combination step-up	6.4	6.4	1.3	—	—
Depreciation - all other	25.1	22.3	4.0	6.2	20.8
EBITDA	$114.6	$(90.2)	$13.7	$(32.6)	$82.5
Stock-based compensation expense	21.9	31.8	5.3	9.3	—
Decrease in fair value of warrant liabilities	24.8	(37.6)	(1.2)	—	—
Goodwill impairment	—	211.8	—	—	—
Other impairments(1)	—	7.0	—	—	—
Debt extinguishment	2.6	—	—	15.9	—
Foreign currency loss (gain), net	(0.3)	4.9	1.6	(0.6)	13.4
Revenue reduction from purchase accounting	—	—	2.3	4.5	8.0
Cost of revenues impact from inventory valuation purchase accounting	—	6.3	15.8	—	5.2
Non-operating expenses(2)(3)(4)(5)(6)(7)	17.1	30.7	7.0	34.7	43.1
Adjusted EBITDA	$180.7	$164.7	$44.5	$31.2	$152.2
(1)Other impairments for the year ended December 31, 2022 consist of $7.0 million of impairment charges primarily related to a business held for sale and an equity investment.
(2)Non-operating expenses relate to costs that are nonrecurring in nature in our operations and are further described below.
(3)Pre-tax non-operating expenses of $17.1 million for the year ended December 31, 2023 include $5.9 million loss on disposal of Rehab business, net of gain on lease termination, $4.2 million related to mergers and acquisition expenses, $1.8 million of information technology system set-up costs to support public company requirements, $1.7 million in costs for one time set-up and integration for operational initiatives, $1.6 million of restructuring costs, $1.0 million secondary offering fees incurred pursuant to our registration rights agreement in connection with offerings by one of our pre-Business Combination investors, and.$0.8 million related to the Business Combination and incremental one-time costs associated with becoming a public company.
(4)Pre-tax non-operating expenses of $30.7 million for the year ended December 31, 2022 include $9.9 million in costs for one time set-up and integration for operational initiatives, $8.0 million related to the Business Combination and incremental one-time costs associated with becoming a public company, $6.0 million of restructuring costs, $3.8 million related to mergers and acquisition expenses, and $3.0 million of information technology system set-up costs to support public company requirements.
(5)Pre-tax non-operating expenses of $7.0 million for the Successor Period from October 20, 2021 through December 31, 2021 includes $1.9 million in costs for one-time set-up and integration initiatives, $2.2 million related to the Business Combination and costs to prepare for becoming a public company, $1.4 million of restructuring costs, $0.5 million of Merger and Acquisition Expense, and $1.0 million of information technology system set-up costs to support public company requirements.
(6)Pre-tax non-operating expenses of $34.7 million for the Predecessor Stub Period from July 1, 2021 through October 19, 2021 includes $26.2 million related to the Business Combination and costs to prepare for becoming a public company, $4.1 million in costs to achieve integration and operational synergies, $1.5 million of restructuring costs, $0.2 million of Merger and Acquisition Expense, and $1.5 million of costs to achieve information technology system integration and efficiency.
(7)Pre-tax non-operating expenses of $43.1 million for the Predecessor Period fiscal year ended June 30, 2021 includes $14.2 million of legal and professional fees related to the Business Combination and costs to prepare for becoming a public company, $13.1 million in costs to achieve integration and operational synergies, $5.9 million of mergers and acquisition expenses, $5.5 million of restructuring costs, and $4.5 million of costs to achieve information technology system integration and efficiency.
The following tables present a reconciliation of non-GAAP Adjusted Revenue and Adjusted EBITDA by segment for the year ended December 31, 2023, year ended December 31, 2022, Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021.

	Year Ended December 31, 2023 (Successor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Income from operations	$13.0	$46.0	$(80.9)	$(21.9)
Amortization	54.7	76.6	—	131.3
Depreciation - core	15.7	8.9	0.5	25.1
Depreciation - Mirion Business Combination step-up	4.8	1.4	0.2	6.4
Stock-based compensation	0.7	1.3	19.9	21.9
Non-operating expenses	8.6	1.1	8.5	18.2
Other Income / Expense	—	0.1	(0.4)	(0.3)
Adjusted EBITDA	$97.5	$135.4	$(52.2)	$180.7

	Year Ended December 31, 2022 (Successor)
(In millions)	Medical	Industrial	Corporate & Other	Consolidated
Income from operations	$(98.9)	$(103.1)	$(95.8)	$(297.8)
Amortization	64.3	81.5	—	145.8
Depreciation - core	13.3	8.2	0.8	22.3
Depreciation - Mirion Business Combination step-up	4.8	1.4	0.2	6.4
Cost of revenues impact from inventory valuation purchase accounting	0.9	5.4	—	6.3
Stock-based compensation	0.6	1.0	30.2	31.8
Goodwill impairment	87.3	124.5	—	211.8
Other impairments	—	2.5	4.5	7.0
Non-operating expenses	14.6	2.6	13.8	31.0
Other Income / Expense	—	—	0.1	0.1
Adjusted EBITDA	$86.9	$124.0	$(46.2)	$164.7

	From October 20, 2021 through December 31, 2021 (Successor)
(in millions)	Medical	Technologies	Corporate & Other	Consolidated
Revenues	$49.2	$104.9	$—	$154.1
Revenue reduction from purchase accounting	2.3	—	—	2.3
Adjusted Revenues	$51.5	$104.9	$—	$156.4

Income from operations	$(5.4)	$(0.8)	$(16.7)	$(22.9)
Amortization	13.8	18.2	—	32.0
Depreciation - core	2.3	1.5	0.2	4.0
Depreciation - Mirion Business Combination step-up	0.9	0.4	—	1.3
Revenue reduction from purchase accounting	2.3	—	—	2.3
Cost of revenues impact from inventory valuation purchase accounting	3.3	12.5	—	15.8
Stock based compensation	—	—	5.3	5.3
Non-operating expenses	1.1	1.9	3.6	6.6
Other Income / Expense	—	—	0.1	0.1
Adjusted EBITDA	$18.3	$33.7	$(7.5)	$44.5

	From July 1, 2021 through October 19, 2021 (Predecessor)
(in millions)	Medical	Technologies	Corporate & Other	Consolidated
Revenues	$60.3	$107.7	$—	$168.0
Revenue reduction from purchase accounting	4.5	—	—	4.5
Adjusted Revenues	$64.8	$107.7	$—	$172.5

Income from operations	$(1.8)	$8.2	$(48.0)	$(41.6)
Amortization	9.8	9.9	—	19.7
Depreciation - core	3.5	2.5	0.2	6.2
Depreciation - Mirion Business Combination step-up	—	—	—	—
Revenue reduction from purchase accounting	4.5	—	—	4.5
Stock based compensation	—	—	9.3	9.3
Non-operating expenses	2.5	3.5	27.5	33.5
Other Income / Expense	—	—	(0.4)	(0.4)
Adjusted EBITDA	$18.5	$24.1	$(11.4)	$31.2

	Unaudited
	Six Months Ended June 30, 2021 (Predecessor)
(in millions)	Medical	Technologies	Corporate & Other	Consolidated
Revenues	$103.6	$242.6	$—	$346.2
Revenue reduction from purchase accounting	8.0	—	—	8.0
Adjusted Revenues	$111.6	$242.6	$—	$354.2

Income from operations	$(5.3)	37.4	(36.3)	$(4.2)
Amortization	17.2	20.0	—	37.2
Depreciation - core	6.4	5.1	0.4	11.9
Revenue reduction from purchase accounting	8.0	—	—	8.0
Cost of revenues impact from inventory valuation purchase accounting	4.7	—	—	4.7
Stock based compensation	—	—	(0.1)	(0.1)
Non-operating expenses	2.6	10.3	19.2	32.1
Other Income / Expense	—	—	0.3	0.3
Adjusted EBITDA	$33.6	$72.8	$(16.5)	$89.9
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
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia's invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Technologies segment. As of December 31, 2023, the Company has approximately $0.7 million in net contract assets and accounts receivable, net of related reserves of approximately $0.9 million for Russian customers and channel partners (the Company collected approximately $0.9 million of related accounts receivable during 2023). The Company maintains $14.2 million in advance payment guarantees and $14.4 million in performance guarantees in support of these projects. As of December 31, 2023, we continue to experience delays in recognizing project revenue due to the trade and financial sanctions made to date. The remaining performance obligations in our backlog for Russian-related projects was approximately $155.7 million at December 31, 2023.
In April 2023, one of our Russian customers made a claim against the Company, including liquidated damages for certain delays under the terms of an active project, in the amount of $19.3 million, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties), subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars). In June 2023, the same customer made a demand against the Company for the return of all payments received by the Company ($10.2 million) related to a Finland nuclear power plant project cancelled in May 2022. No legal actions have been taken to date by the customer on these matters, and management disputes these claims, believes that the Company has substantial defenses and expects to vigorously defend against these claims. However, uncertainty exists as to the resolutions of these matters, including any impact from a potential settlement of the claim related to the Finland project and any potential modifications of the active project.

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
Supply Chain
The global supply chain continued to be stressed by increased demand, along with pandemic-related and other global events that caused increased disruptions to us during the year ended December 31, 2023. The most notable impacts to us were delays in sourcing key devices and components needed for our products, resulting in delays in revenue recognition, and increased costs in materials and freight. We mitigated a portion of these cost impacts with price increases on certain products. While we experienced some improvements in shipping delivery and associated labor availability during the year ended December 31, 2023, the supply chain disruption continues to be a challenge and a risk of negatively impacting our future operating margins.
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
Interest Rates

In connection with the Business Combination, certain of our subsidiaries of the Company entered into the 2021 Credit Agreement to refinance and replace the credit agreement from March 2019. On June 23, 2023, the 2021 Credit Agreement was amended to replace the interest rate based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to U.S. Dollar borrowings under the Existing Credit Agreement with an interest rate based on SOFR and related SOFR-based mechanics. Refer to Note 9, Borrowings, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more details. Interest rates increased during the year ended December 31, 2023 and 2022 as central banks, specifically the Federal Reserve, have raised their interest rates in response to inflation. As a result, the interest rate for the term loan was 8.40% and 7.48% as of December 31, 2023 and 2022, respectively. We will continue to monitor our applicable interest rates, and will consider actions as appropriate.
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

Results of Operations
Year ended December 31, 2023 (Successor) compared to year ended December 31, 2022 (Successor)

(Dollars in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Revenues	$800.9	$717.8	$83.1	11.6%
Cost of revenues	444.5	407.7	36.8	9.0%
Gross profit	356.4	310.1	46.3	14.9%
Selling, general and administrative expenses	340.1	362.3	(22.2)	(6.1)%
Research and development	31.7	30.3	1.4	4.6%
Goodwill impairment	—	211.8	(211.8)	(100.0)%
Impairment loss on business held for sale	—	3.5	(3.5)	(100.0)%
Loss on disposal of business	6.5	—	6.5	100.0%
Income from operations	(21.9)	(297.8)	275.9	(92.6)%
Interest expense, net	57.1	41.9	15.2	36.3%
Loss on debt extinguishment	2.6	—	2.6	100.0%
Foreign currency (gain)/loss, net	(0.3)	4.9	(5.2)	(106.1)%
Increase (decrease) in fair value of warrant liabilities	24.8	(37.6)	62.4	(166.0)%
Other (income) expense, net	(0.8)	(0.4)	(0.4)	100.0%
Loss before benefit from income taxes	(105.3)	(306.6)	201.3	(65.7)%
Benefit from income taxes	(6.6)	(18.2)	11.6	(63.7)%
Net loss	(98.7)	(288.4)	189.7	(65.8)%
Income (loss) attributable to noncontrolling interests	(1.8)	(11.5)	9.7	(84.3)%
Net loss attributable to stockholders	$(96.9)	$(276.9)	$180.0	(65.0)%
Overview
Revenues for the year ended December 31, 2023 were $800.9 million resulting in an increase of $83.1 million, or 11.6%, from the prior year. Our Medical segment contributed $284.5 million and $271.7 million of revenues for the year ended December 31, 2023 and 2022, respectively. Our Technologies segment contributed $516.4 million and $446.1 million of revenues for the year ended December 31, 2023 and 2022, respectively. Gross profit was $356.4 million and $310.1 million for the year ended December 31, 2023 and 2022, respectively, resulting in a $46.3 million increase from the prior year.
Net loss was $98.7 million and $288.4 million for the year ended December 31, 2023 and 2022, respectively. Our Medical segment contributed $13.0 million income from operations and $98.9 million loss from operations for the year ended December 31, 2023 and 2022, respectively. Our Technologies segment was responsible for $46.0 million income from operations and $103.1 million loss from operations for the year ended December 31, 2023 and 2022, respectively. The overall decrease in net loss is primarily driven by increased revenues in both Medical and Technologies segments, decreased amortization expense in the current year due to fully amortized intangibles and certain intangibles amortizing using the double declining balance method, lower selling, general and administrative costs associated with reduced stock-based compensation expense, lower professional services fees associated with becoming a public company in the prior year and lower costs to achieve operational efficiencies, and $87.3 million and $124.5 million goodwill impairment charges in the Medical and Technologies segment, respectively, during the year ended December 31, 2022. Partially offsetting these items were an increase in interest expense in the current year, a $62.4 million change in the loss from fair value of warrant liabilities, and a $2.6 million loss on debt extinguishment in the year ended December 31, 2023.

Revenues
Revenues were $800.9 million for the year ended December 31, 2023 and $717.8 million for the year ended December 31, 2022. Revenues increased $83.1 million from the year ended December 31, 2022.
Medical segment revenues increased for the year ended December 31, 2023 compared with the year ended December 31, 2022 primarily due to price increases, organic volume growth across all end markets, and increased revenues from the acquisition in the year ended December 31, 2023. Partially offsetting the increase in Medical segment revenues period over period was a negative impact from supply chain issues and reduced revenues from the disposal of the Biodex Rehabilitation ("Rehab") business (see Note 3, Disposal of a Business, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
Technologies segment revenues increased period over period primarily due to price increases, organic volume growth driven by Nuclear and Labs & Research, the positive impact from foreign currency exchange rate fluctuations, and the impact of the SIS acquisition. See “Business segments” below for more information on our business segments.
Cost of revenues
Cost of revenues was $444.5 million for the year ended December 31, 2023 and $407.7 million for the year ended December 31, 2022, which represents a $36.8 million increase period over period.
Cost of revenues related to the Medical segment decreased $3.3 million period over period due to a reduction of cost of revenues from the disposal of Rehab (see Note 3, Disposal of a Business, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K) and an improvement in product margin mix. Additionally, cost of revenues for the year ended December 31, 2022 includes costs from purchase accounting related to the fair value of inventory from the Business Combination that were not applicable during the year ended December 31, 2023. This reduction was partially offset by increased cost of revenues due to an increased revenues over the same period and the impact of inflation.
Cost of revenues related to the Technologies segment increased $40.1 million period over period. The increase was primarily driven by an increase in operations and revenues over the same period, increased costs related to the SIS business acquired in August 2022, an unfavorable foreign currency impact, increased costs from supply chain issues, and inflation. Partially offsetting the increase in cost of revenues was an improved product margin mix and delays due to the Russia-Ukraine conflict. In addition, cost of revenues for the year ended December 31, 2022 includes costs from purchase accounting related to the fair value of inventory from the Business Combination that were not applicable during the year ended December 31, 2023.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $340.1 million for the year ended December 31, 2023 and $362.3 million for the year ended December 31, 2022, resulting in a decrease of $22.2 million.
Our Medical segment incurred lower SG&A expenses of $7.6 million for the year ended December 31, 2023 compared to the previous period. The decreases were primarily due to the impact of the decreased amortization expense resulting from intangible assets acquired in the Business Combination that were fully amortized by the fourth quarter of 2022 and other intangibles from the Business Combination that were amortized using the double declining balance method and lower SG&A expenses related to the Rehab business that was disposed in the year ended December 31, 2023. Additionally, SG&A for the year ended December 31, 2022 includes a full impairment of an equity investment. Partially offsetting the decreases was the impact of higher bad debt expense and inflation. Our Technologies segment incurred higher SG&A expenses of $5.2 million for the year ended December 31, 2023 compared to the previous period. The increase was primarily driven by inflation, foreign currency impacts, and higher SG&A associated with the acquired SIS business, partially offset by decreased amortization expense resulting from certain intangible assets acquired in the Business Combination that were amortized using the double declining balance method.
Corporate SG&A expenses were $70.2 million for the year ended December 31, 2023 and $90.0 million for the year ended December 31, 2022. The lower SG&A expenses of $19.8 million were driven by a decrease in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 15, Stock-Based Compensation, to the Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K), a reduction in insurance costs, a decrease in public company expenses, and reduced costs to achieve information technology system integration and efficiency in the current year, partially offset by increased compensation costs.

Research and development
Research and development (“R&D”) expenses were $31.7 million for the year ended December 31, 2023 and $30.3 million for the year ended December 31, 2022, resulting in a increase of $1.4 million. The increase in R&D expense was primarily due to the impact of the EC2 acquisition in the amount of $1.7 million in the Medical segment for the year ended December 31, 2023, partly offset by R&D spend decreases in both the Medical and Technologies segments.
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
Impairment loss on business held for sale
Impairment loss on business held for sale was $3.5 million for the year ended December 31, 2022. In November 2022, the Company reached an preliminary agreement to sell the Rehab business to Salona Global Medical Device Corporation ("Salona") for a purchase price of $8.0 million. As of December 31, 2022, the Company classified the assets and liabilities of Rehab as held for sale, and recorded an impairment loss of $3.5 million during the year ended December 31, 2022 representing the difference between fair value less cost to sell and carrying value.
Loss on disposal of business
Loss on disposal of business was $6.5 million for the year ended December 31, 2023. Subsequent to the final closing of the sale of Rehab business to Salona on April 3, 2023 and during the year ended December 31, 2023, significant negative events occurred which impacted the Company's ability to collect a remaining $7.0 million of cash payments from the sale to Salona. Management determined it was not probable that the $7.0 million of cash payments would be collected and recorded a loss on sale of business of $6.5 million in selling, general and administrative expenses in the Consolidated Statement of Operations during the year ended December 31, 2023 (see Note 3, Disposal of a Business, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
Loss from operations
Loss from operations were $21.9 million and $297.8 million for the year ended December 31, 2023 and 2022, respectively, representing a decrease of $275.9 million. On a segment basis, income from operations in the Medical segment for the year ended December 31, 2023 was $13.0 million and loss from operations for the year ended December 31, 2022 was $98.9 million, representing an increase of $111.9 million. Income from operations in the Technologies segment for the year ended December 31, 2023 was $46.0 million and loss from operations for the year ended December 31, 2022 was $103.1 million, representing an increase of $149.1 million. Corporate expenses were $80.9 million and $95.8 million for the year ended December 31, 2023 and 2022, respectively, representing a decrease in loss from operations of $14.9 million. See “Business segments” and “Corporate and other” below for further details.
Interest expense
Interest expense, net, was $57.1 million for the year ended December 31, 2023 and $41.9 million for the year ended December 31, 2022. The $15.2 million increase in interest was due to higher interest rates associated with the 2021 Credit Agreement during the year ended December 31, 2023 compared to the interest rates during the year ended December 31, 2022, partially offset by the impact from the early debt repayment achieved with the proceeds from the T. Rowe Price direct investment and interest settlements of open derivatives in the current year. For more information, see Note 9,

Borrowings, and Note 19, Derivatives and Hedging, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Foreign currency (gain) loss, net
We recorded a gain of $0.3 million for the year ended December 31, 2023 and a loss of $4.9 million for the year ended December 31, 2022 from foreign currency exchange. The $5.2 million change in net foreign currency losses was due to appreciation in European local currencies in relation to the U.S. dollar in the year ended December 31, 2023 opposed to the depreciation in European local currencies in the year ended December 31, 2022.
Change in fair value of warrant liabilities
We recognized an unrealized loss of $24.8 million for the year ended December 31, 2023 and an unrealized gain of $37.6 million for the year ended December 31, 2022, which resulted in an increased loss of $62.4 million. The increased loss was due to an increase in the fair value of the Public Warrant and Private Placement Warrant liabilities during the year ended December 31, 2023. See Note 18, Fair Value Measurements, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Income taxes
The effective income tax rate was 6.3% and 5.9% for the year ended December 31, 2023 and December 31, 2022, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and valuation allowances recorded during 2023.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.
Business segments

The following provides detail for business segment results for the years ended December 31, 2023 and December 31, 2022. Segment income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and selling, general and administrative expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating income to our consolidated results, see Note 17, Segment Information, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Medical

(Dollars in millions)	December 31, 2023	December 31, 2022	$ Change	% Change
Revenues	$284.5	$271.7	$12.8	4.7%
Income (loss) from operations	$13.0	$(98.9)	$111.9	(113.1)%
Income (loss) from operations as a % of revenues	4.6%	(36.4)%
Medical segment revenues were $284.5 million for the year ended December 31, 2023 and $271.7 million for the year ended December 31, 2022, which is an increase of $12.8 million. Revenues increased $26.7 million primarily due to price increases and organic growth across all end markets, in addition to an increase in revenues $1.6 million due to the acquisition of the EC2 business in the year ended December 31, 2023. Partially offsetting the increase in the Medical segment revenues period over period were reduced revenues from the disposal of Rehab by $12.0 million and delays in project deliveries due to supply chain issues in the year ended December 31, 2023 by approximately $3.4 million.
Income from operations was $13.0 million for the year ended December 31, 2023 and loss from operations was $98.9 million for the year ended December 31, 2022, respectively, representing an increase in income from operations of $111.9 million. The increase in income from operations period over period was largely due to the increase in revenues described above, a $9.6 million decrease in amortization expenses due to fully amortized intangibles and certain intangibles amortized using the double declining balance method, $3.2 million lower SG&A expenses related to Rehab that was disposed in the year ended December 31, 2023, an improvement in product margin mix of $2.7 million, and a goodwill impairment charge of $87.3 million that were not applicable during the year ended December 31, 2023. Offsetting the increase in income from operations was a loss on disposal of Rehab business in the amount of $6.5 million (see Note 3, Disposal of a Business, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K), higher bad debt expense of $2.2 million in the year ended December 31, 2023, increased SG&A of $1.0 million related to the EC2 business acquired in the year ended December 31, 2023, and a negative impact of $9.1 million from inflation.
Technologies

Dollars in millions)	December 31, 2023	December 31, 2022	$ Change	% Change
Revenues	$516.4	$446.1	$70.3	15.8%
Income (loss) from operations	$46.0	$(103.1)	$149.1	(144.6)%
Income (loss) from operations as a % of revenues	8.9%	(23.1)%
Technologies segment revenues were $516.4 million for year ended December 31, 2023 and $446.1 million for the year ended December 31, 2022, representing an increase of $70.3 million. The increase is primarily driven by $45.5 million from price increases and organic growth mainly in our Nuclear and Labs and Research markets, the impact of the SIS acquisition by $20.7 million, and the favorable foreign currency impact of $4.1 million.
Income from operations was $46.0 million for the year ended December 31, 2023 and loss from operations was $103.1 million for the year ended December 31, 2022. Income from operations increased $149.1 million period over period driven primarily by the increase in revenues described above, a $5.5 million decrease in amortization expenses due to certain intangibles being amortized using the double declining balance method, and the goodwill impairment charge and inventory step-up of $124.5 million and $5.4 million, respectively, recognized during year ended December 31, 2022 that no longer impacts the year ended December 31, 2023. Offsetting the increases in income from operations were increased cost of revenues and operating expenses of $21.1 million driven by the SIS acquisition, increased cost of revenues of $1.1 million due to supply chain issues, and a negative inflation impact of $11.5 million.
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

Corporate and other costs were $80.9 million for the year ended December 31, 2023 and $95.8 million for the year ended December 31, 2022, which represents a decrease of $14.9 million. The decrease versus the comparable period was predominantly driven by a decrease in stock-based compensation expense of $9.8 million (see Note 15, Stock-Based Compensation, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K), a $1.5 million reduction in insurance costs, a decrease of $7.2 million in professional services mostly due to costs in the prior year related to becoming a public company, and a $1.2 million reduction in costs to achieve information technology system integration and efficiency, offset by an increase of $3.2 million in compensation expenses. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 17, Segment Information, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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
Overview
Revenues were $717.8 million for the year ended December 31, 2022 and $154.1 million, $168.0 million and $346.2 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. Our Medical segment contributed $271.7 million, $49.2 million, $60.3 million, and $103.6 million of revenues for the year ended December 31, 2022, Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. Our Technologies segment contributed $446.1 million, $104.9 million, $107.7 million, and $242.6 million of revenues for the year ended December 31, 2022, Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. Gross profit was $310.1 million, $53.9 million, $70.3 million, and $142.1 million for December 31, 2022, Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively.
Net loss was $288.4 million $23.0 million, $105.7 million, and $94.7 million for the year ended December 31, 2022, Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021. Our Medical segment contributed $84.4 million and $4.3 million losses from operations for the year ended December 31, 2022 and Successor Stub Period, respectively, and contributed $0.7 million income from operations and $2.7 million loss from operations for the Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. Our Technologies segment was responsible for $98.0 million loss from operations for the year ended December 31, 2022, and $1.1 million, $11.7 million, and $47.7 million income from operations for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. The overall increase in net loss is primarily driven by reduced revenues in the

Technologies segment, a $211.8 million goodwill impairment charge in the Medical ($87.3 million) and Technologies segments ($124.5 million), increased amortization and depreciation expense due to the impact of purchase accounting related to the fair values of intangible assets and property, plant, and equipment for the Business Combination, and higher selling, general and administrative costs associated with stock-based compensation expense and costs associated with becoming a public company. Offsetting these items were increased revenues in the Medical segment; reductions in research and development expenses, interest expense, and loss on debt extinguishment; and a $36.4 million gain from change in fair value of warrant liabilities.
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
Technologies segment revenues decreased primarily due to project execution delays (driven by supply chain issues and the Russia-Ukraine conflict) and foreign exchange rate fluctuations, offset by the price increases and the impact of the SIS acquisition in 2022.
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
Cost of revenues related to the Technologies segment decreased $9.6 million period over period. The decrease was primarily driven by a decrease in manufacturing supplies and materials costs due to delays in contract execution related to the overall revenue decrease in the Technologies segment, as well as lower costs from foreign exchange impacts in Europe. Offsetting the decrease in Cost of revenues were increased costs due to inflation, inventory write-offs due to defective circuit boards, the increased amortization and depreciation expenses from the Business Combination, additional costs for the purchase accounting related to the fair value of inventory from the Business Combination, and an incremental cost of revenues related to the SIS acquisition made in the year ended December 31, 2022. Finally, cost of revenues for the Predecessor Stub Period and unaudited six months ended June 30, 2021 includes costs from purchase accounting related to the fair value of inventory from previous acquisitions that no longer impact the year ended December 31, 2022.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $362.3 million for the year ended December 31, 2022 and $70.1 million, $101.6 million, and $127.1 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively, resulting in an increase of $63.5 million.
Our Medical segment incurred higher SG&A expenses of $33.0 million for the year ended December 31, 2022. The increase was primarily due to the impact of the increased amortization expense resulting from intangible assets acquired in the Business Combination, the CIRS acquisition in the Medical segment and increased compensation expenses and increased receivable reserves related to switching distributors in China. Our Technologies segment incurred higher SG&A expenses of $37.4 million for the year ended December 31, 2022. The increase was primarily driven by the increased amortization expense resulting from intangible assets acquired in the Business Combination, as well as increased receivable reserves related to a Russian based customer.
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
Research and development
Research and development (“R&D”) expenses were $30.3 million for the year ended December 31, 2022 and $6.7 million, $10.3 million, and $19.2 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively, resulting in a decrease of $5.9 million. The decrease in R&D expense was primarily a result of a reduction in R&D program spend of $2.8 million in the Medical segment and $2.9 million in the Technologies segment for the year ended December 31, 2022.
Goodwill impairment
Goodwill impairment charges were $211.8 million for the year ended December 31, 2022. In the second quarter of the year ended December 31, 2022, the Company concluded that a triggering event had occurred in the RMS reporting unit of the Technologies segment as a result of the Russia-Ukraine conflict during the year. Based on the quantitative test for the RMS reporting unit, the Company determined that the carrying value exceeded the fair value. As such, the Technologies segment recognized its best estimate of a non-cash impairment loss in the amount of $55.2 million (see Note 8, Goodwill and intangible assets, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
In the fourth quarter of the year ended December 31, 2022, the Company performed its annual impairment test for all reporting units. The results of the analysis indicated that carrying values of the DMD EA (Technologies segment) and DSD (Medical segment) reporting units were in excess of their respective fair values. Therefore, the Company recorded non-cash impairment losses of $69.3 million and $87.3 million for the DMD EA and DSD reporting units, respectively, in the caption Goodwill impairment in our consolidated statements of operations (see Note 8, Goodwill and intangible assets, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
(Loss) income from operations
Loss from operations were $297.8 million for the year ended December 31, 2022 and $22.9 million, $41.6 million, $4.2 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months Ended June 30, 2021, which resulted in an increased loss of $229.1 million. On a segment basis, loss from operations in the Medical segment for the twelve months ended December 31, 2022 and the comparison periods was $84.4 million and $6.3 million, respectively, representing an increase of $78.1 million. Loss from operations in the Technologies segment for the year ended December 31, 2022 was $98.0 million and income from operations for the comparison periods was $1.1 million, $11.7 million and $47.7 million, respectively, representing an increase of $158.5 million. Corporate expenses were $115.4 million for the year ended December 31, 2022 and $19.7 million, $54.0 million and $49.2 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months Ended June 30, 2021, respectively, representing a decrease in loss from operations of $7.5 million. See “Business segments” and “Corporate and other” below for further details.
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
Income taxes
The effective income tax rate was 5.9% for the year ended December 31, 2022 and 22.8%, 5.0%, and (8.4)% for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively. The difference in the effective income tax rate for the year ended December 31, 2022 and the Successor Stub Period was primarily due to an impairment on our goodwill during the year ended December 31, 2022. The difference in the effective income tax rate between the Successor Stub Period and the prior periods was primarily attributable to the mix of earnings and certain adjustments for the Successor Stub Period as a result of the Business Combination.
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
Technologies

				Unaudited
	Successor		Predecessor
(Dollars in millions)	Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Six months ended June 30, 2021
Revenues	$446.1	$104.9	$107.7	$242.6
(Loss) Income from operations	$(98.0)	$1.1	$11.7	$47.7
(Loss) Income from operations as a % of revenues	(22.0)%	1.0%	10.9%	19.7%
Technologies segment revenues were $446.1 million for year ended December 31, 2022 and $104.9 million, $107.7 million, and $242.6 million for the Successor Stub Period, Predecessor Stub Period, and unaudited six months ended June 30, 2021, respectively, representing a decrease of $9.1 million. The decrease is primarily driven by volume decreases due to both the delays caused by project execution timing from supply chain issues and impacts from the Russia-Ukraine conflict of $7.0 million and foreign exchange rate fluctuations of $28.6 million, offset by the price increase of $13.6 million and the impact of the SIS acquisition in $15.4 million in 2022.
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
Revenues
Revenues were $154.1 million for the Successor Period and $168.0 million for the Predecessor Stub Period. Revenues increased $56.7 million from the unaudited six months ended December 31, 2020. The majority of the increase was a result of the acquisitions in the Medical segment contributing $61.3 million (of which $53.9 million was generated by SNC, $5.1 million by Biodex, $1.5 million by CIRS, and $0.8 million by other acquisitions) and a $3.2 million increase due to organic growth. Technologies segment revenues decreased $0.7 million, primarily driven by foreign exchange rate fluctuations of $2.5 million offset by a $1.8 million increase due to organic growth. The impact of purchase accounting related to the fair value adjustment of deferred revenue for the SNC acquisition reduced Medical segment revenues for the Successor and Predecessor Stub Periods by $2.3 million and $4.5 million, respectively.
By segment, revenues for the Successor and Predecessor Period were $49.2 million and $60.3 million in the Medical segment, respectively, and $104.9 million and $107.7 million in the Technologies segment for the Successor and Predecessor Periods, respectively. Movements in revenues by segment are detailed in the “Business Segments” section below.
Cost of revenues
Cost of revenues was $100.2 million for the Successor Period and $97.7 million for the Predecessor Stub Period. Cost of Revenues for the unaudited six months ended December 31, 2020 were $155.8 million. Cost of revenues as a percentage of revenues was 65.0% for the Successor Period, 58.2% for the Predecessor Stub Period, and 58.7% for the six months ended December 31, 2020. The increase in the Successor Period was driven by purchase accounting related to the fair value of inventory from the Business Combination. In addition, cost of revenues increased over the unaudited six months ended December 31, 2020 due to acquisitions in our Medical segment ($25.9 million combined from SNC, Biodex, CIRS, and other acquisitions) and an increase in our Technologies segment cost of revenues of $0.7 million offset by a decrease due to the impacts from foreign currency exchange rate fluctuations of $1.9 million. Cost of revenues for the Successor Period includes $15.8 million due to purchase accounting related to the fair value of inventory from the Business Combination, $0.9 million of increased amortization expense resulting from increased intangible assets from the Business Combination, and $1.1 million of increased depreciation expense resulting from increased fair values of property, plant, and equipment from the Business Combination. Cost of revenues for the unaudited six months ended December 31, 2020 includes $0.5 million due to purchase accounting related to the fair value of inventory from previous acquisitions.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $70.1 million for the Successor Period and $101.6 million for the Predecessor Stub Period. SG&A expenses were $84.0 million for the unaudited six months ended December 31, 2020, resulting in an increase of $87.7 million. The primary drivers behind the increase in SG&A expenses were the impact of acquisitions in the Medical segment ($20.8 million combined from SNC, Biodex, and CIRS), a $28.4 million increase related to the Business Combination and costs to prepare for becoming a public company, and a $14.6 million increase in stock based compensation expense related to the Profits Interests (see Note 15, Stock-based compensation). SG&A for the Successor Period includes $17.8 million of increased amortization expense resulting from increased intangible assets from the Business Combination and $0.2 million of increased depreciation expense resulting from increased fair values of property, plant, and equipment from the Business Combination.
Research and development
Research and development (“R&D”) expenses were $6.7 million for the Successor Period and $10.3 million for the Predecessor Stub Period. R&D expenses were $10.3 million for the unaudited six months ended December 3, 2020, resulting in an increase of $6.7 million. The increase in R&D expense was primarily a result of the prior period acquisitions in our Medical segment ($9.7 million combined from SNC, Biodex, and CIRS), partially offset by a decrease in R&D activity expensed in our Technologies segment of $2.2 million.
Income (loss) from operations
Loss from operations was $22.9 million for the Successor Period and $41.6 million for the Predecessor Stub Period. Income from operation was $15.3 million during the unaudited six months ended December 31, 2020 which resulted in an increased loss of $79.8 million. On a segment basis, income (loss) from operations in the Medical segment for the Successor Period and Predecessor Stub Period was $(4.3) million and $0.7 million, respectively, which includes $16.2 million and $4.5 million, respectively, in purchase accounting impacts described in revenues, cost of revenues, and SG&A above. Income from operations in the Technologies segment for the Successor Period and Predecessor Stub Period was $1.1 million and $11.7 million, respectively, which includes $21.4 million in purchase accounting impacts described in cost of revenues and SG&A above in the Successor Period. Corporate expenses were $19.7 million and $54.0 million for the Successor Period and Predecessor Stub Period, respectively. See “Business segments” and “Corporate and other” below for further details.

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

For reconciliations of segment revenues and operating income to our consolidated results, see Note 17, Segment Information, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Technologies

	Successor	Predecessor
(Dollars in millions)	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Six Months Ended December 31, 2020 (unaudited)
Revenues	$104.9	$107.7	$213.3
Income from operations	$1.1	$11.7	$33.8
Income from operations as a % of revenues	1.0%	10.9%	15.8%
Technologies segment revenues were $104.9 million for the Successor Period and $107.7 million for the Predecessor Stub Period, which was a slight decrease of $0.7 million from revenues of $213.3 million for the unaudited six months ended December 31, 2020. The slight decrease is primarily driven by foreign exchange rate fluctuations of $2.5 million offset by a $1.8 million increase due to organic growth.
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

Corporate and other costs were $19.7 million for the Successor period and $54.0 million for the Predecessor Stub Period which is an increase of $46.7 million when compared to the unaudited six months ended December 31, 2020. The increase versus the comparable period was predominantly driven by $28.4 million of fees related to the Business Combination and costs to prepare for becoming a public company, an increase in stock-based compensation expense of $14.6 million related to the Profits Interests (see Note 15, Stock based compensation), $2.0 million increase in other costs related to company-wide initiatives ($4.2 million in operations and information technology integrations, $1.6 million in restructuring costs, partially offset by $3.6 million in lower merger and acquisition costs), an increase of $1.8 million in compensation expense, $0.9 million increase in facility costs and $0.9 million increase in corporate insurance mostly due to becoming a public company. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 17, Segment Information, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Quarterly Results of Operations
The following table sets forth selected unaudited quarterly financial data for the quarters during the current fiscal year and during the year ended December 31, 2022. The information for each of these periods reflects all adjustments that are of a normal, recurring nature and that we consider necessary for a fair presentation of our operating results for such periods. The results of operations presented should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this document and are not necessarily indicative of our operating results for any future period. Revenues for certain quarters/periods are impacted by the capital spending patterns of government customers, which are influenced by budgetary considerations and driven by timing of fiscal year-ends.

	For the three months ended
(In millions)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Net loss	$(14.5)	$(12.9)	$(28.4)	$(42.9)	$(159.7)	$(50.4)	$(59.3)	$(19.0)
EBITA(1)(2)	$28.2	$33.2	$17.2	$4.5	$(114.6)	$(7.1)	$(20.8)	$23.6
EBITDA(1)(2)	$36.4	$41.1	$24.8	$12.3	$(106.8)	$0.3	$(13.5)	$29.8
Adjusted EBITDA(1)(2)	$61.0	$38.8	$44.3	$36.6	$56.4	$30.8	$42.6	$34.9
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

(2)The following table reconciles non-GAAP measures EBITA, EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net loss:

	For the three months ended
(In millions)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Net loss	$(14.5)	$(12.9)	$(28.4)	$(42.9)	$(159.7)	$(50.4)	$(59.3)	$(19.0)
Interest expense, net	14.4	14.2	13.6	14.9	12.5	13.1	8.4	7.9
Income tax (benefit) provision	(3.5)	(0.8)	(1.2)	(1.1)	(1.7)	(5.0)	(7.4)	(4.1)
Amortization	31.8	32.7	33.2	33.6	34.3	35.2	37.5	38.8
EBITA	$28.2	$33.2	$17.2	$4.5	$(114.6)	$(7.1)	$(20.8)	$23.6
Depreciation	8.2	7.9	7.6	7.8	7.8	7.4	7.3	6.2
EBITDA	$36.4	$41.1	$24.8	$12.3	$(106.8)	$0.3	$(13.5)	$29.8
Stock-based compensation expense	4.2	6.1	6.0	5.6	7.0	8.5	8.5	7.8
Increase (decrease) in fair value of warrant liabilities	18.5	(12.8)	5.7	13.4	(10.1)	12.0	(19.6)	(19.9)
Goodwill impairment	—	—	—	—	156.6	—	55.2	—
Other impairments	—	—	—	—	4.5	2.5	—	—
Debt extinguishment	—	—	—	2.6	—	—	—	—
Foreign currency (gain) loss, net	(1.3)	1.5	(0.2)	(0.3)	(3.0)	3.1	3.3	1.5
Cost of revenues impact from inventory valuation purchase accounting	—	—	—	—	—	—	—	6.3
Non-operating expenses	3.2	2.9	8.0	3.0	8.2	4.4	8.7	9.4
Adjusted EBITDA	$61.0	$38.8	$44.3	$36.6	$56.4	$30.8	$42.6	$34.9

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
At December 31, 2023 and December 31, 2022, we had $128.8 million and $73.5 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $105.4 million and $66.4 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $90.0 million of revolving borrowings.The amount available on the revolver as of December 31, 2023 and December 31, 2022 was approximately $73.3 million and $80.6 million, respectively.
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

On June 23, 2023, the 2021 Credit Agreement was amended, among other things, to replace the interest rate based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to U.S. Dollar borrowings under the Existing Credit Agreement with an interest rate based on SOFR (including, solely with respect to currently outstanding term loans, a customary spread adjustment of 0.11448%, 0.26161% and 0.42826% for borrowings with interest periods of 1, 3 and 6 months, respectively) and related SOFR-based mechanics The interest rate under the 2021 Credit Agreement was 8.40% and 7.48% as of December 31, 2023 and December 31, 2022, respectively.
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
Hedges
As a result of the Company’s European operations, we are exposed to fluctuations in exchange rates between the Euro and U.S. dollar (our functional currency). As such, we entered into cross-currency rate swaps during the year ended December 31, 2022 to manage currency risks related to foreign exchange in foreign operations. The Company is also subject to interest rate risk related to the Credit Facilities. As such, we entered into an interest rate swap (notional amount of $75.0 million) during the year ended December 31, 2023 to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments.
The interest rate swap is a derivative financial instrument that has been designated and qualify as a cash flow hedge. The changes in the fair values of the cash flow hedge are recorded in accumulated other comprehensive loss (“AOCL”) and are reclassified into the line item in our Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCL into earnings. During the year ended December 31, 2023, the new interest rate swap resulted in gains of $0.1 million recognized in other comprehensive income ("OCI"), respectively. Gains of $0.6 million were recognized in income through interest expense and reclassified from OCI during the same periods.
The cross-currency rate swaps are derivative financial instruments that have been designated and qualify as hedges of net investments in our foreign operations. Accordingly, the changes in the fair values of the swaps are recognized in net investment hedges adjustments, a component of accumulated other comprehensive loss ("AOCL"), to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change. The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Year Ended December 31, 2023	Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021
	December 31, 2023	December 31, 2022
Cross-currency rate swaps	€238.8	€238.8	$(10.4)	$(12.9)	$—
Total	€238.8	€238.8	$(10.4)	$(12.9)	$—

For more discussion of the hedges of net investments, see Note 18, Fair Value Measurement, and Note 19, Derivatives and Hedging, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Cash flows

					Unaudited
	Successor			Predecessor
(In millions)	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Six Months Ended June 30, 2021	Six Months Ended December 31, 2020
Net cash provided by (used in) operating activities	$95.2	$39.4	$(12.2)	$13.1	$33.7	$19.4
Net cash used in investing activities	$(64.7)	$(39.5)	$(2,189.4)	$(12.5)	$(28.9)	$(284.5)
Net cash (used in) provided by financing activities	$22.6	$(7.0)	$1,537.7	$1.0	$(9.9)	$249.3
Year ended December 31, 2023 (Successor) as compared to year ended December 31, 2022 (Successor)
Net Cash Provided by (Used in) Operating Activities
Operating activities provided net cash of $95.2 million for the year ended December 31, 2023 (Successor), as compared to net cash provided of $39.4 million for the year ended December 31, 2022 (Successor). The increase in net cash provided of $55.8 million is due to improved net income of $18.1 million after adjusting for non-cash items with the remainder due to increased cash from net working capital, specifically from reduced inventory levels due to a more favorable supply chain and collections on contract assets and liabilities in the current year.
Net Cash Used in Investing Activities
Net cash used in investing activities was $64.7 million for the year ended December 31, 2023 (Successor) as compared to used net cash of $39.5 million for the year ended December 31, 2022 (Successor). The increase in net cash used of $25.2 million was driven primarily by the $31.4 million cash consideration paid for the Asset Purchase of EC2 during the year ended 2023 as compared to $6.6 million of cash consideration paid for the purchase of the Critical Infrastructure business of Collins Aerospace, offset by an increase of $3.3 million in interest received on the cross currency swaps that were entered into during the fourth quarter of 2022 (see Note 19, Derivatives and Hedging, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
Net Cash (Used in) Provided by Financing Activities
Financing activities provided net cash of $22.6 million for the year ended December 31, 2023 (Successor) as compared to net cash used of $7.0 million during the year ended December 31, 2022 (Successor). The increase in net cash provided of $29.6 million primarily relates to the $150.0 million proceeds received on the T. Rowe direct investment offset by increased debt repayments of approximately $120.7 million (see "Recent Developments" above).
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

The Company exercises judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the performance obligation. Typically, over-time revenue recognition is based on the utilization of the input measure of costs incurred to date relative to total estimated costs to measure progress. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognize the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined. A significant change in an estimate on one or more contracts could have a material effect on the Company’s consolidated financial position, results from operations, or cash flows. However, there were no significant changes in estimated contract costs for the year ended December 31, 2023, the year ended December 31, 2022, the Successor Period of October 20, 2021 through December 31, 2021, the Predecessor Periods of July 1, 2021 through October 19, 2021, or the fiscal year ended June 30, 2021.
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
The Company’s costs to obtain contracts are typically comprised of sales commissions. A majority of these costs relate to revenue that is recognized over a period that is less than one year. For costs related to revenue recognized over a period less than one year, the Company has elected the practical expedient under ASC 606 to expense these costs as incurred.
Contract Balances
Revenue earned in excess of billings on contracts in progress (contract assets) are classified in the consolidated balance sheet as a current asset and included in costs in excess of billings on uncompleted contracts. Amounts billed in excess of revenue earned (contract liabilities) are included in deferred contract revenue. For more information, see Note 4, Contracts in Progress, to the Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K.
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of December 31, 2023 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $857.1 million and $737.4 million as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, the Company expects to recognize approximately 46%, 18%, 11%, and 8% of the remaining performance obligations as revenue during the fiscal years 2024, 2025, 2026 and 2027, respectively, and the remainder thereafter.
Disaggregation of Revenues

A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 17, Segment Information, to the Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K.
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
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants as of December 31, 2022 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Derivative warrant liabilities were $55.3 million and $30.5 million as of December 31, 2023 and December 31, 2022, respectively, as the fair value of the Public and Private Placement Warrants increased from $1.12 per warrant to $2.03 per warrant in the year ended December 31, 2023.
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
Successor Period
The Company uses derivatives to manage underlying commercial risks, including risks related to foreign exchange and interest rate. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. In evaluating whether a particular relationship qualifies for hedge accounting, the Company tests effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, the Company discontinues applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation, as applicable.

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
The Interest Rate Swap and Cross-Currency Rate Swaps the Company entered into are not exchange traded instruments and their fair value is determined using the cash flows of the swap contracts, discount rates to account for the passage of time, USD-SOFR CME term, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements. As such, the Company recognized gains of $0.1 million in AOCL for the year ended December 31, 2023 for the swap that qualified as a cash flow hedge. The Company recognized a loss of $10.4 million and $12.9 million in AOCL for the year ended December 31, 2023 and 2022, respectively, for the swaps that qualified as net investment hedges.
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
Foreign currency exchange rate risk
In the normal course of business, we are exposed to changes in foreign currency exchange rates due to its worldwide presence and business profile. Foreign currency exposures relate to transactions denominated in currencies that differ from the function currencies of our subsidiaries. We may from time to time use cross currency swap agreements or other hedging instruments to manage certain foreign currency exposures.
We derived approximately 40.6%, 40.2%, 43.7%, 40.4%, and 49.9%, of our revenues during the Successor Period ended December 31, 2023, December 31, 2022 and from October 20, 2021 through December 31, 2021 and the Predecessor Period from July 1, 2021 through October 19, 2021 and the fiscal year ended June 30, 2021, respectively, from outside the United States through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Although we are impacted by the exchange rates of several currencies, our largest exposures are generally to the Euro, Canadian dollar, British Pound, and Japanese Yen. In conducting our foreign operations, we also make inter-company sales denominated in different currencies. These activities expose us to the effect of changes in foreign currency exchange rates. Flows of foreign currencies into and out of our operations are generally stable, regularly occurring and are recorded at fair market value in our financial statements.
During the Successor Period ended December 31, 2023, December 31, 2022 and from October 20, 2021 through December 31, 2021 and the Predecessor Period from July 1, 2021 through October 19, 2021 and the fiscal year ended June 30, 2021, the effect of a hypothetical 10% change in foreign currencies that we have exposure to compared to the U.S. dollar would have impacted our revenues by approximately $39.3 million, $34.3 million $8.7 million, $9.3 million, and $41.7 million, respectively.
During the Successor Period ended December 31, 2022 and from October 20, 2021 through December 31, 2021 and during the Predecessor Periods from July 1, 2021 through October 19, 2021 and the fiscal year ended June 30, 2021, the effect of a hypothetical 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $20.7 million, $18.8 million, $2.5 million, $4.0 million, and $4.5 million, respectively. This impact does not consider the effects of a stronger or weaker dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and the demand for our products such as a strengthening dollar causes exports to become more expensive to foreign customers and businesses that must pay for them in other currencies.
Interest rates risk
We are exposed to changes in interest rates primarily as a result of our long-term debt. We may from time to time use interest rate swap agreements or other hedging instruments to manage the interest rate characteristics of a portion of our outstanding debt. In the year ended December 31, 2023, we executed an interest rate swap agreement effective June 30, 2023 through June 30, 2026, which entitles the Company to floating interest receipts for fixed interest payments on $75 million notional value. Based on the amounts and mix of our floating rate debt at December 31, 2023, if market interest rates increase an average of 100 basis points, our year-to-date interest expense would increase by approximately $7.2 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Atlanta, GA, PCAOB ID No. 34)	88
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	91
Consolidated Statements of Operations for the fiscal year ended December 31, 2023, December 31, 2022, the periods ended December 31, 2021 and October 19, 2021, and the fiscal years ended June 30, 2021	92
Consolidated Statements of Comprehensive Loss for the fiscal year ended December 31, 2023, December 31, 2022, the periods ended December 31, 2021 and October 19, 2021, and the fiscal years ended June 30, 2021	93
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal year ended December 31, 2023, December 31, 2022, the periods ended December 31, 2021 and October 19, 2021, and the fiscal years ended June 30, 2021	94
Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2023, December 31, 2022, the periods ended December 31, 2021 and October 19, 2021, and the fiscal years ended June 30, 2021	96
Notes to Consolidated Financial Statements	97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mirion Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mirion Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2023 (Successor) and 2022 (Successor), and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from October 20, 2021 through December 31, 2021 (Successor), for the period from July 1, 2021 through October 19, 2021 (Predecessor), and for the year ended June 30, 2021 (Predecessor) and the related notes and the schedules listed in the Index at Item 16 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 (Successor) and 2022 (Successor), and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from October 20, 2021 through December 31, 2021 (Successor), for the period from July 1, 2021 through October 19, 2021 (Predecessor), and for the year ended June 30, 2021 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•Tested the mathematical accuracy of management's calculation of revenue for the performance obligation.
•We evaluated management’s ability to estimate total costs accurately by evaluating significant fluctuations in margins year over year on percentage-of-completion contracts.
Goodwill — DSD, Technologies Europe and Asia, and Technologies North America Reporting Units — Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The annual impairment test for all reporting units was performed as of October 1, 2023. The Company determines the fair value of its reporting units using a combination of the income approach and the market approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to estimated future cash flows. The determination of the fair value using the market approach requires management to make significant assumptions related to the metrics of publicly traded companies or historically completed transactions of comparable businesses. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. No impairment was recognized for any reporting unit, as the fair value of each reporting unit exceeded its carrying value as of the measurement date.
•We identified goodwill for DSD, Technologies Europe and Asia, and Technologies North America as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of the DSD, Technologies Europe and Asia, and Technologies North America reporting units and the increased uncertainty in the estimated future cash flow and selected discount rate. Accordingly, this audit area required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, in particular related to the selection of the discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the estimated future cash flows and the selection of discount rates for the DSD, Technologies Europe and Asia, and Technologies North America reporting units included the following procedures, among others:

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
February 28, 2024
We have served as the Company's auditor since 2015.

Mirion Technologies, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$128.8	$73.5
Restricted cash	0.6	0.5
Accounts receivable, net of allowance for doubtful accounts	172.3	171.2
Costs in excess of billings on uncompleted contracts	48.7	50.0
Inventories	144.1	143.3
Prepaid expenses and other current assets	44.1	33.6
Assets held for sale	—	8.5
Total current assets	538.6	480.6
Property, plant, and equipment, net	134.5	124.3
Operating lease right-of-use assets	32.8	40.1
Goodwill	1,447.6	1,418.0
Intangible assets, net	538.8	650.4
Restricted cash	1.1	1.0
Other assets	25.1	24.3
Total assets	$2,718.5	$2,738.7
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$58.7	$67.7
Deferred contract revenue	103.4	83.0
Third-party debt, current	1.2	5.3
Operating lease liability, current	6.8	8.5
Accrued expenses and other current liabilities	95.6	79.8
Total current liabilities	265.7	244.3
Third-party debt, non-current	684.7	801.5
Warrant liabilities	55.3	30.5
Operating lease liability, non-current	28.1	34.3
Deferred income taxes, non-current	84.0	116.3
Other liabilities	50.7	44.6
Total liabilities	1,168.5	1,271.5
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 218,177,832 shares issued and outstanding at December 31, 2023; 200,298,834 shares issued and outstanding at December 31, 2022	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 7,787,333 issued and outstanding at December 31, 2023 and 8,040,540 issued and outstanding at December 31, 2022	—	—
Treasury stock, at cost; 149,076 shares at December 31, 2023 and 0 shares at December 31, 2022	(1.3)	—
Additional paid-in capital	2,056.5	1,882.4
Accumulated deficit	(505.4)	(408.5)
Accumulated other comprehensive loss	(65.3)	(75.7)
Mirion Technologies, Inc. stockholders’ equity	1,484.5	1,398.2
Noncontrolling interests	65.5	69.0
Total stockholders’ equity	1,550.0	1,467.2
Total liabilities and stockholders’ equity	$2,718.5	$2,738.7

The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	Successor			Predecessor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
Revenues:
Product	$597.8	$533.0	$120.9	$123.4	$459.3
Service	203.1	184.8	33.2	44.6	152.3
Total revenues	800.9	717.8	154.1	168.0	611.6
Cost of revenues:
Product	339.7	307.5	83.1	74.0	284.1
Service	104.8	100.2	17.1	23.7	75.7
Total cost of revenues	444.5	407.7	100.2	97.7	359.8
Gross profit	356.4	310.1	53.9	70.3	251.8
Operating expenses:
Selling, general and administrative	340.1	362.3	70.1	101.6	211.2
Research and development	31.7	30.3	6.7	10.3	29.4
Goodwill impairment	—	211.8	—	—	—
Impairment loss on business held for sale	—	3.5
Loss on disposal of business	6.5	—	—	—	—
Total operating expenses	378.3	607.9	76.8	111.9	240.6
(Loss) income from operations	(21.9)	(297.8)	(22.9)	(41.6)	11.2
Other expense (income):
Third-party interest expense	61.9	42.5	6.2	12.5	41.2
Third-party interest income	(4.8)	(0.6)	—	—	(0.2)
Related-party interest expense (Note 9)	—	—	—	40.3	122.2
Loss on debt extinguishment	2.6	—	—	15.9	—
Foreign currency (gain) loss, net	(0.3)	4.9	1.6	(0.6)	13.4
Increase (decrease) in fair value of warrant liabilities	24.8	(37.6)	(1.2)	—	—
Other (income) expense, net	(0.8)	(0.4)	0.3	1.6	(1.1)
Loss before income taxes	(105.3)	(306.6)	(29.8)	(111.3)	(164.3)
Benefit from income taxes	(6.6)	(18.2)	(6.8)	(5.6)	(5.9)
Net loss	(98.7)	(288.4)	(23.0)	(105.7)	(158.4)
Loss attributable to noncontrolling interests	(1.8)	(11.5)	(0.8)	—	(0.1)
Net loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders	$(96.9)	$(276.9)	$(22.2)	$(105.7)	$(158.3)

Net loss per common share attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders — basic and diluted	$(0.49)	$(1.53)	$(0.12)	$(15.81)	$(24.18)
Weighted average common shares outstanding — basic and diluted	196.369	181.149	180.773	6.685	6.549
The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Successor			Predecessor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
Net loss	$(98.7)	$(288.4)	$(23.0)	$(105.7)	$(158.4)
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss), net of tax	18.8	(50.3)	(20.5)	(7.5)	34.2
Unrecognized actuarial (loss) gain and prior service benefit, net of tax	(0.1)	2.0	(0.2)	0.6	0.9
Unrealized losses on net investment hedges, net of tax	(8.0)	(10.0)	—	—	—
Unrealized gain on cash flow hedge, net of tax	0.1	—	—	—	—
Other comprehensive income (loss), net of tax	10.8	(58.3)	(20.7)	(6.9)	35.1
Comprehensive loss	(87.9)	(346.7)	(43.7)	(112.6)	(123.3)
Less: Comprehensive loss attributable to noncontrolling interests	(1.4)	(14.8)	(0.8)	—	(0.1)
Comprehensive loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) stockholders	$(86.5)	$(331.9)	$(42.9)	$(112.6)	$(123.2)
The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In millions, except share amounts)

Predecessor	A Ordinary Shares	A Ordinary Amount	B Ordinary Shares	B Ordinary Amount	Additional Paid-In Capital	Receivable from Employees for purchase of Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
Balance June 30, 2020	1,483,795	$—	5,353,970	$0.1	$9.5	$(2.7)	$(729.7)	$4.1	$2.2	$(716.5)
Receivable from Employees	—	—	—	—	—	0.3	—	—	—	0.3
Net loss	—	—	—	—	—	—	(158.3)	—	(0.1)	(158.4)
Other comprehensive income	—	—	—	—	—	—	—	35.1	—	35.1
Balance June 30, 2021	1,483,795	—	5,353,970	0.1	9.5	(2.4)	(888.0)	39.2	2.1	(839.5)
Share-based compensation expense	—	—	—	—	9.3	—	—	—	—	9.3
Impairment loss on lease adoption	—	—	—	—	—	—	(2.9)	—	—	(2.9)
Receivable from employees	—	—	—	—	—	1.6	—	—	—	1.6
Net loss	—	—	—	—	—	—	(105.7)	—	—	(105.7)
Other comprehensive loss	—	—	—	—	—	—	—	(6.9)	—	(6.9)
Balance October 19, 2021	1,483,795	$—	5,353,970	$0.1	$18.8	$(0.8)	$(996.6)	$32.3	$2.1	$(944.1)

Mirion Technologies, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In millions, except share amounts)
(Continued)

	Class A Common Stock		Class B Common Stock		Treasury Stock
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
Balance October 20, 2021	—	$—	18,750,000	$—	—	$—	$—	$(109.4)	$—	$—	$(109.4)
Conversion of class B Founder Shares to shares of Class A common stock upon Business Combination	18,750,000	—	(18,750,000)	—	—	—	—	—	—	—	—
Reclassification of temporary equity shares previously subject to redemption	60,371,390	—	—	—	—	—	603.7	—	—	—	603.7
Issuance of shares of Class A common stock to PIPE Investors, net of offering costs	90,000,000	—	—	—	—	—	886.7	—	—	—	886.7
Issuance of shares of common stock to Mirion Sellers and recognition of noncontrolling interests in Mirion Business Combination	30,401,902	—	8,560,540	—	—	—	329.1	—	—	91.6	420.7
Equity contribution from Mirion Sellers	—	—	—	—	—	—	18.7	—	—	—	18.7
Forgiveness of working capital note from Sponsor	—	—	—	—	—	—	2.0	—	—	—	2.0
Stock-based compensation expense	—	—	—	—	—	—	5.3	—	—	—	5.3

Net loss	—	—	—	—	—	—	—	(22.2)	—	(0.8)	(23.0)
Other comprehensive loss	—	—	—	—	—	—	—	—	(20.7)	—	(20.7)
Balance December 31, 2021	199,523,292	$—	8,560,540	$—	—	$—	$1,845.5	$(131.6)	$(20.7)	$90.8	$1,784.0
Warrant redemptions	100	—	—	—	—	—	—	—	—	—	—
Stock issued for vested restricted stock units	220,396	—	—	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	35,046	—	—	—	—	—	0.4	—	—	—	0.4
Conversion of shares of class B common stock to class A common stock	520,000	—	(520,000)	—	—	—	5.1	—	—	(5.1)	—
Purchase accounting adjustments to fair value of noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	—	—		—	—	—	31.4	—	—	—	31.4
Net loss	—	—	—	—	—	—	—	(276.9)	—	(11.5)	(288.4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(55.0)	(3.3)	(58.3)
Balance December 31, 2022	200,298,834	$—	8,040,540	$—	—	$—	$1,882.4	$(408.5)	$(75.7)	$69.0	$1,467.2
Warrant redemptions	100	—	—	—	—	$—	—	—	—	—	—
Stock issued for vested restricted stock units	588,274	—	—	—	—	—	—	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(149,076)	—			149,076	(1.3)					(1.3)
Stock compensation to directors in lieu of cash compensation	43,636	—	—	—	—	—	0.4	—	—	—	0.4
Conversion of shares of class B common stock to class A common stock	253,207	—	(253,207)	—	—	—	2.1	—	—	(2.1)	—
Issuance of shares of class A common stock under a direct registered offering, net of offering costs	17,142,857	—	—	—	—	—	149.8	—	—	—	149.8
Stock-based compensation expense	—	—		—	—	—	21.8	—	—	—	21.8
Net loss	—	—	—	—	—	—	—	(96.9)	—	(1.8)	(98.7)
Other comprehensive loss	—	—	—	—	—	—	—	—	10.4	0.4	10.8
Balance December 31, 2023	218,177,832	$—	7,787,333	$—	149,076	$(1.3)	$2,056.5	$(505.4)	$(65.3)	$65.5	$1,550.0
The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Successor			Predecessor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
OPERATING ACTIVITIES:
Net loss	$(98.7)	$(288.4)	$(23.0)	$(105.7)	$(158.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrual of in-kind interest on notes payable to related parties	—	—	—	40.2	121.2
Depreciation and amortization expense	162.8	174.5	37.3	25.9	83.6
Stock-based compensation expense	21.9	31.8	5.3	9.3	—
Loss on debt extinguishment	2.6	—	—	15.9	—
Amortization of debt issuance costs	3.1	3.5	0.7	1.1	3.2
Provision for doubtful accounts	1.8	0.3	(0.8)	0.3	2.1
Inventory obsolescence write down	2.3	0.9	0.3	—	0.7
Change in deferred income taxes	(30.9)	(37.2)	(11.2)	(8.4)	(16.6)
Loss (gain) on disposal of property, plant and equipment	0.6	3.4	0.8	1.6	(0.1)
(Gain) loss on foreign currency transactions	(0.3)	4.9	1.6	(0.6)	13.4
Increase (decrease) in fair values of warrant liabilities	24.8	(37.6)	(1.2)	—	—
Amortization of deferred revenue step-down	—	—	2.3	4.5	8.0
Amortization of inventory step-up	—	6.3	15.8	—	5.2
Goodwill impairment	—	211.8	—	—	—
Loss on disposal of business	6.5	—	—	—	—
Other	(0.6)	3.6	(0.1)	—	1.4
Changes in operating assets and liabilities:
Accounts receivable	(5.0)	(14.8)	(42.5)	18.2	(4.2)
Costs in excess of billings on uncompleted contracts	1.9	(4.5)	6.3	(5.7)	(3.8)
Inventories	(0.5)	(34.8)	5.1	(10.2)	(4.2)
Deferred cost of revenue	0.7	(0.8)	(0.3)	(0.4)	6.6
Prepaid expenses and other current assets	(14.0)	(2.4)	(2.5)	2.6	(10.1)
Accounts payable	(9.9)	4.5	(8.9)	19.2	2.6
Accrued expenses and other current liabilities	2.6	5.5	(8.4)	0.4	(2.2)
Deferred contract revenue	23.9	6.9	10.6	4.5	(2.8)
Other assets	0.3	5.4	(6.1)	(2.2)	0.5
Other liabilities	(0.7)	(3.4)	6.7	2.6	7.5
Net cash provided by (used in) operating activities	95.2	39.4	(12.2)	13.1	53.6
INVESTING ACTIVITIES:
Acquisition of Mirion, net of cash and cash equivalents acquired	—	—	(2,124.8)	—	—
Acquisitions of businesses, net of cash and cash equivalents acquired	(31.4)	(6.6)	(58.6)	(0.9)	(290.1)
Purchases of property, plant, and equipment and badges	(37.1)	(34.2)	(6.0)	(11.6)	(23.2)
Sales of property, plant, and equipment	—	0.8	—	—	—
Proceeds from net investment hedge derivative contracts	3.8	0.5	—	—	—
Proceeds from business disposal	1.0	—	—	—	—
Other investing	(1.0)	—	—	—	—
Net cash used in investing activities	(64.7)	(39.5)	(2,189.4)	(12.5)	(313.3)
FINANCING ACTIVITIES:
Issuances of common stock	150.0	—	900.0	—	—
Common stock issuance costs	(0.3)	—	(13.3)	—	—
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(1.0)	—	—	—	—
Transaction fees reimbursed by Sellers	—	—	18.7	—	—
Payment of deferred underwriting costs	—	—	(26.3)	—	—
SPAC share redemption	—	—	(146.3)	—	—
Borrowings from third-parties, net of discount and issuance costs	—	—	807.3	1.9	218.8
Principal repayments	(127.3)	(6.6)	(1.7)	(2.4)	(14.8)
Deferred financing costs	—	—	(0.9)	—	—
Borrowings from notes payable – related parties	—	—	—	—	70.0
Payment on revolving term loan	—	—	—	—	(35.0)
Proceeds from net cash flow hedge derivative contracts	0.6	—	—	—	—
Other financing	0.6	(0.4)	0.2	1.5	—
Net cash provided by (used in) financing activities	22.6	(7.0)	1,537.7	1.0	239.0
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2.4	(3.2)	(1.0)	(0.9)	3.1
Net increase (decrease) in cash, cash equivalents, and restricted cash	55.5	(10.3)	(664.9)	0.7	(17.6)
Cash, cash equivalents, and restricted cash at beginning of period	75.0	85.3	750.2	102.4	120.0
Cash, cash equivalents, and restricted cash at end of period	$130.5	$75.0	$85.3	$103.1	$102.4
The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Mirion Technologies, Inc. (“Mirion,” the “Company,” "Successor," "we," "our," or "us" and formerly GS Acquisition Holdings Corp II ("GSAH")) is a global provider of radiation detection, measurement, analysis, and monitoring products and services to the medical, nuclear, and defense end markets. The Company provides products and services through two operating and reportable segments; (i) Medical and (ii) Technologies. The Medical segment provides radiation oncology quality assurance, delivering patient safety solutions for diagnostic imaging and radiation therapy centers around the world, dosimetry solutions for monitoring the total amount of radiation medical staff members are exposed to over time, radiation therapy quality assurance solutions for calibrating and verifying imaging and treatment accuracy, and radionuclide therapy products for nuclear medicine applications such as shielding, product handling and medical imaging furniture. The Technologies segment provides robust, field ready personal radiation detection and identification equipment for defense applications and radiation detection and analysis tools for power plants, labs, and research applications. Nuclear power plant product offerings are used for the full nuclear power plant lifecycle including core detectors and essential measurement devices for new build, maintenance, decontamination and decommission equipment for monitoring and control during fuel dismantling and remote environmental monitoring.

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

The Company recognizes a noncontrolling interest for the portion of Class B common stock of IntermediateCo that is not attributable to the Company. See Note 22, Noncontrolling Interest.

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

The Business Combination was accounted for under Accounting Standards Codification ("ASC") 805, Business Combinations. GSAH was determined to be the accounting acquirer. Mirion Technologies, Inc. constituted a business in accordance with ASC 805 and the business combination constituted a change in control. Accordingly, the Business Combination was accounted for using the acquisition method. Under this method of accounting, Mirion TopCo was treated as the “acquired” company for financial reporting purposes and the acquired net assets were stated at fair value, with goodwill or other intangible assets recorded. Refer to Note 2, Business Combinations and Acquisitions, for further detail.

As a result of the application of the acquisition method of accounting in the Successor Period, the financial statements for the Successor Period are presented on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor Period.

Segments

The Company manages its operations through two operating and reportable segments: Medical and Technologies. These segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 17, Segment Information, for further detail.
Use of Estimates
Management estimates and judgments are an integral part of financial statements prepared in accordance with GAAP. We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our Consolidated Financial Statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include but are not limited to: business combinations, goodwill and intangible assets; estimated progress toward completion for certain revenue contracts; uncertain tax positions, tax valuation allowances and derivative warrant liabilities.
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

Restricted Cash

The Company maintains restricted cash and cash equivalent accounts with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers. As of December 31, 2023 and December 31, 2022, combined current and non-current restricted cash on the Consolidated Balance Sheets was $1.7 million and $1.5 million, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $7.8 million and $7.4 million as of December 31, 2023 and December 31, 2022, respectively.
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
The components of prepaid expenses and other current assets consist of the following (in millions):

	December 31, 2023	December 31, 2022
Prepaid insurance	$1.0	$3.2
Prepaid vendor deposits	7.6	5.1
Prepaid software licenses	3.5	3.2
Short-term marketable securities	5.3	4.3
Income tax receivable and prepaid income taxes	8.0	2.8
Other tax receivables	1.4	1.6
Other current assets	17.3	13.4
	$44.1	$33.6
Lease Assets
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
The Company capitalizes costs incurred in the acquisition and development of software for both internal use software and externally-marketed software, including the costs of software, materials, consultants, and payroll-related costs of employees incurred in developing the computer software. Costs associated with externally-marketed software are expensed as incurred until technological feasibility has been established. Development costs related to internal-use software are amortized using the straight-line method over the shorter of the software license or the estimated useful life of the software. Costs associated with externally-marketed software are amortized equal to the greater of the amount computed using (i) the ratio that current gross revenue for a software product bears to the total of current and anticipated future revenue for that software product or (ii) the straight-line method over the remaining estimated economic life of the software product.
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted, and an impairment assessment may be performed on the recoverability of the carrying amounts. Refer to Note 6, Property, Plant and Equipment, Net, for disclosure of estimated useful lives.
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
If performed, the quantitative test compares the fair value of a reporting unit with its carrying amount. We determine the fair value of each reporting unit by estimating the present value of expected future cash flows, discounted by the applicable discount rate, and/or peer company multiples. If the carrying value exceeds the fair value, the Company recognizes an impairment loss in the amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.
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
ARO liabilities totaled $2.3 million and $2.5 million at December 31, 2023 and December 31, 2022, respectively, and were included in Other liabilities in the consolidated balance sheets. Accretion expense related to these liabilities was not material for any periods presented.
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
Warrant Liability

As of December 31, 2023, the Company had outstanding warrants to purchase up to 27,249,779 shares of Class A common stock. The Company accounts for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants (the "Public Warrants") issued in connection with GSAH's initial public offering has been measured based on the listed market price of such Public Warrants. As the transfer of certain warrants issued in a private placement (the "Private Placement Warrants") to GS Sponsor II LLC, the sponsor of GSAH (the "Sponsor"), to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 18, Fair Value Measurements.
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
The Company exercises judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the performance obligation. Typically, over-time revenue recognition is based on the utilization of the input measure of costs incurred to date relative to total estimated costs to measure progress. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognize the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined. A significant change in an estimate on one or more contracts could have a material effect on the Company’s consolidated financial position, results from operations, or cash flows. However, there were no significant changes in estimated contract costs for the year ended December 31, 2023, the year ended December 31, 2022, the Successor Period of October 20, 2021 through December 31, 2021, the Predecessor Periods of July 1, 2021 through October 19, 2021, or the fiscal year ended June 30, 2021.
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

The Company’s costs to obtain contracts are typically comprised of sales commissions. A majority of these costs relate to revenue that is recognized over a period that is less than one year. For costs related to revenue recognized over a period less than one year, the Company has elected the practical expedient under ASC 606 to expense these costs as incurred.
Contract Balances
Revenue earned in excess of billings on contracts in progress (contract assets) are classified in the consolidated balance sheet as a current asset and included in costs in excess of billings on uncompleted contracts. Amounts billed in excess of revenue earned (contract liabilities) are included in deferred contract revenue. For more information, see Note 4, Contracts in Progress.
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of December 31, 2023 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $857.1 million and $737.4 million as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, the Company expects to recognize approximately 46%, 18%, 11%, and 8% of the remaining performance obligations as revenue during the fiscal years 2024, 2025, 2026 and 2027, respectively, and the remainder thereafter.
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
Advertising Costs
Advertising costs, which the Company expenses when incurred, were approximately $1.3 million, $1.7 million, $0.4 million, $0.4 million, and $0.9 million for the fiscal year ended December 31, 2023, for the fiscal year ended December 31, 2022, the Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Periods from July 1, 2021 through October 19, 2021 and the fiscal year ended June 30, 2021, respectively. Trade show costs were approximately $2.7 million, $2.8 million, $0.5 million, $0.7 million, and $0.3 million for the fiscal year ended December 31, 2023, December 31, 2022, Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Periods from July 1, 2021 through October 19, 2021, and the fiscal year ended June 30, 2021, respectively.
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
As of December 31, 2023 and December 31, 2022, no customer accounted for more than 10% of the accounts receivable balance.
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
Derivatives and Hedging
The Company uses derivatives to manage underlying commercial risks, including risks related to foreign exchange and interest rate. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. In evaluating whether a particular relationship qualifies for hedge accounting, the Company tests effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, the Company discontinues applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation, as applicable.
The changes in the fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in accumulated other comprehensive loss ("AOCL") and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings.
The Interest Rate Swap and Cross-Currency Rate Swaps the Company entered into are not exchange traded instruments and their fair value is determined using the cash flows of the swap contracts, discount rates to account for the passage of time, USD-SOFR CME term, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements. Refer to Note 18, Fair Value Measurement, and Note 19, Derivatives and Hedging, for further details.
Stock-Based Compensation Awards

The Company adopted and obtained stockholder approval at its special meeting of the stockholders on October 19, 2021 of the 2021 Omnibus Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. The 2021 Plan is an omnibus plan that may provide these incentives through grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other cash-based awards and other stock-based awards to employees, directors, or consultants of the Company. See Note 15, Stock-based Compensation, for further information on this plan.

Stock-based compensation is awarded to employees and directors of the Company and accounted for in accordance with ASC 718, "Compensation—Stock Compensation". Stock-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. During the Successor Period, the Company uses various forms of long-term incentives including, but not limited to Restricted Stock Units (“RSUs”) and Performance-based RSUs (“PSUs”), provided that the issuance of such stock options was contingent upon the Company filing a registration statement on Form S-8 with the SEC, which occurred on December 27, 2021. The grant date fair value of the PSUs is determined using a Monte Carlo simulation model. The grant date fair value of the RSUs is determined using the closing price of the Company’s Class A common stock price on the day before the grant date. Stock-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur.

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

If the treasury shares are ever reissued in the future at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our consolidated balance sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our consolidated balance sheets. If treasury stock is reissued in the future, a cost flow assumption (e.g., FIFO, LIFO or specific identification) will be adopted to compute excesses and deficiencies upon subsequent share reissuance.
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
The Company adopted ASC 848 on June 23, 2023 upon entry into Amendment No. 2 to the Company’s Credit Agreement to transition to SOFR, as further discussed in Note 9, Borrowings. The adoption of this standard did not have an impact on the consolidated financial statements and related disclosures as the optional expedients under ASC 848 have allowed the Company to account for contract modifications as continuations of the existing contracts without further reassessments or remeasurements. Outstanding derivatives (see Note 19, Derivatives and Hedging) at the time of adoption were not impacted by the transition to SOFR.
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

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For all entities, the amendments will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 enhances the existing income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments will be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of this ASU.
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
Current Year Acquisition - EC2 Business

On November 1, 2023, Mirion closed the acquisition of ec2 Software Solutions, LLC and NUMA LLC (Collectively "EC2") with a purchase price of $31.4 million in a taxable transaction pursuant to an asset purchase agreement dated November 1, 2023 between Mirion and EC2. As part of the Mirion Medical segment, EC2 will complement the Nuclear Medicine and Molecular Imaging portfolio of Capintec. Transaction costs related to the EC2 Acquisition were not material for the year ended December 31, 2023. The total business enterprise value acquired for the EC2 acquisition was comprised of $14.5 million of intangible assets related to technology, trade name, and customer list, $17.4 million of goodwill and $0.5 million of liabilities mainly related to deferred revenue. The estimated fair values of all assets acquired and liabilities assumed in the acquisition are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date, including but not limited to deferred revenue balances and the valuation of tax accounts.
Acquisition during the Fiscal Year Ended December 31, 2022 - SIS Business

On August 1, 2022, the Company acquired the Critical Infrastructure ("CI") business of Collins Aerospace (renamed as Secure Integrated Solutions "SIS") via an Asset Purchase Agreement. The Company paid cash of $6.6 million. The SIS business joined our Technologies segment and specializes in delivering physical and cyber security systems to critical infrastructure based on a command-and-control platform that includes video surveillance, access control, intrusion detection, credential/training management, biometrics, and video analytics. The Company used carrying values as of the closing date of the acquisition of CI (the "CI Acquisition") to value certain current and non-current assets and liabilities, as we determined that they represented the fair value of those items at such date. All identifiable intangible assets acquired in the CI Acquisition were assigned to developed technology for accounting purposes. Transaction costs related to the CI Acquisition were not material for the year ended December 31, 2022.
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

The following table summarizes the total business enterprise value, comprised of the fair value of net assets acquired for the Business Combination.

	Mirion TopCo
Date of acquisition	October 20, 2021
Segment	Medical	Technologies	Corporate	Total
Goodwill (1)	$680.4	$962.5	$—	$1,642.9
Amortizable intangible assets:
Customer relationships (2)	152.7	186.1	—	338.8
Developed technology (3)	66.3	168.3	—	234.6
Trade names (4)	36.8	63.7	—	100.5
Distributor relationships (5)	52.5	8.6	—	61.1
Backlog (6)	17.7	63.8	—	81.5
Non-compete agreements (7)	4.5	—	—	4.5
Total amortizable intangible assets	$330.5	$490.5	$—	$821.0
Tangible assets:
Cash	7.8	39.5	54.6	101.9
Accounts receivable	44.0	70.3	—	114.3
Cost in excess of billings	—	63.3	—	63.3
Inventory	25.1	119.5	—	144.6
Property, Plant and Equipment	52.6	72.7	1.1	126.4
Other current and non-current assets	5.8	13.3	5.3	24.4
Right of use assets	22.3	20.1	0.9	43.3
Other non-current assets	8.0	2.8	—	10.8
Current liabilities	(31.8)	(82.7)	(33.7)	(148.2)
Current lease liability	(4.1)	(4.4)	(0.3)	(8.8)
Deferred contract revenue	(34.7)	(24.2)	—	(58.9)
Notes payable assumed	(1.8)	(1.2)	—	(3.0)
Other long-term liabilities	(70.0)	(147.6)	(23.8)	(241.4)
Minority interest	—	(0.2)	(0.1)	(0.3)
Net tangible assets acquired	$23.2	$141.2	$4.0	$168.4
Purchase consideration				$2,632.3
Less: cash acquired				(101.9)
GAAP purchase consideration, net of cash acquired				$2,530.4
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
For the Successor Period ended December 31, 2021 and the Predecessor Periods ended October 19, 2021 and fiscal year ended June 30, 2021, pro forma adjustments directly attributable to the Business Combination include (i) the purchase accounting effect of inventories acquired of $15.8 million, and (ii) transaction costs of $28.4 million.

Predecessor Periods Acquisitions
The following briefly describes the Company’s acquisition activity prior to the Business Combination for the Predecessor Periods ended October 19, 2021 and for the fiscal year ended June 30, 2021.

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
Predecessor Period Acquisitions - Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the Company’s results of operations for the year ended June 30, 2021 to illustrate the estimated effects of the acquisitions of Biodex and SNC as if they had occurred on July 1, 2019. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisitions of Biodex and SNC been completed on July 1, 2019. The unaudited pro forma financial information does not reflect the expected realization of any anticipated cost savings, operating efficiencies, or other synergies that may have been associated with the acquisitions.

Predecessor
Year ended June 30,
(amounts in millions)	2021
Total revenues	$670.9
Net loss	(142.9)
Net loss attributable to Mirion TopCo stockholders	(127.9)

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of the operations as if the acquisitions had occurred on July 1, 2019 to give effect to certain events the Company believes to be directly attributable to the acquisitions. These pro forma adjustments primarily include:
•A net increase in cost of revenues, depreciation and amortization expense that would have been recognized due to acquired inventory, property, plant and equipment and intangible assets;
•An increase to interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition;
•A reduction in expenses for the year ended June 30, 2021 for acquisition-related transaction costs directly attributable to the acquisition;
•A reduction in revenues due to the elimination of deferred contract revenue assigned no value at the acquisition date;
•An increase in income tax expense using the U.S. statutory rate of 25% to reflect a change in tax status had the Biodex and SNC results of operations been included in the Company’s consolidated tax return; and
•The related income tax effects of the adjustments noted above.
For the years ended June 30, 2021, pro forma adjustments directly attributable to the acquisitions include: (i) the purchase accounting effect of inventories acquired of $5.2 million, (ii) transaction costs of $4.8 million; and (iii) the reduction in revenues of $14.8 million due to the elimination of deferred contract revenue assigned no value at the acquisition date.

3. Disposal of a Business
In the fourth quarter of the year ended December 31, 2022, the Biodex Rehabilitation ("Rehab") business was deemed as held for sale. On April 3, 2023, the Company closed the sale of Rehab to Salona Global Medical Device Corporation ("Salona") for $1.0 million in cash at closing and an additional $7.0 million in deferred cash payments through January 1, 2024. Subsequent to the closing and during the three months ended June 30, 2023, significant negative events occurred which may impact the Company's ability to collect the remaining $7.0 million of cash payments, including disclosure by Salona that substantial doubt existed as to its ability to continue as a going concern. The Company applied ASC 450 Contingencies to determine the loss on the business disposal since remaining payments are contingent upon Salona's financial situation. Management determined it was not probable that the $7.0 million of cash payments would be collected. The Company recorded a loss on sale of business of $6.5 million in the Consolidated Statement of Operations during the year ended December 31, 2023.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale related to Rehab as of December 31, 2022 (in millions):

Successor
December 31, 2022
Inventories	$3.9
Prepaid expenses and other current assets	0.1
Property, plant and equipment, net	0.7
Goodwill	3.8
Assets held for sale	$8.5

Accrued liabilities	0.7
Other non-current liabilities	0.1
Liabilities held for sale (1)	$0.8
(1)Included in accrued expenses and other liabilities within the Consolidated Balance Sheets.

4. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	December 31, 2023	December 31, 2022
Costs incurred on contracts (from inception to completion)	$324.5	$249.6
Estimated earnings	208.7	163.1
Contracts in progress	533.2	412.7
Less: billings to date	(511.3)	(371.8)
	$21.9	$40.9
The carrying amounts related to uncompleted construction-type contracts are included in the accompanying consolidated balance sheets under the following captions (in millions):

	December 31, 2023	December 31, 2022
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$48.7	$50.0
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	18.2	17.3
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(41.1)	(25.5)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(3.9)	(0.9)
	$21.9	$40.9
(1)Included in other assets within the consolidated balance sheets.
(2)Included in deferred contract revenue – current within the consolidated balance sheets.
(3)Included in other liabilities within the consolidated balance sheets.
For the year ended December 31, 2023, the Company has recognized revenue of $17.3 million related to the contract liabilities balance as of December 31, 2022.
5. Inventories
The components of inventories consist of the following (in millions):

	December 31, 2023	December 31, 2022
Raw materials	$67.2	$69.7
Work in progress	35.3	28.2
Finished goods	41.6	45.4
	$144.1	$143.3

6. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	December 31, 2023	December 31, 2022
Land, buildings, and leasehold improvements	3-39 years	$49.4	$46.5
Machinery and equipment	5-15 years	38.5	33.6
Badges	3-5 years	41.0	33.4
Furniture, fixtures, computer equipment and other	3-10 years	22.9	20.8
Software development costs	3-5 years	10.7	5.0
Construction in progress (1)	—	28.6	15.9
		191.1	155.2
Less: accumulated depreciation and amortization		(56.6)	(30.9)
		$134.5	$124.3

(1) Includes $4.2 million and $4.5 million of Construction in progress for internally developed software as of December 31, 2023 and December 31, 2022, respectively.
Certain reclassifications have been made to the components of property, plant and equipment for the year ending December 31, 2022 to conform to the 2023 presentation.
Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Successor			Predecessor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
Depreciation expense in:
Cost of revenues	$19.2	$18.0	$3.5	$3.9	$14.0
Operating expenses	$12.0	$10.1	$1.7	$2.1	$6.8

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	December 31, 2023	December 31, 2022
Compensation and related benefit costs	$41.8	$37.6
Customer deposits	8.5	8.5
Accrued commissions	0.3	0.4
Accrued warranty costs	4.5	4.4
Non-income taxes payable	11.8	8.7
Pension and other post-retirement obligations	0.3	0.3
Income taxes payable	4.2	5.5
Derivative liability (cross currency swap)	10.7	—
Restructuring	—	1.5
Liabilities held for sale	—	0.8
Other accrued expenses	13.5	12.1
Total	$95.6	$79.8

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
Fiscal year ended December 31, 2023
The Company performed its annual impairment assessment as of October 1, 2023 for its five reporting units. For the assessment, the fair values of the reporting units were determined using both a discounted cash flow methodology and a market approach methodology with peer company multiples. Under the discounted cash flow methodology, the present value of expected future cash flows utilized discount rates ranging from 12% to 14%, which have increased since the date of the Business Combination. The discounted cash flow used a terminal future cash flows growth rate of 3.5% for all reporting units. The Company also compared fair value to peer company multiples.

The Company's quantitative impairment assessment in 2023 for all reporting units indicated fair values were in excess of their carrying values. The results of this assessment indicated that the DSD, Technologies Europe and Asia and Technologies North America reporting units had a fair value less than 20% in excess over carrying value, primarily due to the impairments recorded in the prior period discussed below and an increased discount rate utilized in the current year discounted cash flows.
Fiscal year ended December 31, 2022
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

The Company's quantitative impairment assessments in 2022 for all of its pre-reorganization reporting units indicated that four out of six reporting units had fair value in excess of their carrying value, while two reporting units (DMD EA and DSD) had fair value less than their carrying value, resulting in impairment charges of $69.3 million and $87.3 million for the Technologies and Medical segment, respectively.

The Company performed the impairment assessments again following the reorganization and impairment charges, including reallocating goodwill of impacted reporting units based on relative fair values, and no additional impairments were recognized. The results of this assessment indicated that three out of five post reorganization reporting units (DSD, Technologies North America and Technologies Europe and Asia) had fair values less than 10% in excess over carrying value.
The following table shows changes in the carrying amount of goodwill by reportable segment as of December 31, 2023 and December 31, 2022 (in millions):

	Medical	Industrial	Consolidated
Balance—December 31, 2021	$712.5	$950.1	$1,662.6
Business Combination and other acquisitions - measurement period adjustments	(1.9)	5.3	3.4
CI acquisition		4.9	4.9
Goodwill impairment	(87.3)	(124.5)	(211.8)
Goodwill reclassified as assets held for sale	(7.3)	—	(7.3)
Translation adjustment	—	(33.8)	(33.8)
Balance—December 31, 2022	$616.0	$802.0	$1,418.0
Measurement Period Adjustment	—	0.9	0.9
Acquisition of EC2	17.4	—	17.4
Translation Adjustment	—	11.3	11.3
Balance—December 31, 2023	$633.4	$814.2	$1,447.6
A portion of goodwill is deductible for income tax purposes.
Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,659.4	$(211.8)	$1,629.8	$(211.8)

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
Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

Successor
		December 31, 2023
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$340.8	$(143.1)	$197.7
Distributor relationships	7 - 13	60.9	(16.0)	44.9
Developed technology	5 - 16	264.1	(67.8)	196.3
Trade names	3 - 10	99.7	(22.1)	77.6
Backlog and other	1 - 4	76.0	(53.7)	22.3
Total		$841.5	$(302.7)	$538.8

		December 31, 2022
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$336.8	$(83.1)	$253.7
Distributor relationships	7 - 13	60.9	(8.7)	52.2
Developed technology	5 - 16	248.9	(36.3)	212.6
Trade names	3 - 10	98.2	(12.0)	86.2
Backlog and other	1 - 4	74.8	(29.1)	45.7
Total		$819.6	$(169.2)	$650.4

Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Successor			Predecessor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 to December 31, 2021	From July 1, 2021 through October 20, 2021	Fiscal Year Ended June 30, 2021
Amortization expense for intangible assets in:
Cost of revenues	$27.1	$26.5	$5.6	$6.6	$20.9
Operating expenses	$104.2	$119.3	$26.4	$13.1	$41.9
9. Borrowings
On June 17, 2021, Mirion and certain selling shareholders (the "Sellers") entered into the Business Combination Agreement with GSAH, a special purpose acquisition company. On October 20, 2021, Mirion consummated the Business Combination pursuant to the Business Combination Agreement, combining with a subsidiary of GSAH at the Closing, for total consideration of approximately $2.6 billion. The Sellers received cash consideration of approximately $1.3 billion and 30,401,902 shares of Class A and 8,560,540 shares of Class B common stock valued at approximately $0.4 billion on the Closing Date (based upon a $10.45 average price per share of GSAH's Class A common stock on the Closing Date). The Shareholder Notes and Management Notes (each as defined below) were acquired by GSAH at the Closing for a price equal to the full outstanding principal amount together with all accrued but unpaid interest up to but excluding the Closing Date using a portion of the Business Combination Consideration. In connection with the Closing, GSAH contributed the

Shareholder Notes and the Management Notes described below to Mirion TopCo, and then the Shareholder Notes and Management Notes were extinguished in full. Borrowings under the 2019 Credit Facility (as defined below) as of the Closing Date were paid in full through the cash consideration and new financing obtained through the 2021 Credit Agreement described below.
Third-party debt consists of the following (in millions):

	December 31, 2023	December 31, 2022
2021 Credit Agreement	$694.6	$821.7
Canadian Financial Institution	1.0	1.0
Other	2.8	2.0
Total third-party debt	698.4	824.7
Less: third-party debt, current	(1.2)	(5.3)
Less: deferred financing costs	(12.5)	(17.9)
Notes third-party debt, non-current	$684.7	$801.5
As of December 31, 2023 and December 31, 2022, the fair market value of the Company's 2021 Credit Agreement was $695.5 million and $803.2 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining third-party debt approximates the respective carrying amounts as of December 31, 2023 and December 31, 2022.
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
The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on the London interbank offered rate (“LIBOR”) (with customary fallback provisions) for borrowings in U.S. dollars, a floating rate formula based on Euro Interbank Offered Rate ("EURIBOR") for borrowings in Euro or a floating rate formula based on SONIA for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing. The 2021 Credit Agreement included fallback language that seeks to either facilitate an agreement with the Company's lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based upon the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon certain triggering events.

On June 23, 2023, the 2021 Credit Agreement was amended, among other things, to replace the interest rate based on LIBOR and related LIBOR-based mechanics applicable to U.S. Dollar borrowings under the Credit Agreement with an interest rate based on SOFR (including, solely with respect to currently outstanding term loans, a customary spread adjustment of 0.11448%, 0.26161%, and 0.42826% for borrowing with interest periods of 1, 3, and 6 months, respectively) and related SOFR-based mechanics.
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion Technologies (HoldingSub2), Ltd. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion Technologies (HoldingSub2), Ltd. and subsidiaries were in compliance with all debt covenants on December 31, 2023 and December 31, 2022.
Term Loan - The term loan has a seven-year term (expiring October 2028) and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 2023) or 0.50%, plus 2.75% and has quarterly principal repayments of 0.25% of the original principal balance. The interest rate was 8.40% and 7.48% as of December 31, 2023 and December 31, 2022, respectively. The Company repaid $127.1 million and $6.6 million for the period ended December 31, 2023 and the period ended December 31, 2022, respectively.
During the year ended December 31, 2023, the Company used $125.0 million of proceeds received from a direct registered equity offering to pay down early outstanding amounts on the term loan. This payment satisfied the quarterly principal repayment requirement (0.25% of the original principal balance) such that no additional principal repayments are necessary until the expiration of the term loan.
Revolving Line of Credit - The revolving line of credit arrangement has a five year term and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 2023) or 0%, plus 2.75%. The agreement requires the payment of a commitment fee of 0.50% per annum for unused commitments. The revolving line of credit matures in October 2026, at which time all outstanding revolving facility loans and accrued and unpaid interest are due. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of December 31, 2023 and December 31, 2022. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $16.7 million and $9.4 million as of December 31, 2023 and December 31, 2022, respectively. The amount available on the revolver as of December 31, 2023 and December 31, 2022 was approximately $73.3 million and $80.6 million, respectively.
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
For the twelve month periods ended December 31, 2023 and December 31, 2022, we incurred approximately $5.7 million (including a $2.6 million loss on debt extinguishment for the $125.0 million early debt repayment) and $3.6 million, respectively, of amortization expense of the deferred financing costs.
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
Euro term loan - The Euro portion of the term loan had a seven-year term (expiring March 2026), bearing interest at the greater of European union interbank market (“Euribor”) or 0%, plus 4.25% and had quarterly principal repayments of 0.25% of the original principal balance.
Revolving Line of Credit - The revolving line of credit arrangement had a five-year term and bearing interest at the greater of LIBOR or 0%, plus 4.00%. The agreement required the payment of a commitment fee of 0.50% per annum for unused commitments. The revolving line of credit would have matured in March 2024, at which time all outstanding revolving facility loans and accrued and unpaid interest would have been due.

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
In connection with the issuance of the 2019 Credit Facility, we incurred debt issuance costs of $16.3 million on date of issuance, and an additional $6.2 million of costs for incremental proceeds in fiscal year June 30, 2021 and June 30, 2020, respectively. In connection with the issuance of the 2019 Credit Facility revolving line of credit, we incurred debt issuance costs of $0.9 million.
During fiscal year ended June 30, 2021, we incurred approximately $3.2 million of amortization expense of the deferred finance costs.
Canadian Financial Institution - In May 2019, the Company entered into a credit agreement for C$1.7 million ($1.3 million) with a Canadian financial institution that matures in April 2039. The note bears annual interest at 4.69%. The credit agreement is secured by the facility acquired using the funds obtained.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of December 31, 2023 and December 31, 2022, there were no outstanding amounts under these arrangements.
Accounts Receivable Sales Agreement
We are party to an agreement to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution without recourse. Under this agreement, the Company can sell up to €12.3 million ($13.6 million) and €12.1 million ($13.0 million) as of December 31, 2023 and December 31, 2022, respectively, of eligible accounts receivables. The accounts receivable under this agreement are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of December 31, 2023 and December 31, 2022, there was approximately $1.0 million and $0.1 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for the Successor Periods and for all Predecessor Periods presented and are included in selling, general and administrative expense in the consolidated statements of operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €71.8 million ($79.3 million) and €63.6 million ($68.1 million), as of December 31, 2023 and December 31, 2022, respectively, subject to certain local restrictions. As of December 31, 2023 and December 31, 2022, there were €54.7 million ($60.4 million) and €43.3 million ($46.3 million), respectively, of the lines had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $1.7 million and $1.5 million as of December 31, 2023 and December 31, 2022, respectively.
At December 31, 2023, contractual principal payments of total third-party borrowings are as follows (in millions):

Fiscal year ending December 31:
2024	$1.2
2025	0.1
2026	1.7
2027	0.1
2028	694.7
Thereafter	0.6
Gross Payments	698.4
Unamortized debt issuance costs	(12.5)
Total third-party borrowings, net of debt issuance costs	$685.9
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

The table below presents the locations of the operating lease assets and liabilities on the consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively (in millions):

	Balance Sheet Line Item	December 31, 2023	December 31, 2022
Operating lease assets	Operating lease right-of-use assets	$32.8	$40.1
Financing lease assets	Other assets	$0.1	$0.5

Operating lease liabilities:
Current operating lease liabilities	Current operating lease liabilities	$6.8	$8.5
Non-current operating lease liabilities	Operating lease liability, non-current	28.1	34.3
Liabilities held for sale	Accrued expenses and other current liabilities	—	0.5
Total operating lease liabilities:		$34.9	$43.3

Financing lease liabilities:
Current financing lease liabilities	Accrued expenses and other current liabilities	$0.1	$0.4
Non-current financing lease liabilities	Other liabilities	0.1	0.1
Total financing lease liabilities:		$0.2	$0.5

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2023 and December 31, 2022, respectively, are:

	December 31, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term (in years)	6.6	6.9
Weighted average discount rate	4.32%	4.13%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of December 31, 2023 (in millions):

Fiscal year ending December 31:
2024	$8.1
2025	6.9
2026	5.9
2027	5.1
2028	3.9
2029 and thereafter	10.1
Total undiscounted future minimum lease payments	40.0
Less: Imputed interest	(5.1)
Total operating lease liabilities	$34.9

For the fiscal years ended December 31, 2023 and December 31, 2022, the Successor Period from October 20, 2021 through December 31, 2021, and the Predecessor Stub Period from July 1, 2021 through October 19, 2021 operating lease costs (as defined under ASU 2016-02) were $10.7 million, $9.8 million, $1.8 million, and $3.2 million, respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Rental expense for operating lease (as defined prior to the adoption of ASC 2016-02) was approximately $9.9 million for the year ended June 30, 2021.

Cash paid for amounts included in the measurement of operating lease liabilities for the periods ended December 31, 2023 and December 31, 2022 and from October 20, 2021 through December 31, 2021, and the Predecessor Stub Period from July 1, 2021 through October 19, 2021 was $9.8 million, $11.4 million, $2.3 million, and $3.5 million, respectively, and this amount is included in operating activities in the consolidated statements of cash flows. Operating lease assets obtained in exchange for new operating lease liabilities for the Successor Period ended December 31, 2023, December 31, 2022 and from October 20, 2021 through December 31, 2021, and the Predecessor Stub Period from July 1, 2021 through October 19, 2021 were $2.0 million $3.4 million, $4.1 million, and $0.4 million, respectively.
11. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of December 31, 2023, unconditional purchase obligations were as follows (in millions):

Fiscal year ending December 31:
2024	$42.7
2025	10.9
2026	2.3
2027	0.6
2028 and thereafter	—
Total	$56.5
Litigation
The Company is subject to various legal proceedings, claims, litigation, investigations and contingencies arising out of the ordinary course of business. If we believe the likelihood of an adverse legal outcome is probable and the amount is reasonably estimable, we accrue a liability in accordance with accounting guidance for contingencies. On a quarterly basis, we have established procedures to assess and determine whether a probable loss exists and an estimate of a range of potential loss can be determined, including: Disclosure Committee meetings with senior management to review and monitor material legal contingency matters and litigation developments; legal, accounting and operational meetings to review and monitor material legal contingency matters and litigation developments; meetings with our general counsel, other members of the Company’s legal department, outside counsel, other third party advisors and senior management (before the filing of our periodic report) to review and monitor material legal contingency matters and litigation developments, and discussions with the Audit Committee, as appropriate.
In April 2023, one of our Russian customers made a claim against the Company, including liquidated damages for certain delays under the terms of an active project, in the amount of $19.3 million, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties), subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars). In June 2023, the same customer made a demand against the Company for the return of all payments received by the Company ($10.2 million) related to a Finland nuclear power plant project cancelled in May 2022. No legal actions have been taken to date by the customer on these matters, and management disputes these claims, believes that the Company has substantial defenses and expects to vigorously defend against these claims. However, uncertainty exists as to the resolutions of these matters, including any impact from a potential settlement of the claim related to the Finland project and any potential modifications of the active project.

During the fourth quarter of 2023, a lawsuit was filed against the Company by a vendor alleging copyright infringement and breach of contract involving use of certain software licenses. While the Company has defenses and expects to vigorously defend against this claim, uncertainty exists as to the eventual resolution of this matter, including any potential verdict reached in a trial case. Based on discussions held with senior management, our general counsel, and outside counsel, we have determined that we cannot make an estimate at this time.
12. Income Taxes
Prior to October 20, 2021 the Company was organized under the laws of the U.K. As a result of the Business Combination, information in Note 12 Income Taxes is presented based on the change in ownership from the U.K. to the U.S. in the Predecessor and Successor periods, respectively. See Note 2 Business Combinations and Acquisitions for further discussion of the Business Combination.
The domestic and foreign components of (loss) before provision for income taxes and the provision for income taxes were as follows (in millions):

	Successor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021
United States	$(125.0)	$(169.5)	$(26.8)
Foreign	19.7	(137.1)	(3.0)
Net loss before benefit from income taxes	$(105.3)	$(306.6)	$(29.8)
Income tax provision (benefit):
Current:
Federal	$8.6	$—	$—
State and local	2.0	2.9	0.8
Foreign	13.7	16.1	3.8
Total current provision	$24.3	$19.0	$4.6
Deferred:
Federal	$(17.6)	$(19.6)	$(5.4)
State and local	(5.5)	(4.2)	(1.2)
Foreign	(7.8)	(13.4)	(4.8)
Total deferred benefit	$(30.9)	$(37.2)	$(11.4)
Total benefit from income taxes	$(6.6)	$(18.2)	$(6.8)

	Predecessor
	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
United Kingdom	$(41.2)	$(125.3)
United States	(61.2)	(53.8)
Other foreign	(8.9)	14.8
Net loss before benefit from income taxes	$(111.3)	$(164.3)
Income tax provision (benefit):
Current:
United Kingdom	$0.1	$0.3
United States	1.4	2.4
Other foreign	2.0	9.4
Total current provision	$3.5	$12.1
Deferred:
United Kingdom	$—	$—
United States	(7.0)	(15.5)
Other foreign	(2.1)	(2.5)
Total deferred benefit	$(9.1)	$(18.0)
Total benefit from income taxes	$(5.6)	$(5.9)

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate to loss before provision for income taxes as follows:

	Successor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021
Income tax at U.S. Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal impact	2.4%	0.3%	1.7%
Foreign tax rate differential	(1.5)%	(0.5)%	0.3%
U.S. tax on foreign earnings, net of foreign tax credits	(2.2)%	(0.9)%	—%
State and local tax legislative changes	1.3%	0.6%	—%
Research and development tax credits	1.7%	0.5%	0.2%
U.S. foreign derived intangible income deduction	3.5%	—%	—%
Change in valuation allowance	(9.0)%	(1.4)%	3.2%
Unrecognized tax benefits	(2.2)%	(0.2)%	0.1%
Stock-based compensation expense	(3.2)%	(1.9)%	(3.7)%
Warrant liability change in fair value	(5.5)%	2.8%	0.9%
Goodwill impairment	—%	(14.5)%	—%
Other	—%	0.1%	(0.9)%
Total effective income tax rate	6.3%	5.9%	22.8%

The provision (benefit) for income taxes differs from the amount computed by applying the U.K. statutory income tax rate to loss before provision for income taxes as follows:

	Predecessor
	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
Income tax at U.K. Federal statutory rate	19.0%	19.0%
U.S. tax on foreign earnings, net of foreign tax credits	(0.3)%	(0.9)%
Foreign taxes, including U.S.	0.5%	(1.3)%
Transaction costs	(3.4)%	(1.4)%
Change in valuation allowance	(1.5)%	3.8%
Unrecognized tax benefits	(0.9)%	(0.7)%
Nondeductible interest expense	(6.9)%	(14.4)%
Stock-based compensation expense	(1.6)%	—%
Other	0.1%	(0.5)%
Total effective income tax rate	5.0%	3.6%

Certain reclassifications have been made to the components of Tax Rate Reconciliation for the years ending December 31, 2022 and 2021 to conform to the 2023 presentation.

As of December 31, 2023, U.S. federal and state income taxes of approximately $21.2 million have not been provided on approximately $182.9 million of certain earnings and profits that are permanently reinvested. We do not expect to incur additional material U.S. federal income taxes on other earnings that are indefinitely reinvested. It is not practicable to estimate the deferred tax liability for state, foreign or withholding taxes on other earnings and profits that are indefinitely reinvested due to complex analysis and calculations considering various tax laws, exchange rates, local law restrictions that may apply to a portion of such earnings, and various tax planning alternatives we could employ if we repatriated these earnings.

The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) for multinational enterprises with annual global revenues exceeding €750 million. Pillar Two has been agreed upon in principle by over 140 countries. The Pillar Two legislation is not anticipated to be effective for the Company until the Company’s annual global revenues have exceeded the €750 million threshold for two out of four years. Accordingly, we are still evaluating the potential consequences of Pillar Two on our longer-term financial position.

The components of the Company’s net deferred tax assets and liabilities consist of the following (in millions):

	Successor
	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$19.1	$19.0
Federal and state credit carryforwards	4.4	10.5
Property, plant and equipment	0.6	0.5
Deferred and other revenue differences	7.5	7.8
Interest carryforwards	23.2	19.1
Other reserves and accrued expenses	18.4	14.9
Lease liabilities	8.7	11.1
Derivatives	5.4	2.9
Other assets	7.7	5.0
Capitalized research and development	10.1	5.6
Total deferred tax assets	105.1	96.4
Less: valuation allowance	(30.0)	(23.9)
	$75.1	$72.5

	Successor
	December 31, 2023	December 31, 2022
Deferred tax liabilities:
Purchased technologies and other intangibles	$(122.2)	$(153.4)
Deferred and other revenue differences	(13.9)	(7.4)
Property, plant and equipment	(11.9)	(15.0)
Lease right of use assets	(8.2)	(10.2)
Other liabilities	(2.9)	(2.8)
Total deferred tax liabilities	(159.1)	(188.8)
Net deferred tax liabilities	$(84.0)	$(116.3)
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
At December 31, 2023, the Company evaluated the realizability of the deferred tax assets and concluded that a valuation allowance of $30.0 million, mostly relating to interest carryforwards and non-U.S. net operating losses, should continue to be recorded. At December 31, 2022 the valuation allowance was $23.9 million mostly relating to U.S. foreign tax credit carryovers and non-U.S. net operating losses and restricted interest carryforwards.

	Successor			Predecessor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
Valuation allowance balance – beginning of period	$23.9	$20.7	$1.0	$29.1	$29.0
Increases/(decreases) resulting from the Mirion Business Combination	—	(0.4)	19.7	—	—
Increases resulting from other business combinations	—	—	—	—	0.5
Other increases	9.8	5.3	—	1.6	8.6
Other decreases	(3.7)	(1.7)	—	—	(9.0)
Valuation allowance balance – end of period	$30.0	$23.9	$20.7	$30.7	$29.1
For the year ended December 31, 2023, the Company increased the valuation allowance by $6.1 million primarily related to interest and capital loss carryforwards in the U.S. For the year ended December 31, 2022, the Company increased the valuation allowance by $3.2 million primarily related to losses in the U.K. In the Successor Stub Period ended December 31, 2021, the Company reflected the impact of the Business Combination but did not otherwise adjust the valuation allowance. For the Predecessor Stub Period ended October 19, 2021, and the year ended June 30, 2021, the Company increased the valuation allowance by $1.6 million, $0.1 million, respectively.
As of December 31, 2023, the Company had U.S. state and non-U.S. net operating loss carryforwards of $47.8 million, and $60.6 million, respectively. A majority of the U.S. state net operating losses will continue to expire in years ending December 31, 2024 through 2043. Materially, the foreign net operating losses have an indefinite carryover period. As of December 31, 2023, the Company had U.S. federal and state tax credit carryforwards of $4.4 million available to offset future U.S. federal and state income taxes payable. U.S. federal and state tax credit carryforwards will expire in years ending December 31, 2024 through 2043.
The ability to utilize U.S. federal and state attributes may be limited under Section 382 of the Internal Revenue Code, in the event of an "ownership change." An "ownership change" is defined by Section 382 as a cumulative change in ownership of the Company of more than 50% within a three-year period. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses or income tax liability that may be offset with pre-ownership change tax credit carryforwards of the loss corporation experiencing the ownership change. As of December 31, 2023, the Company does not expect the use of the U.S. federal and state attributes to be limited under Section 382 of the Internal Revenue Code and similar state tax laws. The Company continues to monitor the impact of the ownership change on attributes as future changes in the business could further limit the use of these attributes.
As of December 31, 2023, the Company had $8.4 million of unrecognized tax benefits related to uncertain tax positions, all of which would affect its effective tax rate if recognized. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next twelve months a reduction in unrecognized tax benefits may occur in the range of zero to $1.0 million due to the expiration of various statutes of limitations and potential settlements. As of December 31, 2022, the Company had $6.9 million of unrecognized tax benefits related to uncertain tax positions, $6.3 million of which would affect its effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Successor			Predecessor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
Balance, beginning of period	$6.9	$6.6	$—	$5.0	$0.8
Increases resulting from the Mirion Business Combination	—	1.4	6.5	—	—
Current year additions to positions	2.7	1.3	0.1	1.5	2.6
Additions from other business combinations			0.2	—	1.7
Lapse of applicable statute of limitations	(0.2)	(0.4)	—	—	(0.1)
Reductions to prior year positions	(1.0)	(2.0)	(0.2)	—	—
Foreign currency translation adjustments	—	—	—	—	—
Balance, end of period	$8.4	$6.9	$6.6	$6.5	$5.0
The Company has recorded $7.1 million, $3.5 million, $3.1 million, and $2.1 million, of unrecognized tax benefits as non-current income taxes payable as of December 31, 2023, December 31, 2022, December 31, 2021, and June 30, 2021, respectively. The Company has also recorded $1.3 million, $3.4 million, $3.5 million, and $2.9 million of unrecognized tax benefits as a reduction of net deferred tax assets included in other liabilities in the accompanying consolidated balance sheets at December 31, 2023, December 31, 2022, December 31, 2021, and June 30, 2021, respectively.
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties as of December 31, 2023, December 31, 2022, December 31, 2021, and June 30, 2021, were approximately $1.2 million, $0.9 million, $0.9 million, and $0.6 million, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
The Company conducts business globally and, as a result, one or more of its subsidiaries files U.S. federal and state income tax returns and income tax returns in other foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United Kingdom, France, Germany, Canada, and the United States. With the exception of the 2015 tax year returns for Canada, and a few insignificant jurisdictions, the Company is no longer subject to U.S. federal or non-U.S. income tax examinations for years prior to June 30, 2017. The Company is no longer subject to U.S. state and local income tax examinations for years prior to the 2005 tax year.
In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes open tax years by major tax jurisdictions as of December 31, 2023:

Years Open
Jurisdiction:
Canada	2015 – 2023
France	2021 – 2023
Germany	2017 – 2023
United Kingdom	2017 – 2023
United States—Federal	2017 – 2023
United States—State	2005 – 2023

13. Supplemental Disclosures to Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Successor			Predecessor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
Cash Paid For:
Cash paid for interest	$58.5	$37.1	$5.5	$10.0	$37.4
Cash paid for income taxes	$26.3	$12.5	$2.9	$4.3	$19.3
Non-Cash Investing and Financing Activities:
Contingent consideration from acquisitions	$—	$—	$0.5	$0.8	$—
Property, plant, and equipment purchases in accounts payable	$2.1	$0.2	$0.1	$(1.8)	$3.2
Property, plant, and equipment purchases in accrued expense and other liabilities	$1.4	$—	$—	$—	$—
Acquisition purchases in accrued expense and other liabilities	$—	$—	$—	$0.1	$2.1
Common Shares issued to Mirion Sellers in Mirion Business Combination	$—	$—	$420.7	$—	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balances sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in millions).

	Successor			Predecessor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
Cash and cash equivalents	$128.8	$73.5	$84.0	$101.8	$101.1
Restricted cash—current	0.6	0.5	0.6	0.8	0.8
Restricted cash—non-current	1.1	1.0	0.7	0.5	0.5
Total cash, cash equivalents, and restricted cash	$130.5	$75.0	$85.3	$103.1	$102.4
Amounts included in restricted cash represent funds with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers.
14. Employee Benefit Plans
Defined Benefit Pension Plans
The Company maintains contributory and noncontributory defined benefit plans for certain employees in France, Japan and Germany. Plan benefits are generally based on each employee’s years of service and final salary. The unfunded benefit obligation recognized in the consolidated balance sheets related to these plans was $9.0 million and $8.2 million at December 31, 2023 and December 31, 2022, respectively. Benefits expense related to these plans was $1.1 million, $1.3 million, $0.3 million, $0.3 million, and $1.2 million, for the Successor years ended December 31, 2023 and December 31, 2022, the Successor period from October 20, 2021 through December 31, 2021, the Predecessor period from July 1, 2021 through October 19, 2021, and the Predecessor fiscal year ending June 30, 2021, respectively. The amount recognized in accumulated other comprehensive loss related to these plans was a $1.2 million and $1.5 million gain at December 31, 2023 and December 31, 2022, respectively. The estimated future benefit payments over the next ten years are $4.9 million. The estimated gains and losses, net, that will be amortized from accumulated other comprehensive income into benefits expense over the next fiscal year are not significant.
Other Post-Retirement Benefit Plans
The Company maintains a post-retirement benefit plan for certain eligible employees in the United States. Under the provisions of the plan, certain retired employees will secure their own health insurance coverage, and the Company will reimburse the retired employee an amount specified in the plan. The unfunded benefit obligation recognized in the consolidated balance sheets related to this plan was $0.5 million and $0.5 million at December 31, 2023 and December 31, 2022, respectively. Benefits expense related to these plans was negligible for all periods presented. The Company also offers a discretionary retirement plan to certain eligible employees whereby they may defer a portion of their compensation until retirement.
Defined Contribution Plans
The Company maintains 401(k) savings plans and other voluntary defined contribution retirement plans for other eligible employees. Under each plan, eligible employees may make voluntary contributions, while the Company makes contributions as defined by each plan agreement. Employee contributions in each plan are fully vested and Company contributions vest based on years of service in accordance with the provisions of each plan agreement. Total benefits expense for all defined contribution retirement plans was $3.0 million, $2.5 million, $0.6 million, $1.0 million, and $3.7 million, for the Successor years ended December 31, 2023 and December 31, 2022, the Successor period from October 20, 2021 through December 31, 2021, the Predecessor period from July 1, 2021 through October 19, 2021, and the Predecessor fiscal year ended June 30, 2021 respectively.
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
2021 Omnibus Incentive Plan

We adopted and obtained stockholder approval at the special meeting of the stockholders on October 19, 2021 of the 2021 Plan. We initially reserved 19,952,329 shares of Class A common stock for issuance pursuant to awards under the 2021 Plan. The total number of shares of Class A common stock available for issuance under the 2021 Plan will be increased on the first day of each fiscal year following the date on which the 2021 Plan was adopted in an amount equal to the least of (i) three percent (3%) of the outstanding shares of Class A common stock on the last day of the immediately preceding fiscal year, (ii) 9,976,164 shares of Class A common stock and (iii) such number of shares of Class A common stock as determined by the Committee (as defined and designated under the 2021 Plan) in its discretion. Pursuant to these automatic increase provisions, the number of shares of Class A common stock reserved for issuance pursuant to awards under the 2021 Plan increased to 31,946,993 shares at January 1, 2023. Any employee, director or consultant of the Company or any of its subsidiaries or affiliates is eligible to receive an award under the 2021 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations. The 2021 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, PSUs, other share-based awards, or any combination thereof. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.
The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. As of December 31, 2023, there were 28,805,002 shares available to be granted under the 2021 Plan, assuming the PSUs previously granted vest at 100% of their performance targets except for FY22 organic revenue growth PSUs that are estimated to vest at 200% of their performance targets.

The table below summarizes certain data for our stock-based compensation plans (in millions):

	Successor			Predecessor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021
Stock-based compensation expense - Profits Interests	$13.3	$25.2	$5.3	$9.3
Stock-based compensation expense - Omnibus Plan (excluding directors)	$7.6	$5.5	$—	$—
Stock-based compensation expense - Omnibus Plan (directors)	$0.7	$0.7	$—	$—
Tax benefit for stock-based compensation (1)	$2.4	$1.0	$—	$—
(1) Tax benefit (expense) was zero related to Profits Interests expense for the years ended December 31, 2023 and 2022, Successor Stub Period from October 20, 2021 through December 31, 2021, and Predecessor Stub Period from July 1, 2021 through October 19, 2021.

Restricted Stock Units
RSUs represent a right to receive one share of the Company's Class A common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. Certain RSUs vest ratably over various service periods ranging from three to five years. The fair value of the RSUs is determined using the Company’s closing share price for the business day preceding the grant date. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

Performance-based Restricted Stock Units
PSUs vest over a three year performance period and are subject to service and performance/market vesting conditions. The number of PSUs to be earned is determined based upon attainment of certain performance goals over the course of the performance period. The recipient will generally forfeit all of the awards if the recipient is no longer providing services to the Company before the end of the performance measurement period. Fifty percent (50%) of the PSU awards shall vest based on a market condition determined by the Company’s relative total shareholder return (TSR) during the performance period measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index with interpolated achievement levels. The remaining fifty percent (50%) of the PSU awards shall vest based on performance condition determined by the Company’s organic revenue growth percentage during the performance period with interpolated achievement levels. If certain minimum performance levels are not attained in the performance period, none of the PSUs will become vested. PSUs are considered variable in that compensation could range from zero to 200% of the award agreement's target contingent on the performance level attained. The fair value of the performance condition PSUs is determined using the Company’s closing share price for the business day preceding the grant date. The fair value of the market condition PSUs is determined using a Monte Carlo simulation model on the grant date with the following assumptions:

	Successor
	March 29, 2023	April 1, 2022	December 27, 2021
MIR Stock Price	$8.06	$8.13	$10.70
Expected volatility(1)	45.30%	45.32%	41.12%
Risk-free interest rate(2)	3.92%	2.61%	0.98%
Dividend yield	0.00%	0.00%	0.00%
Fair value	$11.83	$11.69	$7.91
(1) Expected volatility is based on historical volatilities from a group of comparable entities for a time period similar to that of the expected term.
(2) The risk-free rate is based on an average of U.S. Treasury yields in effect at the time of grant corresponding with the expected term.

Director Restricted Stock Units
Members of the Company's Board of Directors ("Director(s)") receive annual grants of RSUs ("Director RSUs") that vest quarterly in four installments over the four quarters of the Director's service following the grant date. The RSUs granted to a new non-employee director were subject to service vesting conditions with each award vesting in three equal quarterly installments on December 15, 2022, March 15, 2023, and June 15, 2023. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

Activity of our RSUs, PSUs, and Director RSUs is as follows:

	RSUs		PSUs		Director RSUs
	Quantity	Weighted average grant date fair value	Quantity	Weighted average grant date fair value	Quantity	Weighted average grant date fair value
Beginning balance at Business Combination	—	$—	—	$—	—	$—
Awards granted	974,775	10.48	229,006	9.20	34,902	10.48
Awards vested	—	—	—	—	—	—
Awards forfeited	—	—	—	—	—	—
Total awards outstanding at December 31, 2021	974,775	$10.48	229,006	$9.20	34,902	$10.48
Awards granted	1,005,100	8.05	187,356	9.88	94,811	6.65
Awards vested	225,186	10.48	—	—	80,779	8.29
Awards forfeited	95,663	9.65	4,956	9.88	—	—
Total awards outstanding at December 31, 2022	1,659,026	$9.05	411,406	$9.50	48,934	$6.68
Awards granted	729,829	8.05	322,323	9.42	82,950	7.89
Awards vested	500,603	9.06	—	—	90,409	7.24
Awards forfeited	242,173	8.55	27,193	9.93	—	—
Total awards outstanding at December 31, 2023	1,646,079	$8.68	706,536	$9.45	41,475	$7.89

Unrecognized compensation cost and weighted average periods remaining for non-vested awards as of December 31, 2023 are as follows (dollars in millions):

	Successor
	As of December 31, 2023	Weighted average period remaining for non-vested awards as of December 31, 2023
Unrecognized compensation cost
RSUs	$11.4	1.2 years
PSUs	3.2	1.2 years
Director RSUs	0.3	4 months
Total unrecognized compensation cost	$14.9
Additionally, the Director retainers are paid quarterly, in arrears, in the form of cash or shares of Class A common stock at the Director's election. During the years ended December 31, 2023 and 2022, certain members of the Company's Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. The number of shares granted is determined by the closing price of Mirion's Class A common stock on the business day preceding the grant date. The Company recorded related stock-based compensation expense for $0.3 million and $0.3 million in the respective periods.

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

The Profits Interests are subject to service vesting conditions and market vesting conditions. Fifty percent (50%) of the Profits Interests granted to each of Messrs. Logan and Schopfer service-vest on each of the second and third anniversaries of the Closing, and fifty percent (50%) of the Profits Interests granted to Mr. Kingsley service-vest on each of the first and second anniversaries of the Closing, subject in each case to the continuous service of the grantee on such date. The market vesting conditions require that the price per share of Mirion's Class A common stock must meet or exceed certain established thresholds for 20 out of 30 trading days before the fifth anniversary of the Closing Date. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

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

No additional Profits Interests have been granted after the June 17, 2021 grant. As of December 31, 2023 there is $2.8 million of unrecognized expense to be recognized over a weighted average period remaining of approximately 0.8 years.

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

Predecessor
June 30, 2020
Dividend yield	0.0%
Risk-free interest rate (1)	0.2%
Expected volatility (2)	55.7%
Expected term (in years) (3)	3
Fair value	$0.37
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
A summary of restricted stock activity within the Company’s equity plans and changes for the years ended June 30, 2021 and the Predecessor Stub Period, is as follows:

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
Total share-based compensation expense in our consolidated statement of operations and comprehensive loss for fiscal years June 30, 2021 was zero. The total value of the Predecessor Shares was amortized as compensation expense ratably over the vesting period of each individual tranche, beginning at the grant date.
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

The Private Placement Warrants are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. See Note 18, Fair Value Measurements, for the fair value of the Private Placement Warrants at December 31, 2023.

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

Registration Rights

The holders of the Founder Shares and Private Placement Warrants are entitled to registration rights to require the Company to register the resale of any the Founder Shares and the shares underlying the Private Placement Warrants upon exercise pursuant to the Amended and Restated Registration Rights Agreement dated October 20, 2021 (the "RRA"). The RRA also provides registration rights of securities of other securityholders who were our security holders before the business combination. These RRA parties are also entitled to certain piggyback registration rights and the RRA also includes customary indemnification and confidentiality provisions. The Company will bear certain expenses incurred in connection with filing of any registration statements filed pursuant to the terms of the RRA, including those expenses incurred in connection with filing a shelf registration statement and two public offerings made pursuant to that shelf registration statement by Charterhouse Capital Partners in 2023.

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

Additionally, the Company had entered into agreements with CCP which obligated the Company to pay certain expenses in support of any secondary market offerings of its remaining shares owned after the Business Combination. During the year ended December 31, 2023, $1.0 million of expenses were recorded. As of July 2023, CCP no longer owned shares of stock in the Company.
17. Segment Information
During the year ended December 31, 2023, the Company renamed its Industrial segment as "Technologies."
The Company manages its operations through two operating and reportable segments: Medical and Technologies. These segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Prior period information herein has been conformed to the current reportable segment structure.
Starting January 1, 2023, the Company began measuring segment performance including the impact of expenses identified as non-operating. Previously, these expenses would have been included with Corporate and other. Segment income (loss) from operations for prior periods presented has been adjusted for comparability.

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

The following table summarizes select operating results for each reportable segment. The CODM evaluates operating results and allocates capital resources among segments, in part, based on segment income from operations, which includes revenues of the segment less expenses that are directly related to those revenues, including purchase accounting impacts to revenue and cost of revenues, but excluding certain charges to cost of revenues and selling, general and administrative expenses predominantly related to corporate costs, which are included in "Corporate and Other" in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

The following table summarizes select operating results for each reportable segment (in millions).

	Successor			Predecessor
(In millions)	For Year Ended December 31, 2023	For Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	For Year Ended June 30. 2021
Revenues
Medical	$284.5	$271.7	$49.2	$60.3	$155.7
Technologies	516.4	446.1	104.9	107.7	455.9
Consolidated Revenues	$800.9	$717.8	$154.1	$168.0	$611.6
Segment Income (Loss) from Operations
Medical	$13.0	$(98.9)	$(5.4)	$(1.8)	$2.3
Technologies	46.0	(103.1)	(0.8)	8.2	68.1
Total Segment Income (Loss) from Operations	59.0	(202.0)	(6.2)	6.4	70.4
Corporate and other	(80.9)	(95.8)	(16.7)	(48.0)	(59.2)
Consolidated (Loss) Income from Operations	$(21.9)	$(297.8)	$(22.9)	$(41.6)	$11.2
Capital Expenditures
Medical	$21.8	$22.6	$3.8	$6.8	$14.2
Technologies	18.0	11.6	2.0	2.7	12.2
Total operating and reportable segments	39.8	34.2	5.8	9.5	26.4
Corporate and other	1.0	0.4	0.3	0.3	—
Total Capital Expenditures	$40.8	$34.6	$6.1	$9.8	$26.4
Depreciation and Amortization
Medical	$75.2	$82.4	$17.0	$13.3	$33.3
Technologies	86.9	91.1	20.1	12.4	49.7
Total operating and reportable segments	162.1	173.5	37.1	25.7	83.0
Corporate and other	0.7	1.0	0.2	0.2	0.6
Total Depreciation and Amortization	$162.8	$174.5	$37.3	$25.9	$83.6

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

	Revenues
	Successor			Predecessor
	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	From October 20, 2021 through December 31	From July 1, 2021 through October 19,	For the Fiscal Year Ended June 30,
	2023	2022	2021	2021	2021
North America
Medical	$258.1	$252.0	$45.3	$54.6	$138.6
Technologies	254.2	210.7	47.6	53.4	199.4
Total North America	512.3	462.7	92.9	108.0	338.0
Europe
Medical	26.4	19.7	3.9	5.7	17.1
Technologies	245.7	222.1	55.3	52.6	241.5
Total Europe	272.1	241.8	59.2	58.3	258.6
Asia Pacific
Medical	—	—	—	—	—
Technologies	16.5	13.3	2.0	1.7	15.0
Total Asia Pacific	16.5	13.3	2.0	1.7	15.0
Total Revenues	$800.9	$717.8	$154.1	$168.0	$611.6
Revenues generated in the United States were $476.0 million, $429.6 million, and $86.7 million for the Successor year ended December 31, 2023, December 31, 2022, and the Successor period from October 20, 2021 through December 31, 2021 respectively, and were $100.0 million and $306.3 million, from the Predecessor Periods from July 1, 2021 through October 19, 2021 and fiscal year ended June 30, 2021, respectively. Revenues in France were $155.4 million, $142.1 million, and $34.4 million from the Successor Period ended December 31, 2023, December 31, 2022 and October 20, 2021 through December 31, 2021, respectively, and $35.1 million and $158.8 million from the Predecessor Periods from July 1, 2021 through October 19, 2021 and fiscal year ended June 30, 2021, respectively. No other country generated more than 10% of revenue individually.
The following details revenues by timing of recognition (in millions):

	Revenues
	Successor			Predecessor
	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	From October 20, 2021 through December 31	From July 1, 2021 through October 19,	For the Fiscal Year Ended June 30,
		2022	2021	2021	2021
Point in time	$496.0	$485.9	$120.1	$123.6	$456.6
Over time	304.9	231.9	34.0	44.4	155.0
Total revenues	$800.9	$717.8	$154.1	$168.0	$611.6

The following details revenues by product category (in millions):

	Revenues
	Successor			Predecessor
	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	From October 20, 2021 through December 31	From July 1, 2021 through October 19,	For the Fiscal Year Ended June 30,
	2023	2022	2021	2021	2021
Medical segment:
Medical	$284.5	$271.7	$49.2	$60.3	$155.7
Technologies segment:
Reactor Safety and Control Systems	204.0	163.8	30.6	34.7	146.8
Radiological Search, Measurement, and Analysis Systems	312.4	282.3	74.3	73.0	309.1
Total Revenues	$800.9	$717.8	$154.1	$168.0	$611.6
The following details property, plant, and equipment, net, by geography (in millions):

	Property, Plant, and Equipment, Net
(In millions)	As of December 31, 2023	As of December 31, 2022
North America	$82.9	$79.4
Europe	51.5	44.7
Asia Pacific	0.1	0.2
Total	$134.5	$124.3

18. Fair Value Measurements
The Company applies fair value accounting to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, and other current assets and liabilities approximates their carrying amounts due to the relatively short maturity of these items. The fair value of third-party debt approximates the carrying value because the interest rates are variable and reflect market rates.
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

The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

Successor
	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 13)	$130.5	$—	$—
Discretionary retirement plan (Note 14)	$4.0	$1.0	$—
Accrued interest receivable on Cross-Currency Rate Swaps (Note 19)	$—	$0.1	$—
Interest Rate Swap (Note 19)	$—	$0.1	$—
Liabilities
Discretionary retirement plan (Note 14)	$4.0	$1.0	$—
Public warrants	$38.1	$—	$—
Private placement warrants	$—	$17.3	$—
Cross-Currency Rate Swaps (Note 19)	$—	$23.3	$—

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 13)	$75.0	$—	$—
Discretionary retirement plan (Note 14)	$3.1	$0.9	$—
Accrued interest receivable on Cross-Currency Rate Swaps (Note 19)	$—	$0.1	$—
Liabilities
Discretionary retirement plan (Note 14)	$3.1	$0.9	$—
Public warrants	$21.0	$—	$—
Private placement warrants	$—	$9.5	$—
Cross-Currency Rate Swaps (Note 19)	$—	$12.9	$—

The Cross-Currency Rate Swaps the Company entered into in the year ended December 31, 2022 and the Interest Rate Swap entered in the year ended December 31, 2023 are not exchange traded instruments and their fair value is determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange market data, current interest rate (SOFR) data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements.
As of December 31, 2023 and December 31, 2022, the fair value of Public Warrants issued in connection with GSAH's IPO have been measured based on the listed market price of such Public Warrants, a Level 1 measurement.
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
For the year ended December 31, 2023, the Company recognized an unrealized loss resulting from an increase in the fair value of the warrant liabilities of $24.8 million, which is presented in the consolidated statements of operations as change in fair value of warrant liabilities.

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
The Company recorded an impairment loss of $3.5 million during the period ended December 31, 2022 representing the difference between fair value less cost to sell and carrying value. See Note 3 Disposal of a Business for further details.
19. Derivatives and Hedging
Successor Period
The Company's policy requires that derivatives are used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EURO and USD. As such, the Company entered into cross-currency rate swaps during the year ended December 31, 2022 to manage currency risks related to our investments in foreign operations. The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) during the year ended December 31, 2023 to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments.
All derivative instruments are carried at fair value in our consolidated balance sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets:
Accrued interest receivable on cross-currency rate swaps	Prepaid expenses and other currents assets	$0.1	$0.1
Interest rate swap	Other non-current assets	0.1	—
Total assets		$0.2	$0.1
Liabilities:
Cross-currency rate swap	Accrued expenses and other current liabilities	$10.7	$—
Cross-currency rate swap	Other non-current liabilities	12.6	12.9
Total liabilities		$23.3	$12.9
(1) Refer to Note 18, Fair Value Measurements, for additional information related to the estimated fair value.

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

During the year ended December 31, 2023, the new interest rate swap resulted in gains of $0.1 million recognized in other comprehensive income ("OCI"). Gains of $0.6 million were recognized in income through interest expense and reclassified from OCI during the same periods. In addition, the Company did not have any ineffectiveness related to the cash flow hedge during the year ended December 31, 2023. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified as financing activities in our Consolidated Statements of Cash Flows.

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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Year Ended December 31, 2023	Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021
	December 31, 2023	December 31, 2022
Cross-currency rate swaps	€238.8	€238.8	$(10.4)	$(12.9)	$—
Total	€238.8	€238.8	$(10.4)	$(12.9)	$—

The Company did not reclassify any gains or losses related to net investment hedges from AOCL into earnings during the year ended December 31, 2023 and December 31, 2022, respectively. In addition, the Company did not have any ineffectiveness related to net investment hedges during the year ended December 31, 2023 and the year ended December 31, 2022. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified as investing activities in our consolidated statements of cash flows.
20. Loss Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Successor			Predecessor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
Net loss attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) shareholders	$(96.9)	$(276.9)	$(22.2)	$(105.7)	$(158.3)
Weighted average common shares outstanding – basic and diluted	196.369	181.149	180.773	6.685	6.549
Net loss per common share attributable to Mirion Technologies, Inc. (Successor) / Mirion Technologies (TopCo), Ltd. (Predecessor) — basic and diluted	$(0.49)	$(1.53)	$(0.12)	$(15.81)	$(24.18)
Anti-dilutive employee share-based awards, excluded	0.639	0.956	0.003	0.200	0.300

Net loss per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the fiscal years ended December 31, 2023, December 31, 2022, the Successor Period of October 20, 2021 through December 31, 2021 and the Predecessor Period of July 1, 2021 through October 19, 2021 and the fiscal year ended June 30, 2021, respectively; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.

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

Warrants
As described above, the Company has outstanding warrants to purchase up to 27,249,779 shares of Class A common stock (including 18,749,779 public warrants and 8,500,000 private placement warrants). One whole warrant entitles the holder thereof to purchase one share of Mirion Class A common stock at a price of $11.50 per share. The Company’s warrants are not included in the Company’s calculation of basic loss per share and are excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive.

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
As of December 31, 2023, the Company does not expect a significant impact of additional charges from restructuring actions in the next 12 months.
The Company’s restructuring expenses are comprised of the following (in millions):

Successor
	Year Ended December 31, 2023
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$1.1	$1.2
Other(1)	—	0.4	0.4
Total	$0.1	$1.5	$1.6

	Year Ended December 31, 2022
(in millions)	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.3	$1.5	$1.8
Other(1)	0.5	3.7	4.2
Total	$0.8	$5.2	$6.0

	From October 20, 2021 through December, 31, 2021
(in millions)	Cost of revenues	Selling, general and administrative	Total
Severance and employee costs	$0.1	$0.1	$0.2
Other(1)	—	1.2	1.2
Total	$0.1	$1.3	$1.4

Predecessor
	From July 1, 2021 through October 19, 2021
(in millions)	Cost of revenues	Selling, general and administrative	Total
Severance and employee costs	$—	$1.1	$1.1
Other(1)	0.1	0.3	0.4
Total	$0.1	$1.4	$1.5

	For the year ended June 30, 2021
(in millions)	Cost of revenues	Selling, general and administrative	Total
Severance and employee costs	$2.4	$1.6	$4.0
Other(1)	0.7	0.8	1.5
Total	$3.1	$2.4	$5.5
(1) Includes facilities, inventory write-downs, outside services, legal matters, and IT costs.
The following table summarizes restructuring expenses for each reportable segment (in millions):

	Successor			Predecessor
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022	From October 20, 2021 through December 31, 2021	From July 1, 2021 through October 19, 2021	Fiscal Year Ended June 30, 2021
Restructuring expenses:
Medical	$0.3	$3.4	$0.8	$1.4	$2.1
Technologies	0.2	1.8	0.6	0.1	2.7
Corporate and other	1.1	0.8	—	—	0.7
Total	$1.6	$6.0	$1.4	$1.5	$5.5
The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets (in millions).

Balance at December 31, 2022	$1.5
Restructuring charges	1.6
Payments	(3.0)
Adjustments	(0.1)
Balance at December 31, 2023	$—

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

At the Closing Date, the Company owned 100% of the voting shares (Class A) of IntermediateCo and approximately 96% of the non-voting Class B shares of IntermediateCo. The Company recognized noncontrolling interests for the 8,560,540 shares, representing approximately 4% of the non-voting Class B shares, of IntermediateCo that were not attributable to the Company. After conversions in the year ended December 31, 2023, the Company recognized noncontrolling interests for the 7,787,333 shares, representing the 3.5% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company.

As of December 31, 2023, and 2022, noncontrolling interests of $65.5 million and $69.0 million were reflected in the Consolidated Statements of Stockholders’ Equity (Deficit).
23. Accumulated Other Comprehensive Loss / Income
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	December 31, 2023	December 31, 2022
Cumulative foreign currency translation adjustment, net of tax	$(52.4)	$(71.2)
Unrealized gain on pension and postretirement benefit plans, net of tax	2.0	2.1
Unrealized loss on net investment hedges, net of tax	(17.9)	(9.9)
Unrealized gain on cash flow hedges, net of tax	0.1	—
Less: cumulative loss attributable to noncontrolling interests	(2.9)	(3.3)
Accumulated other comprehensive (loss) income	$(65.3)	$(75.7)
24. Subsequent Events

The Company has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no other items which require adjustment or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and based on this evaluation have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management team has concluded that as of December 31, 2023, our internal controls over financial reporting are effective based on these criteria.

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we identified a material weakness due to the aggregation of deficiencies in certain general information technology controls (GITCs) at our division in France, related to program change-management and user access in information technology (IT) systems that support the Company’s financial reporting processes. During 2023, management implemented our previously disclosed remediation plan that included:

•Educating IT control owners concerning the importance of GITCs, with a focus on those related to program change-management and user access,
•Developing enhanced controls and reviews related to program changes in IT systems and access to IT systems, and
•Adding additional manual business process controls to monitor information and data produced by the system to help mitigate the risks associated with ineffective GITCs.

During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded that the material weakness has been remediated as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mirion Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mirion Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Mirion Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2023 (Successor) and 2022 (Successor), the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from October 20, 2021 through December 31, 2021 (Successor), for the period from July 1, 2021 through October 19, 2021 (Predecessor), and for the year ended June 30, 2021 (Predecessor) (collectively referred to as the "financial statements") of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Atlanta, GA
February 28, 2024

ITEM 9B. OTHER INFORMATION
(a)    None.
(b)    During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Ethics and Business Conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Ethics and Business Conduct is available on the investor relations page on our website, ir.mirion.com. We intend to publish any amendments to the Code of Ethics and Business Conduct, or any waivers of its requirements, on the website address and location specified above. Information on, or that can be accessed through, our website is not part of this Annual Report.
The information otherwise required by this Item will be included in our definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements

See Index to consolidated financial statements appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

2. Financial Statement Schedules

The following financial statement schedules are included in this Form 10-K:
•Schedule I - Condensed Financial Information of Registrant is presented for the fiscal years ended December 31, 2023 and December 31, 2022, the Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Stub Period from July 1, 2021 through October 19, 2021, and Predecessor fiscal year ended June 30, 2021.
•Schedule II - Valuation and Qualifying Accounts is presented for the fiscal years ended December 31, 2023 and December 31, 2022, the Successor Period from October 20, 2021 through December 31, 2021, the Predecessor Stub Period from July 1, 2021 through October 19, 2021, and Predecessor fiscal year ended June 30, 2021.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2023).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
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

10.3
Amendment No.2 dated as of June 23, 2023 to the Credit Agreement, dated as of October 21, 2021, among Mirion Technologies (Holdingsub2). Ltd., Mirion Technologies (US Holdings), Inc., Mirion Technologies (US), Inc., Citibank N.A., as Administrative Agent and Collateral Agent and the other parties thereto (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on June 27, 2023)

10.4
Second Amended and Restated Sponsor Agreement, dated as of October 20, 2021, by and among GS Acquisition Holdings Corp II, GS Sponsor II LLC, GSAM Holdings LLC, GS Acquisition Holdings II Employee Participation LLC and GS Acquisition Holdings II Employee Participation 2 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).

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

Exhibit Number	Exhibit Title
10.8+	Mirion Technologies, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.9+
Form of Restricted Stock Unit for Employee (Retention) Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.10+
Form of Performance Stock Unit for (Retention) Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.11+
Form of Restricted Stock Unit for Director Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.12+	Mirion Technologies, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.13+
Mirion Technologies, Inc. Amended and Restated Non-Employee Director Compensation Program, dated as of June 6, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023)

10.14+
Form of Performance-Based Restricted Stock Unit Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022).

10.15+	Mirion Technologies, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).
10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
10.18
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

10.20
Second Amendment to Lease Agreement between GPI T&U Inland, LP and Mirion Technologies (MGPI), Inc., dated as of June 11, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 30, 2021).

10.21+
Amended and Restated Employment Agreement between Thomas D. Logan and Mirion Technologies, Inc., entered into on August 13, 2021 (incorporated by reference to Exhibit 10.13 to the Company Registration Statement on Form S-4 filed with the SEC on September 3, 2021).

10.22+
Confidentiality and Intellectual Property Agreement between Thomas D. Logan and Mirion Technologies, Inc., entered into August 13, 2021 (incorporated by reference to Exhibit 10.14 to the Company Registration Statement on Form S-4 filed with the SEC on September 3, 2021).

10.23+
Amendment No. 1 to the Amended and Restated Employment Agreement between Thomas Logan and Mirion Technologies, Inc., entered into on December 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2021).

10.24+
Third Amended and Restated Employment Agreement between Brian Schopfer and Mirion Technologies, Inc., dated as of May 1, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

10.25+
Confidentiality, Non-Interference and Intellectual Property Agreement between Brian Schopfer and Mirion Technologies, Inc., entered into March 15, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 3, 2021).

10.26+
Amendment No. 1 to the Third Amended and Restated Employment Agreement between Brian Schopfer and Mirion Technologies, Inc., entered into on December 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2021).

10.27+
Employment Agreement between Michael Freed and Mirion Technologies, Inc. dated as of July 16, 2016 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

Exhibit Number	Exhibit Title
10.28+
Confidentiality, Non-Interference and Intellectual Property Agreement between Michael Freed and Mirion Technologies, Inc., entered into July 16, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 3, 2021).

10.29+
Amendment No. 1 to the Employment Agreement between Michael Freed and Mirion Technologies, Inc., entered into on December 27, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2021).

10.30+
Profits Interest Award Agreement between Brian Schopfer and GS Sponsor II LLC, dated June 16, 2021 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

10.31+
Profits Interest Award Agreement between Thomas Logan and GS Sponsor II LLC, dated June 16, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

10.32+
Profits Interest Award Agreement between Lawrence Kingsley and GS Sponsor II LLC, dated June 16, 2021 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

10.33+
Amendment to Profits Interest Award Agreement between Lawrence Kingsley and GS Sponsor II LLC, dated August 9, 2021 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

10.34+
Retention Bonus Agreement between Brian Schopfer and Mirion Technologies, Inc. dated September 30, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).

10.35+
Employment Agreement between Michael Rossi and Mirion Technologies (US), Inc. entered into as of October 1, 2022 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.36+
Employment Agreement between Loic Eloy and Mirion Technologies (MGPI) SAS entered into as of February 7, 2019 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.37+
Amendment No. 1 to the Employment Agreement between Loic Eloy and Mirion Technologies (MGPI) SAS entered into as of February 3, 2022 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.38*+	Mirion Technologies, Inc. Executive Bonus Plan effective as of January 1, 2024.
21.1*	List of Subsidiaries of Mirion Technologies, Inc.
23.1*	Consent of Deloitte & Touche LLP.
24.1*	Powers of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Mirion Technologies, Inc. Clawback Policy.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
+ Indicates a management contract or compensatory plan
# This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act.

ITEM 16. FORM 10-K SUMMARY

None.
Schedule I - Condensed Financial Information of the Registrant
Successor Period:
Mirion Technologies, Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. There are restrictions under credit agreements governing the 2021 Credit Agreement, described in Note 9, Borrowings, on the Company’s ability to obtain funds from any of its subsidiaries through dividends. Accordingly, the following condensed financial information is presented on a “Parent-only” basis in which Mirion Technologies, Inc.’s investments in its consolidated subsidiaries are presented under the equity method of accounting.
MIRION TECHNOLOGIES, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
(in millions)

	Successor
	December 31, 2023	December 31, 2022
Assets:
Investments in Sub	$1,604.4	$1,496.8
Total Assets	1,604.4	1,496.8

Liabilities and Stockholders’ Equity:
Warrant liabilities	55.3	30.5
Deferred income taxes and other liabilities	(0.9)	(0.9)
Total Liabilities	54.4	29.6
Treasury Stock	(1.3)	—
Additional paid-in capital	2,056.5	1,882.4
Accumulated deficit	(505.4)	(408.5)
Accumulated Other Comprehensive Loss	(65.3)	(75.7)
Mirion Technologies, Inc. (Successor) stockholders’ equity	1,484.5	1,398.2
Noncontrolling interests	65.5	69.0
Total Stockholders’ Equity	1,550.0	1,467.2
Total Liabilities and Stockholders’ Equity	1,604.4	1,496.8

MIRION TECHNOLOGIES, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS INCOME
(in millions)

	Successor
	December 31, 2023	December 31, 2022	From October 20, 2021 through December 31, 2021
Selling, general and administrative	$22.5	$31.2	$5.3
Total operating expenses	22.5	31.2	5.3
Income from operations	(22.5)	(31.2)	(5.3)
Change in fair value of warrant liabilities	24.8	(37.6)	(1.2)
Equity in net loss of subsidiaries	51.1	294.8	19.9
Other expense	0.3	—	—
Loss before benefit from income taxes	(98.7)	(288.4)	(24.0)
Benefit from income taxes	—	—	(1.0)
Net loss	(98.7)	(288.4)	(23.0)
Loss attributable to noncontrolling interests	(1.8)	(11.5)	(0.8)
Net loss attributable to Mirion Technologies, Inc. stockholders	(96.9)	(276.9)	(22.2)
Foreign currency translation, net of tax	(0.3)	4.9	(20.5)
Unrecognized actuarial gain (loss) and prior service benefit, net of tax	—	2.0	(0.2)
Other comprehensive loss (income), net of tax	(0.3)	2.9	(20.7)
Comprehensive loss attributable to Mirion Technologies, Inc. stockholders	$(97.2)	$(274.0)	$(42.9)
Loss per share—basic and diluted	$(0.49)	$(1.53)	$(0.12)
Weighted average number of shares outstanding—basic and diluted	196.369	181.149	180.773
A statement of cash flows has not been presented as the Mirion Technologies, Inc. parent company did not have any cash as of, or at any point in time during, the years ended December 31, 2023 or December 31, 2022, or from October 20, 2021 through December 31, 2021.
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
MIRION TECHNOLOGIES (TOPCO), LTD.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
(in millions)

Predecessor
June 30, 2021
Assets:
Other assets	$0.3
Total assets	$0.3

Liabilities and stockholders’ equity:
Loan from subsidiary	$839.8
Deferred income taxes and other liabilities	0.1
Total Liabilities	$839.9
Total stockholders’ equity	(839.6)
Total liabilities and stockholders’ equity	$0.3
MIRION TECHNOLOGIES (TOPCO), LTD.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS INCOME
(in millions)

	Predecessor
	From July 1, 2021 through October 19, 2021	June 30, 2021
Equity in net loss of subsidiaries	$(105.7)	$(158.3)
Net loss	(105.7)	(158.3)
Foreign currency translation, net of tax	(7.5)	34.2
Unrecognized actuarial gain (loss) and prior service benefit, net of tax	0.6	0.9
Other comprehensive loss (income), net of tax	(6.9)	35.1
Comprehensive loss	$(112.6)	$(123.2)
Loss per share—basic and diluted	$(15.81)	$(24.18)
Weighted average number of shares outstanding—basic and diluted	6.685	6.549
A statement of cash flows has not been presented as Mirion Technologies (TopCo). Ltd. parent company did not have any cash as of, or at any point in time during the Predecessor Periods from July 1, 2021 through October 19, 2021 or the year ended June 30, 2021.

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

Schedule II

Valuation and Qualifying Accounts
(Dollars in millions)
Successor
	Balance at	Charged to			Balance at
	Beginning	Costs and	Deductions		End of
Description	of Period	Expenses	(a)	Other (b)	Period
Year Ended December 31, 2023
Allowance for doubtful accounts	7.4	1.7	(1.6)	0.3	7.8
Product warranty	4.4	0.4	(0.9)	—	3.9
Year Ended December 31, 2022
Allowance for doubtful accounts	5.4	0.3	(0.4)	2.1	7.4
Product warranty	5.9	(0.7)	(0.8)	—	4.4
Year Ended December 31, 2021
Allowance for doubtful accounts	—	—	(0.7)	6.1	5.4
Product warranty	—	0.9	(0.4)	5.4	5.9

Predecessor
	Balance at	Charged to			Balance at
	Beginning	Costs and	Deductions		End of
Description	of Period	Expenses	(a)	Other (b)	Period
Period Ended October 19, 2021
Allowance for doubtful accounts	6.1	0.2	(0.2)	—	6.1
Product warranty	6.3	—	(0.7)	—	5.6
Year Ended June 30, 2021
Allowance for doubtful accounts	1.9	2.5	(0.7)	2.4	6.1
Product warranty	5.5	2.8	(2.2)	0.2	6.3
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
Date: February 28, 2024

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

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	February 28, 2024

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	February 28, 2024

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	February 28, 2024

/s/ Lawrence D. Kingsley Lawrence D. Kingsley	Director and Chairman	February 28, 2024

/s/ Sheila Rege Sheila Rege	Director	February 28, 2024

/s/ Steven W. Etzel Steven W. Etzel	Director	February 28, 2024

/s/ Kenneth C. Bockhorst Kenneth C. Bockhorst	Director	February 28, 2024

Name	Title	Date

/s/ Robert A. Cascella Robert A. Cascella	Director	February 28, 2024

/s/ John W. Kuo John W. Kuo	Director	February 28, 2024

/s/ Jody A. Markopoulos Jody A. Markopoulos	Director	February 28, 2024