Form 10-Q
period 2024-03-31
Mirion Technologies, Inc.
filed 2024-05-01
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 26, 2024, there were 220,159,325 shares of Class A common stock, $0.0001 par value per share, and 7,209,706 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, macroeconomic trends, and our competitive positioning are forward-looking statements. This includes, without limitation, statements under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, capitalization and capital structure, any exercise, exchange, redemption or other settlement of our outstanding warrants and other securities, indebtedness, business strategy, and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies, goodwill impairment, backlog, our supply chain challenges, matters affecting Russia, relations between the United States and China, conflict in the Middle East, foreign exchange, interest rate and inflation trends, any merger, acquisition,divestiture or investment activity, including integration of previously completed mergers and acquisitions, or other strategic transactions and investments, legal claims, litigation, arbitration or similar proceedings, including with respect to customer disputes, and the future or expected impact on us of any epidemic, pandemic or other crises. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•changes in domestic and foreign business, market, economic, financial, political and legal conditions, including related to matters affecting Russia, the relationship between the United States and China, and conflict in the Middle East and risks of slowing economic growth or economic recession in the United States and globally;
•developments in the government budgets (defense and non-defense) in the United States and other countries, including budget reductions, sequestration, implementation of spending limits or changes in budgeting priorities, delays in the government budget process, a U.S. government shutdown or the U.S. government's failure to raise the debt ceiling;
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
•the effects of health epidemics, pandemics and similar outbreaks may have on our business, results of operations or financial condition; and
•other risks and uncertainties indicated in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q, including those under the heading “Risk Factors,” and other documents filed or to be filed with the U.S. Securities and Exchange Commission ("SEC") by us.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$120.2	$128.8
Restricted cash	0.4	0.6
Accounts receivable, net of allowance for doubtful accounts	146.1	172.3
Costs in excess of billings on uncompleted contracts	62.6	48.7
Inventories	146.8	144.1
Prepaid expenses and other current assets	38.5	44.1
Total current assets	514.6	538.6
Property, plant, and equipment, net	138.3	134.5
Operating lease right-of-use assets	31.1	32.8
Goodwill	1,440.2	1,447.6
Intangible assets, net	504.3	538.8
Restricted cash	1.1	1.1
Other assets	19.1	25.1
Total assets	$2,648.7	$2,718.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53.1	$58.7
Deferred contract revenue	95.8	103.4
Third-party debt, current	0.1	1.2
Operating lease liability, current	6.6	6.8
Accrued expenses and other current liabilities	79.0	95.6
Total current liabilities	234.6	265.7
Third-party debt, non-current	685.3	684.7
Warrant liabilities	61.0	55.3
Operating lease liability, non-current	26.5	28.1
Deferred income taxes, non-current	77.3	84.0
Other liabilities	46.1	50.7
Total liabilities	1,130.8	1,168.5
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 218,735,333 shares issued and outstanding at March 31, 2024; 218,177,832 shares issued and outstanding at December 31, 2023	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 7,326,423 issued and outstanding at March 31, 2024; 7,787,333 issued and outstanding at December 31, 2023	—	—
Treasury stock, at cost; 149,076 shares at March 31, 2024 and December 31, 2023	(1.3)	(1.3)
Additional paid-in capital	2,063.9	2,056.5
Accumulated deficit	(531.2)	(505.4)
Accumulated other comprehensive loss	(74.2)	(65.3)
Mirion Technologies, Inc. stockholders’ equity	1,457.2	1,484.5
Noncontrolling interests	60.7	65.5
Total stockholders’ equity	1,517.9	1,550.0
Total liabilities and stockholders’ equity	$2,648.7	$2,718.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues:
Product	$140.0	$132.4
Service	52.6	49.7
Total revenues	192.6	182.1
Cost of revenues:
Product	79.0	76.8
Service	26.5	26.2
Total cost of revenues	105.5	103.0
Gross profit	87.1	79.1
Operating expenses:
Selling, general and administrative	84.1	85.1
Research and development	7.9	7.6
Total operating expenses	92.0	92.7
Loss from operations	(4.9)	(13.6)
Other expense (income):
Interest expense	15.5	16.0
Interest income	(1.7)	(1.1)
Loss on debt extinguishment	—	2.6
Foreign currency loss (gain), net	0.8	(0.3)
Increase in fair value of warrant liabilities	5.7	13.4
Other expense (income), net	0.1	(0.2)
Loss before income taxes	(25.3)	(44.0)
Loss (benefit) from income taxes	1.2	(1.1)
Net loss	(26.5)	(42.9)
Loss attributable to noncontrolling interests	(0.7)	(1.0)
Net loss attributable to Mirion Technologies, Inc.	$(25.8)	$(41.9)

Net loss per common share attributable to Mirion Technologies, Inc. — basic and diluted	$(0.13)	$(0.22)
Weighted average common shares outstanding — basic and diluted	199.729	187.701
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In millions)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net loss	$(26.5)	$(42.9)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	(14.7)	10.6
Unrealized gain (loss) on net investment hedges, net of tax	4.9	(2.3)
Unrealized gain on cash flow hedge, net of tax	0.6	—
Other comprehensive (loss) income, net of tax	(9.2)	8.3
Comprehensive loss	(35.7)	(34.6)
Less: Comprehensive loss attributable to noncontrolling interest	(1.0)	(0.7)
Comprehensive loss attributable to Mirion Technologies, Inc.	$(34.7)	$(33.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022	200,298,834	$—	8,040,540	$—	—	$—	$1,882.4	$(408.5)	$(75.7)	$69.0	$1,467.2
Warrant redemptions	100	—	—	—	—	—	—	—	—	—	—
Stock issued for vested restricted stock units	40,764	—	—	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	12,090	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	193,207	—	(193,207)	—	—	—	1.6	—	—	(1.6)	—
Issuance of shares of class A common stock, net of offering costs	17,142,857	—	—	—	—	—	149.8	—	—	—	149.8
Stock-based compensation expense	—	—	—	—	—	—	5.5	—	—	—	5.5
Net loss	—	—	—	—	—	—	—	(41.9)	—	(1.0)	(42.9)
Other comprehensive income	—	—	—	—	—	—	—	—	8.0	0.3	8.3
Balance March 31, 2023	217,687,852	$—	7,847,333	$—	—	$—	$2,039.4	$(450.4)	$(67.7)	$66.7	$1,588.0

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2023	218,177,832	$—	7,787,333	$—	149,076	$(1.3)	$2,056.5	$(505.4)	$(65.3)	$65.5	$1,550.0
Stock issued for vested restricted stock units	88,171	—	—	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	8,420	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	460,910	—	(460,910)	—	—	—	3.8	—	—	(3.8)	—
Stock-based compensation expense	—	—	—	—	—	—	3.5	—	—	—	3.5
Net loss	—	—	—	—	—	—	—	(25.8)	—	(0.7)	(26.5)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8.9)	(0.3)	(9.2)
Balance March 31, 2024	218,735,333	$—	7,326,423	$—	149,076	$(1.3)	$2,063.9	$(531.2)	$(74.2)	$60.7	$1,517.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
OPERATING ACTIVITIES:
Net loss	$(26.5)	$(42.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	38.8	41.3
Stock-based compensation expense	3.6	5.5
Amortization of debt issuance costs	0.7	3.5
Provision for doubtful accounts	0.8	0.8
Inventory obsolescence write down	1.2	1.0
Change in deferred income taxes	(7.5)	(7.1)
Loss on disposal of property, plant and equipment	0.3	0.8
Loss (gain) on foreign currency transactions	0.8	(0.3)
Increase in fair values of warrant liabilities	5.7	13.4
Changes in operating assets and liabilities:
Accounts receivable	24.2	19.1
Costs in excess of billings on uncompleted contracts	(8.2)	(8.6)
Inventories	(5.6)	(13.9)
Prepaid expenses and other current assets	4.2	(0.3)
Accounts payable	(5.4)	(2.5)
Accrued expenses and other current liabilities	(12.3)	(8.5)
Deferred contract revenue and liabilities	(9.1)	(3.6)
Other assets	(0.2)	0.4
Other liabilities	0.5	(0.8)
Net cash provided by (used in) operating activities	6.0	(2.7)
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash and cash equivalents acquired	(1.0)	—
Purchases of property, plant, and equipment and badges	(12.8)	(7.5)
Proceeds from net investment hedge derivative contracts	0.9	—
Net cash used in investing activities	(12.9)	(7.5)
FINANCING ACTIVITIES:
Issuances of common stock	—	150.0
Common stock issuance costs	—	(0.2)
Principal repayments	—	(125.0)
Proceeds from net cash flow hedge derivative contracts	0.3	—
Other financing	(0.1)	(0.2)
Net cash provided by financing activities	0.2	24.6
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2.1)	0.7
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8.8)	15.1
Cash, cash equivalents, and restricted cash at beginning of period	130.5	75.0
Cash, cash equivalents, and restricted cash at end of period	$121.7	$90.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mirion Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Mirion Technologies, Inc. (“Mirion,” the “Company," "we," "our," or "us" and formerly GS Acquisition Holdings Corp II ("GSAH")) is a global provider of radiation detection, measurement, analysis, and monitoring products and services to the medical, nuclear, and defense end markets. On October 20, 2021, Mirion Technologies, Inc. was formed (formerly known as GS Acquisition Holdings Corp II or "GSAH") when it consummated its business combination with GSAH (the "Business Combination") pursuant to the Business Combination Agreement dated June 17, 2021.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial information. The interim unaudited Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the period ended December 31, 2023, which include a complete set of footnote disclosures, including our significant accounting policies included in our Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned or controlled subsidiaries. For consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocated to noncontrolling interests is reported as “Income (Loss) attributable to noncontrolling interests” in the unaudited Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated in consolidation.

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
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in Note 1 to the audited consolidated financial statements on Form 10-K for the period ended December 31, 2023.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $8.1 million and $7.8 million as of March 31, 2024 and December 31, 2023, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.
The components of prepaid expenses and other current assets consist of the following (in millions):

	March 31, 2024	December 31, 2023
Prepaid insurance	$2.3	$1.0
Prepaid vendor deposits	7.3	7.6
Prepaid software licenses	3.9	3.5
Short-term marketable securities	5.4	5.3
Income tax receivable and prepaid income taxes	1.0	8.0
Other tax receivables	1.4	1.4
Other current assets	17.2	17.3
	$38.5	$44.1
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $2.3 million for both periods ended March 31, 2024 and December 31, 2023, and were included in accrued expenses and other current liabilities and other liabilities on the unaudited Condensed Consolidated Balance Sheets. Accretion expense related to these liabilities was not material for any periods presented.

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
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of March 31, 2024 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $840.5 million and $857.1 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the Company expects to recognize approximately 45%, 25%, 12%, and 10% of the remaining performance obligations as revenue during the fiscal years 2024, 2025, 2026 and 2027, respectively, and the remainder thereafter.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 15, Segment Information.
Warrant Liability

As of March 31, 2024, the Company had outstanding warrants to purchase up to 27,249,779 shares of Class A common stock. The Company accounts for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s unaudited Condensed Consolidated Statements of Operations. The fair value of the warrants (the "Public Warrants") issued in connection with GSAH's initial public offering has been measured based on the listed market price of such Public Warrants. As the transfer of certain warrants issued in a private placement (the "Private Placement Warrants") to GS Sponsor II LLC, the sponsor of GSAH (the "Sponsor"), to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. See Note 16, Fair Value Measurements. On April 18, 2024, the Company announced that it will redeem all Public Warrants that remain outstanding at 5:00 pm New York City time on Monday, May 20, 2024, for a redemption price of $0.10 per warrant. See Note 22, Subsequent Events.
Treasury Stock
We account for treasury stock under the cost method pursuant to the provisions of ASC 505-30, Treasury Stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account, treasury stock. The equity accounts that were originally credited for the original share issuance, Common Stock and additional paid-in capital, remain intact.

If the treasury shares are ever reissued in the future at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in the unaudited Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in the unaudited Condensed Consolidated Balance Sheets. If treasury stock is reissued in the future, a cost flow assumption (e.g., FIFO, LIFO or specific identification) will be adopted to compute excesses and deficiencies upon subsequent share reissuance.
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts.
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of March 31, 2024 and December 31, 2023, no customer accounted for more than 10% of the accounts receivable balance.
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

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For all entities, the amendments will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact of this new standard and believes that the adoption will result in additional disclosures, but will not have any other impact on its consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-01 "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards". ASU 2024-01 improves GAAP by demonstrating how an entity should apply the scope guidance to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. The Company is currently evaluating the impact of this ASU.

Other Guidance Issued But Not Yet Adopted
In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. We are currently evaluating the impact of the new rules and considering the potential outcome of the legal challenges.
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

Measurement period adjustments to the previously disclosed preliminary fair value of net assets related to ec2 were recorded in 2024, resulting in a $0.6 million net increase in goodwill, primarily due to additional consideration of $1.0 million (final net working capital adjustment) and a $0.3 million net increase in intangible assets during the three months ended March 31, 2024. The estimated fair values of all assets acquired and liabilities assumed in the acquisition are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date, including but not limited to deferred revenue balances and the valuation of tax accounts.

Transaction costs related to ec2 were not material for the three months ended March 31, 2024.

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
•     The value of the existing business as an assembled collection of net assets versus if the Company had acquired all of the net assets separately.

3. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	March 31, 2024	December 31, 2023
Costs incurred on contracts (from inception to completion)	$353.1	$324.5
Estimated earnings	211.8	208.7
Contracts in progress	564.9	533.2
Less: billings to date	(524.3)	(511.3)
	$40.6	$21.9
The carrying amounts related to uncompleted construction-type contracts are included in the accompanying unaudited Condensed Consolidated Balance Sheets under the following captions (in millions):

	March 31, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$62.6	$48.7
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	11.3	18.2
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(31.5)	(41.1)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(1.8)	(3.9)
	$40.6	$21.9
(1)Included in other assets within the Condensed Consolidated Balance Sheets.
(2)Included in deferred contract revenue – current within the Condensed Consolidated Balance Sheets.
(3)Included in other liabilities within the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2024 the Company has recognized revenue of $17.6 million related to the contract liabilities balance as of December 31, 2023.
4. Inventories
The components of inventories consist of the following (in millions):

	March 31, 2024	December 31, 2023
Raw materials	$66.5	$67.2
Work in progress	36.7	35.3
Finished goods	43.6	41.6
	$146.8	$144.1

5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	March 31, 2024	December 31, 2023
Land, buildings, and leasehold improvements	3-39 years	$49.9	$49.4
Machinery and equipment	5-15 years	39.6	38.5
Badges	3-5 years	44.2	41.0
Furniture, fixtures, computer equipment and other	3-10 years	22.9	22.9
Software development costs	3-5 years	11.0	10.7
Construction in progress (1)	—	32.5	28.6
		200.1	191.1
Less: accumulated depreciation and amortization		(61.8)	(56.6)
		$138.3	$134.5
(1) Includes $5.6 million and $4.2 million of Construction in progress for internally developed software as of March 31, 2024, and December 31, 2023, respectively.
Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Depreciation expense in:
Cost of revenues	$5.3	$4.7
Operating expenses	$2.0	$2.9

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2024	December 31, 2023
Compensation and related benefit costs	$34.7	$41.8
Customer deposits	8.0	8.5
Accrued commissions	0.3	0.3
Accrued warranty costs	4.9	4.5
Non-income taxes payable	9.2	11.8
Pension and other post-retirement obligations	0.3	0.3
Income taxes payable	2.7	4.2
Derivative liability	7.7	10.7
Other accrued expenses	11.2	13.5
Total	$79.0	$95.6

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
No goodwill impairment was recognized for the three months ended March 31, 2024 and March 31, 2023, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of March 31, 2024 and December 31, 2023 (in millions):

	Medical	Technologies	Consolidated
Balance—December 31, 2023	$633.4	$814.2	$1,447.6
Measurement period adjustment	0.6	—	0.6
Translation adjustment	—	(8.0)	(8.0)
Balance—March 31, 2024	$634.0	$806.2	$1,440.2
A portion of goodwill is deductible for income tax purposes.
Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	March 31, 2024		December 31, 2023
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,652.0	$(211.8)	$1,659.4	$(211.8)
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

Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

		March 31, 2024
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$339.2	$(155.8)	$183.4
Distributor relationships	7 - 13	60.9	(17.8)	43.1
Developed technology	5 - 16	262.3	(75.1)	187.2
Trade names	3 - 10	99.0	(24.4)	74.6
Backlog and other	1 - 4	75.2	(59.2)	16.0
Total		$836.6	$(332.3)	$504.3

		December 31, 2023
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$340.8	$(143.1)	$197.7
Distributor relationships	7 - 13	60.9	(16.0)	44.9
Developed technology	5 - 16	264.1	(67.8)	196.3
Trade names	3 - 10	99.7	(22.1)	77.6
Backlog and other	1 - 4	76.0	(53.7)	22.3
Total		$841.5	$(302.7)	$538.8
Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Amortization expense for intangible assets in:
Cost of revenues	$6.8	$6.7
Operating expenses	$24.7	$26.9
8. Borrowings
Third-party debt consist of the following (in millions):

	March 31, 2024	December 31, 2023
2021 Credit Agreement	$694.6	$694.6
Canadian Financial Institution	1.0	1.0
Other	1.7	2.8
Total third-party debt	697.3	698.4
Less: third-party debt, current	(0.1)	(1.2)
Less: deferred financing costs	(11.8)	(12.5)
Third-party debt, non-current	$685.4	$684.7
As of March 31, 2024 and December 31, 2023, the fair market value of the Company's 2021 Credit Agreement (defined below) was $695.5 million. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining third-party debt approximates the respective carrying amounts as of March 31, 2024 and December 31, 2023.

2021 Credit Agreement
In connection with the Business Combination, certain subsidiaries of the Company entered into the 2021 Credit Agreement with the lending institutions party thereto (as amended, restated, supplemented, or otherwise modified from time to time, the "2021 Credit Agreement").
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
On June 23, 2023, the 2021 Credit Agreement was amended to replace the interest rate based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to U.S. Dollar borrowings under the Existing Credit Agreement with an interest rate based on SOFR and related SOFR-based mechanics. On December 30, 2023, certain subsidiaries of Mirion Technologies, Inc. and Citibank, N.A., as administrative agent and collateral agent, entered into a Holdings Assumption Agreement (the “Holdings Assumption Agreement”) and related collateral and guarantee joinder documents that supplemented and modified the 2021 Credit Agreement. Pursuant to the terms of the Holdings Assumption Agreement, Mirion Technologies (HoldingSub2), Ltd., a limited liability company incorporated in England and Wales (“HoldingSub2”), assigned to Mirion IntermediateCo, Inc., a Delaware corporation (“IntermediateCo”) and a subsidiary of the Company, all of its rights, obligations and liabilities in and under the 2021 Credit Agreement, including its obligations to guarantee certain obligations of the borrowers under the 2021 Credit Agreement and to pledge certain assets. After giving effect to the Holdings Assumption Agreement, HoldingSub2 was released from all of its obligations and liabilities as “Holdings” under the Existing Credit Agreement and the other credit documents, and IntermediateCo became party as “Holdings” to the Existing Credit Agreement and the other credit documents to which HoldingSub2 was a party as “Holdings” for all purposes.
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. were in compliance with all debt covenants on March 31, 2024 and December 31, 2023.

Term Loan - The term loan has a seven-year term (expiring October 2028) and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023) or 0.50%, plus 2.75%. No further principal payments are due until the expiration of the term. The interest rate was 8.36% and 8.40% (including spread rate based upon rate term) as of March 31, 2024 and December 31, 2023, respectively. The Company paid no principal payments and $127.1 million for the three months ended March 31, 2024 and for year ended December 31, 2023, respectively, yielding an outstanding balance of approximately $694.6 million for both periods ending March 31, 2024 and December 31, 2023.
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
Revolving Line of Credit - The revolving line of credit arrangement has a five year term and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023) or 0%, plus 2.75%. The agreement requires the payment of a commitment fee of 0.25% per annum for unused commitments. The revolving line of credit matures in October 2026, at which time all outstanding revolving facility loans and accrued and unpaid interest are due. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of March 31, 2024 and December 31, 2023. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $16.4 million for both period ended March 31, 2024 and December 31, 2023, respectively. The amount available on the revolver as of March 31, 2024 and December 31, 2023 was approximately $73.6 million.
Deferred Financing Costs
In connection with the issuance of the 2021 Credit Agreement term loan, we incurred debt issuance costs of $21.7 million on date of issuance. In accordance with accounting for debt issuance costs, we recognize and present deferred finance costs associated with non-revolving debt and financing obligations as a reduction from the face amount of related indebtedness in the unaudited Condensed Consolidated Balance Sheets.
In connection with the issuance of the 2021 Credit Agreement revolving line of credit, we incurred debt issuance costs of $1.8 million. We recognize and present debt issuance costs associated with revolving debt arrangements as an asset and include the deferred finance costs within other assets in the unaudited Condensed Consolidated Balance Sheets. We amortize all debt issuance costs over the life of the related indebtedness.
For the three months ended March 31, 2024 and March 31, 2023, we incurred approximately $0.7 million and $3.5 million (including a $2.6 million loss on debt extinguishment for the $125.0 million early debt repayment) of amortization expense of the deferred financing costs, respectively.
Canadian Financial Institution - In May 2019, the Company entered into a credit agreement for C$1.7 million ($1.3 million) with a Canadian financial institution that matures in April 2039. The note bears annual interest at 4.69%. The credit agreement is secured by the facility acquired using the funds obtained.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of March 31, 2024 and December 31, 2023, there were no outstanding amounts under these arrangements.
Accounts Receivable Sales Agreement
We are party to agreements to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution and an unaffiliated Finnish financial institution without recourse. Under these agreements, the Company can sell up to €7.6 million ($8.2 million) and €12.3 million ($13.6 million) as of March 31, 2024 and December 31, 2023, respectively, of eligible accounts receivables. The accounts receivable under these agreements are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of March 31, 2024 and December 31, 2023, there was no amount and approximately $1.0 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for all periods presented and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €77.1 million ($83.2 million) and €71.8 million ($79.3 million), as of March 31, 2024 and December 31, 2023, respectively, subject to certain local restrictions. As of March 31, 2024 and December 31, 2023, there were €54.9 million ($59.3 million) and €54.7 million ($60.4 million), respectively, of the lines that had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $1.5 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024, contractual principal payments of total third-party borrowings are as follows (in millions):

Remainder of 2024	$0.1
Fiscal year ending December 31:
2025	0.1
2026	1.7
2027	0.1
2028	694.7
Thereafter	0.6
Gross Payments	697.3
Unamortized debt issuance costs	(11.8)
Total third-party borrowings, net of debt issuance costs	$685.5

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

The table below presents the locations of the operating lease assets and liabilities in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively (in millions):

	Balance Sheet Line Item	March 31, 2024	December 31, 2023
Operating lease assets	Operating lease right-of-use assets	$31.1	$32.8
Financing lease assets	Other assets	$0.1	$0.1

Operating lease liabilities:
Current operating lease liabilities	Current operating lease liabilities	$6.6	$6.8
Non-current operating lease liabilities	Operating lease liability, non-current	26.5	28.1
Total operating lease liabilities:		$33.1	$34.9

Financing lease liabilities:
Current financing lease liabilities	Accrued expenses and other current liabilities	$0.1	$0.1
Non-current financing lease liabilities	Deferred income taxes and other long-term liabilities	0.1	0.1
Total financing lease liabilities:		$0.2	$0.2

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2024 and December 31, 2023, respectively, are:

	March 31, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term (in years)	6.5	6.6
Weighted average discount rate	4.32%	4.32%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 (in millions):

Fiscal year ending December 31:
2024	$5.9
2025	6.9
2026	5.9
2027	5.1
2028	3.9
2029 and thereafter	10.2
Total undiscounted future minimum lease payments	37.9
Less: Imputed interest	(4.8)
Total operating lease liabilities	$33.1

For the three months ended March 31, 2024 and three months ended March 31, 2023, operating lease costs (as defined under ASU 2016-02) were $2.7 million. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.1 million and $2.6 million for the three months ended March 31, 2024 and March 31, 2023, respectively, and these amounts are included in operating activities in the unaudited Condensed Consolidated Statements of Cash Flows. Operating lease assets obtained in exchange for new operating lease liabilities were zero and $0.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
10. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of March 31, 2024, unconditional purchase obligations were as follows (in millions):

Fiscal year ending December 31:
2024	$45.6
2025	9.5
2026	1.1
2027	0.6
2028 and thereafter	—
Total	$56.8
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
In April 2023, one of our Russian customers made a claim against the Company, including liquidated damages for certain delays under the terms of an active project, in the amount of $19.3 million, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties), subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars). In June 2023, the same customer made a demand against the Company for the return of all payments received by the Company ($10.2 million) related to a Finland nuclear power plant project cancelled in May 2022. No legal actions have been taken to date by the customer on any of these matters, and management disputes these claims, believes that the Company has substantial defenses and expects to vigorously defend against these claims. However, uncertainty exists as to the resolutions of these matters, including any impact from potential modifications of the underlying active contract and/or settlement of claims for the cancelled Finland project.
As previously disclosed in our 2023 annual report, a lawsuit was filed against the Company in the fourth quarter of 2023 by a vendor alleging copyright infringement and breach of contract involving use of certain software licenses. On March 30, 2024 a settlement agreement was reached with the counterparty with no material impact to our March 31, 2024 financial statements.
11. Income Taxes
The effective income tax rate was (4.7)% for the three months ended March 31, 2024, and 2.5% for the three months ended March 31, 2023. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the impact of valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.

12. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Cash Paid For:
Cash paid for interest	$14.8	$13.9
Cash paid for income taxes	$2.8	$2.8
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accrued expense and other liabilities	$1.9	$0.2
Property, plant, and equipment purchases in accounts payable	$1.3	$1.6
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows (in millions).

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$120.2	$128.8
Restricted cash—current	0.4	0.6
Restricted cash—non-current	1.1	1.1
Total cash, cash equivalents, and restricted cash	$121.7	$130.5
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
2021 Omnibus Incentive Plan
We adopted and obtained stockholder approval at the special meeting of the stockholders on October 19, 2021 of the 2021 Plan. We initially reserved 19,952,329 shares of our Class A common stock for issuance pursuant to awards under the 2021 Plan. The total number of shares of our Class A common stock available for issuance under the 2021 Plan will be increased on the first day of each fiscal year following the date on which the 2021 Plan was adopted in an amount equal to the least of (i) three percent (3%) of the outstanding shares of Class A common stock on the last day of the immediately preceding fiscal year, (ii) 9,976,164 shares of Class A common stock and (iii) such number of shares of Class A common stock as determined by the Committee (as defined and designated under the 2021 Plan) in its discretion. Pursuant to these automatic increase provisions, the number of shares of our Class A common stock reserved for issuance pursuant to awards under the 2021 Plan increased to 38,492,328 shares at January 1, 2024. Any employee, director or consultant of the Company or any of its subsidiaries or affiliates is eligible to receive an award under the 2021 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations. The 2021 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, PSUs, other stock-based awards, or any combination thereof. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.

The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended March 31, 2024, the Company granted 548,939 RSUs and 453,560 PSUs to certain employees. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) years with equal annual installments vesting on the anniversary of the grant date. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards. The PSUs are subject to service, performance, and market vesting conditions and allow a maximum issuance of shares of our Class A common stock of up to 200% of the granted PSUs based on the Company meeting certain established thresholds. The recipient will generally forfeit all of the awards if the recipient is no longer providing services to the Company before the end of the performance measurement period on December 31, 2026. Fifty percent (50%) of the PSU awards shall vest based on performance condition determined by the Company's adjusted EBITDA as measured from January 1, 2026 to December 31, 2026 with interpolated achievement levels of (i) 0% if the adjusted EBITDA is less than $250.0 million, (ii) between 50% and 100% if the adjusted EBITDA is at least $250.0 million and up to $265.0 million and (iii) between 100% and 200% if the adjusted EBITDA is at least $265.0 million and up to $280.0 million. The remaining fifty percent (50%) of the PSU awards shall vest based on performance condition determined by the Company's cumulative Management adjusted free cash flow ("adjusted cash flow") as measured from January 1, 2024 to December 31, 2026 with interpolated achievement levels of (i) 0% if the adjusted cash flow is less than $525.0 million, (ii) between 50% and 100% if the adjusted cash flow is at least $525.0 million and up to $575.0 million and (iii) between 100% and 200% if the adjusted cash flow is at least $575.0 million and up to $625.0 million. The overall payout result per the performance conditions shall be adjusted based on a market condition modifier determined by the Company's relative total shareholder return (TSR) during the performance period of January 1, 2024 to December 31, 2026, measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index with achievement levels of: (i) -10% if the TSR percentile is below the 30th percentile level, (ii) 0% if the TSR percentile is at least at the 30th percentile level and up to the 55th percentile level and (iii) 10% if the TSR percentile is at least at the 56th percentile level and up to the 80th percentile level (or above the 80th percentile level with 10% being the maximum). The total payout is capped at 200% of the granted PSUs.

During the three months ended March 31, 2023, the Company granted 695,351 RSUs and 233,165 PSUs to certain members of the Company's employees. The RSUs are subject to service vesting conditions with one-third of each award vesting on the anniversary of the grant date such that all awards are fully vested after three (3) years. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards. . The PSUs are subject to service and performance/market vesting conditions and allow a maximum issuance of shares of our Class A common stock of up to 200% of the granted PSUs based on the Company meeting certain established thresholds. The recipient will generally forfeit all of the awards if the recipient is no longer providing services to the Company before the end of the performance measurement period on December 31, 2025. Fifty percent (50%) of the PSU awards shall vest based on a market condition determined by the Company’s relative total shareholder return (TSR) during the performance period of January 1, 2023 to December 31, 2025, measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index with interpolated achievement levels of: (i) 0% if the TSR percentile is below the 30th percentile level, (ii) between 50% and 100% if the TSR percentile is at least at the 30th percentile level and up to the 55th percentile level and (iii) between 100% and 200% if the TSR percentile is at least at the 56th percentile level and up to the 80th percentile level (or above the 80th percentile level with 200% being the maximum). The remaining fifty percent (50%) of the PSU awards shall vest based on performance condition determined by the Company’s organic revenue growth percentage as measured from January 1, 2025 to December 31, 2025 as compared with January 1, 2023 to December 31, 2023 with interpolated achievement levels of (i) 0% if the organic growth revenue percentage is less than 3.0%, (ii) between 50% and 100% if the organic revenue growth percentage is at least 3.0% and up to 5.0% and (iii) between 100% and 200% if the organic revenue growth percentage is at least 5.0% and up to 7.0% (or above 7.0% but with 200% being the maximum).
During the three months ended March 31, 2024, $2.6 million of stock-based compensation expense was recorded, of which $0.2 million was related to non-employee directors. During the three months ended March 31, 2023, $1.6 million of stock-based compensation expense was recorded, of which $0.2 million, respectively was related to non-employee directors.
In addition, during the three months ended March 31, 2024, certain members of the Company's Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. As such, the Company recorded related stock-based compensation expense for $0.1 million in the same periods. During the three months ended March 31, 2023, the Company recorded related stock-based compensation expense for $0.1 million, for the director payments in lieu of cash.

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

During the three months ended March 31, 2024, $0.9 million of stock-based compensation expense was recorded and no new Profit Interests were issued. During the three months ended March 31, 2023, $4.0 million of stock-based compensation expense was recorded and no new Profit Interests were issued.
14. Related-Party Transactions
Founder Shares

As of the closing of the Business Combination, the Sponsor owned 18,750,000 shares of Class B common stock the ("Founder Shares") which automatically converted into 18,750,000 shares of Class A common stock at the closing of the Business Combination. The Founder Shares, are subject to certain vesting and forfeiture conditions and transfer restrictions, including performance vesting conditions under which the price per share of Mirion's Class A common stock must meet or exceed certain established thresholds of $12, $14, or $16 per share for 20 out of 30 trading days before the fifth anniversary of the Closing Date of the Business Combination. The Founder Shares will be forfeited to the Company for no consideration if they fail to vest before October 20, 2026.

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

The Private Placement Warrants are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. See Note 16, Fair Value Measurements, for the fair value of the Private Placement Warrants at March 31, 2024.

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

Charterhouse Capital Partners LLP
The Company had entered into agreements with its primary pre-Business Combination investor, Charterhouse Capital Partners LLP ("CCP"), which obligated the Company to pay certain expenses in support of any secondary market offerings of its remaining shares owned after the Business Combination. During the three months ended March 31, 2024 and March 31, 2023, no expenses and $0.6 million of expenses were recorded, respectively. As of July 2023, CCP no longer owns shares in the Company.
15. Segment Information
During the three months ended June 30, 2023, the Company renamed its Industrial segment as "Technologies."
The following table summarizes select operating results for each reportable segment (in millions).

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Revenues
Medical	$66.8	$66.4
Technologies	125.8	115.7
Consolidated revenues	$192.6	$182.1
Segment Income (Loss) from Operations
Medical	$1.4	$0.7
Technologies	12.6	5.5
Total segment income from operations	14.0	6.2
Corporate and other	(18.9)	(19.8)
Consolidated loss from operations	$(4.9)	$(13.6)
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

	Revenues
	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
North America
Medical	$60.4	$60.7
Technologies	58.6	55.2
Total North America	119.0	115.9
Europe
Medical	6.4	5.7
Technologies	61.4	53.1
Total Europe	67.8	58.8
Asia Pacific
Medical	—	—
Technologies	5.8	7.4
Total Asia Pacific	5.8	7.4
Total revenues	$192.6	$182.1
The following details revenues by timing of recognition (in millions):

	Revenues
	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Point in time	$126.9	$118.3
Over time	65.7	63.8
Total revenues	$192.6	$182.1
The following details revenues by product category (in millions):

	Revenues
	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Medical segment:
Medical	$66.8	$66.4
Technologies segment:
Reactor Safety and Control Systems	50.3	42.1
Radiological Search, Measurement, and Analysis Systems	75.5	73.6
Total revenues	$192.6	$182.1
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

Fair Value of Financial Instruments
The Company categorizes assets and liabilities recorded at fair value in the unaudited Condensed Consolidated Balance Sheets based upon the level of judgment associated with inputs used to measure their fair value. It is not practicable due to cost and effort for the Company to estimate the fair value of notes issued to related parties primarily due to the nature of their terms relative to the entity’s capital structure.
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
Level 3 – Inputs are unobservable and require significant management judgment or estimation.
The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$121.7	$—	$—
Discretionary retirement plan	$4.1	$1.0	$—
Accrued interest receivable on cross currency swaps	$—	$0.1	$—
Interest rate swap (Note 17)	$—	$0.9	$—
Liabilities
Discretionary retirement plan	$4.1	$1.0	$—
Public warrants	$42.0	$—	$—
Private placement warrants	$—	$19.0	$—
Cross-currency rate swaps (Note 17)	$—	$17.1	$—
	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$130.5	$—	$—
Discretionary retirement plan	$4.0	$1.0	$—
Accrued interest receivable on cross currency swaps	$—	$0.1	$—
Interest rate swap (Note 17)	$—	$0.1	$—
Liabilities
Discretionary retirement plan	$4.0	$1.0	$—
Public warrants	$38.1	$—	$—
Private placement warrants	$—	$17.3	$—
Cross-currency rate swaps (Note 17)	$—	$23.3	$—
As of March 31, 2024 and December 31, 2023, the fair value of Public Warrants issued in connection with GSAH's IPO have been measured based on the listed market price of such Public Warrants, a Level 1 measurement.
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

For the three months ended March 31, 2024, the Company recognized an unrealized loss resulting from an increase in the fair value of the warrant liabilities of $5.7 million, which is presented in the unaudited Condensed Consolidated Statements of Operations as change in fair value of warrant liabilities.
17. Derivatives and Hedging
The Company's policy requires derivatives to be used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between euro and USD. As such, the Company entered into cross-currency rate swaps to manage currency risks related to our investments in foreign operations. The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments.
All derivative instruments are carried at fair value in the unaudited Condensed Consolidated Balance Sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets:
Accrued Interest Receivable on Cross-Currency Rate Swaps	Prepaid expenses and other currents assets	$0.1	$0.1
Interest Rate Swap	Other non-current assets	0.9	0.1
Total assets		$1.0	$0.2
Liabilities:
Cross-Currency Rate Swaps	Accrued expenses and other current liabilities	$7.7	$10.7
Cross-Currency Rate Swaps	Other non-current liabilities	$9.5	$12.6
Total liabilities		$17.2	$23.3
(1) Refer to Note 16, Fair Value Measurements, for additional information related to the estimated fair value.

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

Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCL”) and are reclassified into the line item in the unaudited Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCL into earnings. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is three years.

The interest rate swap was entered into by the Company during the third quarter of 2023. During the three months ended March 31, 2024, the interest rate swap resulted in gains of $0.8 million recognized in other comprehensive income ("OCI"). Gains of $0.3 million in income through interest expense and reclassified from OCI during the same period. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified as financing activities in the unaudited Condensed Consolidated Statements of Cash Flows. In addition, the Company did not have any ineffectiveness related to the interest rate swap during the three months ended March 31, 2024.

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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	March 31, 2024	December 31, 2023
Cross-currency rate swaps	€238.8	€238.8	$6.2	$(2.9)
Total	€238.8	€238.8	$6.2	$(2.9)
The Company did not reclassify any gains or losses related to net investment hedges from AOCL into earnings during the three months ended March 31, 2024 and March 31, 2023, respectively. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 31, 2024 and 2023. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified as investing activities in the unaudited Condensed Consolidated Statements of Cash Flows.
18. Loss Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Net loss attributable to Mirion Technologies, Inc. shareholders	$(25.8)	$(41.9)
Weighted average common shares outstanding – basic and diluted	199.729	187.701
Net loss per common share attributable to Mirion Technologies, Inc. — basic and diluted	$(0.13)	$(0.22)
Net loss per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the three months ended March 31, 2024 and 2023, respectively; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive. The weighted average number of potentially dilutive common shares related to employee stock-based awards excluded as anti-dilutive for the three months ended March 31, 2024 and 2023 were 2.577 million and 0.687 million, respectively.

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
As of March 31, 2024, the Company does not expect a significant impact of additional charges from restructuring actions in the next 12 months.
The Company’s restructuring expenses are comprised of the following (in millions):

Three Months Ended March 31, 2024
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$—	$—	$—
Other(1)	—	—	—
Total	$—	$—	$—

	Three Months Ended March 31, 2023
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$—	$1.2	$1.2
Other(1)	—	0.2	0.2
Total	$—	$1.4	$1.4
(1) Includes facilities, inventory write-downs, outside services, legal matters, and IT costs.
The following table summarizes restructuring expenses for each reportable segment (in millions):

	Three Months Ended
	March 31,
	2024	2023
Restructuring expenses:
Medical	$—	$0.3
Technologies	—	0.1
Corporate and other	—	1.0
Total	$—	$1.4
No amounts were accrued for restructuring in Accrued expenses and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.
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

At the Closing Date, the Company owned 100% of the voting shares (Class A) of IntermediateCo and approximately 96% of the non-voting Class B shares of IntermediateCo. The Company recognized noncontrolling interests for the 8,560,540 shares, representing approximately 4% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company. After the conversion in the current quarter, the Company recognized noncontrolling interests for the 7,326,423 shares, representing the 3.2% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company.

As of March 31, 2024, noncontrolling interests of $60.7 million were reflected in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

21. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	March 31, 2024	December 31, 2023
Cumulative foreign currency translation adjustment, net of tax	$(67.0)	$(52.4)
Unrealized gain on pension and postretirement benefit plans, net of tax	2.0	2.0
Unrealized loss on net investment hedges, net of tax	(13.1)	(17.9)
Unrealized gain on cash flow hedges, net of tax	0.7	0.1
Less: cumulative loss attributable to noncontrolling interests	(3.2)	(2.9)
Accumulated other comprehensive loss	$(74.2)	$(65.3)
22. Subsequent Events

On April 18, 2024, Mirion announced a redemption of all Public Warrants. Public Warrant holders may continue to exercise their Public Warrants until immediately before 5:00 p.m. New York City time on May 20, 2024 (the "Redemption Date") and receive shares of Class A Common Stock (i) in exchange for a $11.50 cash payment per warrant, or (ii) on a “cashless” basis, in which case the exercising holder will receive 0.220 of a share of Class A Common Stock for each Public Warrant (rounded down to the nearest whole number of shares across all warrants exercised at one time). Public Warrants not exercised by 5:00 p.m. New York City time on the Redemption Date will be redeemed for $0.10 per Public Warrant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of Mirion’s financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes of Mirion Technologies, Inc. that are included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and the notes related thereto for the year ended December 31, 2023 that are included in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Mirion” and “the Company” refer to the business and operations of Mirion Technologies, Inc. and its consolidated subsidiaries. Unless the context otherwise requires or unless otherwise specified, all dollar amounts in this section are in millions.
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
•Our revenues were $192.6 million for the three months ended March 31, 2024 and $182.1 million for the three months ended March 31, 2023, of which 34.7% and 36.5% were generated in the Medical segment for the three months ended March 31, 2024 and 2023, respectively, and 65.3% and 63.5% were generated in the Technologies segment for the three months ended March 31, 2024 and 2023, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders, including funded and unfunded government contracts) was $840.5 million and $857.1 million as of March 31, 2024, and December 31, 2023, respectively.
Key Factors Affecting Our Performance

We believe that our business and results of operations and financial condition may be impacted in the future by various trends and conditions, including the following:
•International Conflict such as the Russia-Ukraine conflict and conflict in the Middle East—International conflict such as the Russia-Ukraine conflict has impacted and may continue to impact us, and conflict in the Middle East may impact us in the future, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyberattacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects.
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
•Strategic transactions—A large driver of our historical growth has been the acquisition and integration of related businesses. Our ability to integrate, restructure, and leverage synergies of these businesses will impact our operating results over time. From time to time we also divest businesses, which could also impact our operating results.
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

In particular, we use the non-GAAP financial measures “EBITA,” “EBITDA,” and “Adjusted EBITDA." "Adjusted EBITDA" is used in the calculation of the First Lien Net Leverage Ratio in the 2021 Credit Agreement described in Note 8, Borrowings, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Tax impacts for the non-GAAP financial measures are calculated based on the appropriate tax rate for each individual item presented.
The following tables present a reconciliation of certain non-GAAP financial measures for the three months ended March 31, 2024 and for the three months ended March 31, 2023.

(In millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net loss	$(26.5)	$(42.9)
Interest expense, net	13.8	14.9
Income tax loss (benefit)	1.2	(1.1)
Amortization	31.5	33.6
EBITA	$20.0	$4.5
Depreciation - Mirion Business Combination step up	1.6	1.6
Depreciation - all other	5.7	6.2
EBITDA	$27.3	$12.3
Stock-based compensation expense	3.6	5.6
Increase in fair value of warrant liabilities	5.7	13.4
Debt extinguishment	—	2.6
Foreign currency loss (gain), net	0.8	(0.3)
Non-operating expenses(1)(2)	2.1	3.0
Adjusted EBITDA	$39.5	$36.6
(1)Pre-tax non-operating expenses of $2.1 million for the three months ended March 31, 2024 include $1.0 million of costs to achieve integration and operational synergies; $0.6 million of mergers and acquisition expenses; and $0.5 million of costs to achieve information technology system integration and efficiency.
(2)Pre-tax non-operating expenses of $3.0 million for the three months ended March 31, 2023 include $1.4 million of restructuring costs; $0.6 million of fees incurred in connection with a secondary offering made by affiliates of Charterhouse Capital Partners, our former majority stockholder; $0.5 million of costs to achieve information technology system integration and efficiency; $0.2 million in costs to achieve integration and operational synergies; $0.2 million related to the Business Combination and incremental one-time costs associated with becoming a public company; and $0.1 million of mergers and acquisition expenses.

The following tables present a reconciliation of GAAP income from operations to non-GAAP Adjusted EBITDA by segment for the three months ended March 31, 2024 and the three months ended March 31, 2023:

	Three Months Ended March 31, 2024
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$1.4	$12.6	$(18.9)	$(4.9)
Amortization	13.7	17.8	—	31.5
Depreciation - core	3.6	2.1	—	5.7
Depreciation - Mirion Business Combination step up	1.2	0.3	0.1	1.6
Stock-based compensation	0.2	0.4	3.0	3.6
Non-operating expenses	0.4	—	1.7	2.1
Other expense / (income)	—	(0.1)	—	(0.1)
Adjusted EBITDA	$20.5	$33.1	$(14.1)	$39.5

	Three Months Ended March 31, 2023
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$0.7	$5.5	$(19.8)	$(13.6)
Amortization	13.9	19.7	—	33.6
Depreciation - core	3.9	2.2	0.1	6.2
Depreciation - Mirion Business Combination step up	1.2	0.3	0.1	1.6
Stock-based compensation	0.1	0.2	5.3	5.6
Non-operating expenses	0.6	0.6	1.9	3.1
Other expense / (income)	—	—	0.1	0.1
Adjusted EBITDA	$20.4	$28.5	$(12.3)	$36.6
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
Recent Developments
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia's invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Technologies segment. As of March 31, 2024, the Company has approximately $0.7 million in net contract assets and accounts receivable, net of related reserves of approximately $0.8 million for Russian customers and channel partners. The Company maintains $13.9 million in advance payment guarantees and $14.1 million in performance guarantees in support of these projects. As of March 31, 2024, we continue to experience delays in recognizing project revenue due to the trade and financial sanctions made to date. The remaining performance obligations in our backlog for Russian-related projects was approximately $153.7 million at March 31, 2024.

In April 2023, one of our Russian customers made a claim against the Company, including liquidated damages for certain delays under the terms of an active project, in the amount of $19.3 million, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties), subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars). In June 2023, the same customer made a demand against the Company for the return of all payments received by the Company ($10.2 million) related to a Finland nuclear power plant project cancelled in May. No legal actions have been taken to date by the customer on these matters, and management disputes these claims, believes that the Company has substantial defenses and expects to vigorously defend against these claims. However, uncertainty exists as to the resolutions of these matters, including any impact from potential modifications of the underlying active contract and/or settlement of claims for the cancelled Finland project.

The Company will continue to monitor the social, political, regulatory and economic environment in Ukraine and Russia, and will consider actions as appropriate.
Interest Rates
In connection with the Business Combination, certain of our subsidiaries of the Company entered into the 2021 Credit Agreement to refinance and replace the credit agreement from March 2019. The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $90.0 million senior secured revolving facility (collectively, the “Credit Facilities”). The term loan has a seven-year term (expiring October 2028), bears interest at the greater of the Secured Overnight Financing Rate ("SOFR") or 0.50%, plus 2.75% and has quarterly principal repayments of 0.25% of the original principal balance. Interest rates have been increasing during the year ended December 31, 2023 and three months ended March 31, 2024 as central banks, specifically the Federal Reserve, have been steadily raising their interest rates to reduce inflation. As a result, the interest rate for the term loan was 8.36% (including spread based upon rate term) and 7.48% as of March 31, 2024 and March 31, 2023, respectively. If the Federal Reserve and other central banks continue to raise the interest rates, the interest rate for the term loan will continue to increase. We will continue to monitor the interest rate, and will consider actions as appropriate.
Biodex Rehab Sale
On April 3, 2023, the Company closed the sale of the Biodex Rehabilitation ("Rehab") business to Salona Global Medical Device Corporation ("Salona"). As a result, Rehab operating results are included in Mirion's operating results for the three months ended March 31, 2023 but excluded from the three months ended March 31, 2024.
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
Public Warrants Redemption
As of March 31, 2024, we had a liability of $42.0 million related to 18,749,779 outstanding Public Warrants. On April 18, 2024, Mirion announced a redemption of all Public Warrants. Public Warrant holders may continue to exercise their Public Warrants until immediately before 5:00 p.m. New York City time on May 20, 2024 and receive shares of Class A Common Stock (i) in exchange for a $11.50 cash payment per warrant, or (ii) on a “cashless” basis, in which case the exercising holder will receive 0.220 of a share of Class A Common Stock for each Public Warrant (rounded down to the nearest whole number of shares across all warrants exercised at one time). Public Warrants not exercised by 5:00 p.m. New York City time on May 20, 2024, will be redeemed for $0.10 per Public Warrant.
Basis of Presentation
Financial information presented was derived from our historical consolidated financial statements and accounting records, and they reflect the historical financial position, results of operations and cash flows of the business in conformity with U.S. GAAP for financial statements and pursuant to the accounting and disclosure rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned or controlled subsidiaries. For consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to noncontrolling interests is reported as “Income (Loss) attributable to noncontrolling interests” in the unaudited Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations
For the Three Months Ended March 31, 2024 and the Three Months Ended March 31, 2023

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues	$192.6	$182.1
Cost of revenues	105.5	103.0
Gross profit	87.1	79.1
Selling, general and administrative expenses	84.1	85.1
Research and development	7.9	7.6
Loss from operations	(4.9)	(13.6)
Interest expense, net	13.8	14.9
Loss on debt extinguishment	—	2.6
Foreign currency loss (gain), net	0.8	(0.3)
Increase in fair value of warrant liabilities	5.7	13.4
Other expense (income), net	0.1	(0.2)
Loss before benefit from income taxes	(25.3)	(44.0)
Loss (benefit) from income taxes	1.2	(1.1)
Net loss	(26.5)	(42.9)
Loss attributable to noncontrolling interests	(0.7)	(1.0)
Net loss attributable to stockholders	$(25.8)	$(41.9)
Overview
Revenues were $192.6 million for the three months ended March 31, 2024 and $182.1 million for the three months ended March 31, 2023. Our Medical segment contributed $66.8 million and $66.4 million of revenues for the three months ended March 31, 2024 and 2023, respectively. Our Technologies segment contributed $125.8 million and $115.7 million of revenues for the three months ended March 31, 2024 and 2023, respectively. Gross profit was $87.1 million and $79.1 million for the three months ended March 31, 2024 and 2023, respectively, resulting in an $8.0 million increase from the three months ended March 31, 2023.
Net loss was $26.5 million and $42.9 million for the three months ended March 31, 2024 and 2023, respectively. Our Medical segment contributed $1.4 million of income from operations and $0.7 million of income from operations for the three months ended March 31, 2024 and 2023, respectively. Our Technologies segment contributed $12.6 million of income from operations and $5.5 million of income from operations for the three months ended March 31, 2024 and 2023, respectively. The overall decrease in net loss is primarily driven by increased revenues in the Technologies segment, a decrease in net interest expense in the current year, decreased amortization expense in the current year due to fully amortized intangibles, lower selling, general and administrative costs associated with stock-based compensation expense, and a $7.7 million change in the loss from fair value of warrant liabilities. Offsetting these items was higher provision for/lower benefit from income taxes in the current year.
Revenues
Revenues were $192.6 million for the three months ended March 31, 2024 and $182.1 million for the three months ended March 31, 2023. Revenues increased $10.5 million from the three months ended March 31, 2023.
Medical segment revenues remained consistent for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 primarily due to price increases, organic volume growth, the current year impact of the ec2 acquisition, and a favorable foreign currency impact. Offsetting the increases in Medical segment revenues period over period was a negative impact from delayed operations in the NucMed division in February caused by the focus on a new ERP system implementation, and reduced revenues from disposal of Rehab in the prior year.

Technologies segment revenues increased for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 primarily due to price increases, organic volume growth, a better product mix in the contracts, and a favorable foreign currency impact for the euro period over period, partially offset by execution delays in certain projects.
Cost of revenues
Cost of revenues was $105.5 million for the three months ended March 31, 2024 and $103.0 million for the three months ended March 31, 2023. Cost of revenues increased $2.5 million for the three months ended March 31, 2024 as compared with the three months ended March 31, 2023.
Cost of revenues related to the Medical segment decreased $0.1 million period over period due to a reduction of cost of revenues from the disposal of Rehab, the impact of delayed operations in the NucMed division in February caused by the focus on the new ERP system implementation, and a negative product mix. The decrease was partly offset by an increase in cost of revenues due to higher operations from organic growth over the same period, increased costs from the ec2 acquisition, and inflation.
Cost of revenues related to the Technologies segment increased $2.6 million period over period. The increase was primarily driven by increased revenues over the same period and inflation, partially offset by a positive product mix from higher margin projects and products in the current year, primarily from our operations in France and other parts of Europe, reduced costs of revenues due to the negative impact from operational execution delays in the NucMed division, and cost saving initiatives.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $84.1 million for the three months ended March 31, 2024 and $85.1 million for the three months ended March 31, 2023, resulting in a decrease of $1.0 million period over period.
Our Medical segment incurred higher SG&A expenses of $0.6 million for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The increase was primarily due to inflation and higher SG&A associated with the ec2 acquisition. Partially offsetting the increase were the disposal of Rehab and the impact of prior year restructuring.
Our Technologies segment incurred higher SG&A expenses of $0.5 million for the three months ended March 31, 2024. The increase was primarily driven by higher SG&A expenses associated with increased compensation, supplies and facility costs, partially offset by decreased amortization expense resulting from fully amortized intangible assets.

Corporate SG&A expenses were $17.1 million for the three months ended March 31, 2024 and $19.2 million for the three months ended March 31, 2023. The decrease in SG&A expenses of $2.1 million was driven by a net decrease in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 13, Stock-Based Compensation, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), partially offset by an increase in compensation costs.

Research and development
Research and development (“R&D”) expenses were $7.9 million for the three months ended March 31, 2024 and $7.6 million for the three months ended March 31, 2023, resulting in an increase of $0.3 million period over period. The increase in R&D expense was primarily due to increased compensation costs for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Loss from operations
Loss from operations was $4.9 million for the three months ended March 31, 2024 compared with $13.6 million for the three months ended March 31, 2023. On a segment basis, income from operations in the Medical segment for the three months ended March 31, 2024 and 2023 was $1.4 million and $0.7 million, respectively, representing an increase of $0.7 million period over period. Income from operations in the Technologies segment for the three months ended March 31, 2024 and three months ended March 31, 2023 was $12.6 million and $5.5 million, respectively, representing an increase of $7.1 million period over period. Corporate expenses were $18.9 million and $19.8 million for the three months ended March 31, 2024 and 2023, respectively, representing an increase in income from operations of $0.9 million as discussed in "Selling, general and administrative expenses" above. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $13.8 million for the three months ended March 31, 2024 and $14.9 million for the three months ended March 31, 2023. The decrease in interest expense was due to the $125.0 million early debt repayment using proceeds from the $150.0 million T. Rowe Price direct investment and interest from derivatives in the current year, partially offset by higher interest rates associated with the 2021 Credit Agreement during the three months ended March 31, 2024 compared to the interest rates during the three months ended March 31, 2023. For more information, see Note 8, Borrowings, and Note 17, Derivatives and Hedging, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency loss (gain), net
We recorded a $0.8 million loss for the three months ended March 31, 2024 and a $0.3 million gain for the three months ended March 31, 2023 from foreign currency exchange. The change in net foreign currency loss (gain) is due to appreciation in European local currencies in relation to the U.S. dollar.
Change in fair value of warrant liabilities
We recognized an unrealized loss of $5.7 million and $13.4 million for the three months ended March 31, 2024 and 2023, respectively, a $7.7 million reduction in loss during the period. This change is due to a smaller increase in the fair value mark-to-market of the Public Warrant and Private Placement Warrant liabilities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. See Note 16, Fair Value Measurements, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
The effective income tax rate was (4.7)% and 2.5% for the three months ended March 31, 2024 and 2023, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the impact of valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the three months ended March 31, 2024 and 2023. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 15, Segment Information, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Medical

	Unaudited
(In millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues	$66.8	$66.4
Income from operations	$1.4	$0.7
Income from operations as a % of revenues	2.1%	1.1%

Medical segment revenues were $66.8 million for the three months ended March 31, 2024 and $66.4 million for the three months ended March 31, 2023, representing a $0.4 million increase period over period. Revenues increased $4.7 million due to price increases and organic growth, $3.4 million due to the acquisition of the ec2 business, and $0.4 million due to impacts from contract execution timing. Offsetting the increase in the Medical segment revenues period over period were reduced revenues from the disposal of Rehab by $3.8 million and a negative impact from delayed operations due to the focus on a new ERP system implementation at NucMed of approximately $4.3 million.
Income from operations was $1.4 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively, representing an increase in income from operations of $0.7 million. The increase in income from operations period over period was largely due to a net income increase of $3.6 million from price increases and organic growth and a net impact from the ec2 business of $0.7 million. Offsetting the increase in income were the net decrease from the ERP system implementation impact by $2.5 million and the remainder primarily due to inflation.
Technologies

	Unaudited
(In millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues	$125.8	$115.7
Income from operations	$12.6	$5.5
Income from operations as a % of revenues	10.0%	4.8%
Technologies segment revenues were $125.8 million for three months ended March 31, 2024 and $115.7 million for the three months ended March 31, 2023, representing an increase of $10.1 million period over period. The increase is primarily driven by increased revenue of $10.1 million due to price increases and organic growth, $0.8 million from better product mix, and $0.3 million favorable foreign currency impact, partially offset by a $1.1 million decrease due to delays in certain projects.
Income from operations was $12.6 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively. Income from operations increased $7.1 million period over period driven primarily by the changes in revenues described above, $2.0 million in lower amortization expenses due to fully amortized intangible assets, and $0.9 million from cost saving initiatives. Partially offsetting the increases in income from operations were increased cost of revenues of $4.6 million due to higher volume, with the remainder primarily due to negative impacts of inflation.
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

Corporate and other costs were $18.9 million for the three months ended March 31, 2024 and $19.8 million for the three months ended March 31, 2023, which represents a decrease of $0.9 million period over period. The decrease versus the comparable period was predominantly driven by a net decrease in stock-based compensation expense of $2.1 million (see Note 13, Stock-Based Compensation, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), partially offset by a $1.7 million increase in compensation costs. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 15, Segment Information, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
At March 31, 2024 and December 31, 2023 we had $120.2 million and $128.8 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $95.4 million and $105.4 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $90.0 million of revolving borrowings.
There is a discussion in Note 8, Borrowings, of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q of the long-term debt arrangements issued by Mirion. For more information on our lease commitments, See Note 9, Leased Assets, of the unaudited condensed consolidated financial statements and for other commitments and contingencies, see Note 10, Commitments and Contingencies, of the unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.
Debt Profile
2021 Credit Agreement
On the Closing Date, certain subsidiaries of the Company entered into a credit agreement (as it may be amended, restated, supplemented, or otherwise modified from time to time, the “2021 Credit Agreement”) with the lending institutions party thereto. The 2021 Credit Agreement refinanced and replaced an earlier credit facility (the "2019 Credit Facility").
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
On June 23, 2023, the 2021 Credit Agreement was amended to replace the interest rate based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to U.S. Dollar borrowings under the Existing Credit Agreement with an interest rate based on SOFR and related SOFR-based mechanics. The interest rate under the 2021 Credit Agreement was 8.36% and 8.40% as of March 31, 2024 and December 31, 2023, respectively.

The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised.
Cash flows
For the Three Months Ended March 31, 2024 and for the Three Months Ended March 31, 2023

	Unaudited
(In millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net cash provided by (used in) operating activities	$6.0	$(2.7)
Net cash used in investing activities	$(12.9)	$(7.5)
Net cash provided by financing activities	$0.2	$24.6
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2024 as compared to net cash used of $2.7 million for the three months ended March 31, 2023, representing an increase of $8.7 million. The increase is primarily due to increases from changes in operating assets and liabilities of $6.8 million as the Company continues to focus on reducing net working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities was $12.9 million for the three months ended March 31, 2024 versus $7.5 million for the three months ended March 31, 2023. The increase in net cash used was driven primarily by a $5.3 million increase in purchases of property, plant, equipment and badges.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.2 million during the three months ended March 31, 2024 versus $24.6 million during the three months ended March 31, 2023. The decrease of $24.4 million period over period primarily relates to the $150.0 million of gross proceeds received from the T. Rowe direct investment in the prior year partially offset by debt repayments of approximately $125.0 million in the prior year.
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
During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter for the three months ended March 31, 2024 than from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the ordinary course of business. For information regarding legal proceedings and other claims in which we are involved, see Note 10, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The disposition of any such currently pending or threatened matters is not expected to have a material effect on our business, results of operations or financial condition. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our business, results of operations and financial condition could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our consolidated financial statements.
ITEM 1A. RISK FACTORS
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of the 2023 Annual report. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K, except as set forth below:

Name and Title	Action	Applicable	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Thomas D. Logan Chief Executive Officer	Adopt	February 27, 2024	May 25, 2024 - April 30, 2025	Y	90,000(2)
Brian Schopfer Chief Financial Officer	Adopt	February 26, 2024	June 11, 2024 - June 11, 2025	Y	182,195(3)
Emmanuelle Lee Chief Legal Officer, Chief Compliance Officer and Corporate Secretary	Adopt	March 7, 2024	June 6, 2024 - February 28, 2025	Y	50,000(4)

(1) Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

(2) Reflects shares of Class B common stock of the Company held of record by Aere Perennius, LLC., a limited liability company established for the benefit of Mr. Logan's adult children, to be sold in twelve (12) monthly installments of 7,500 shares each for the duration of the trading arrangement, subject to a limit price. The shares of Class B common stock will be exchanged for shares of Class A common stock of the Company if sales are triggered under the trading arrangement.

(3) Reflects shares of Class B common stock of the Company held of record by Mr. Schopfer to be sold in two (2) installments of up to 95,238 and 86,957 shares each for the duration of the trading arrangement, subject to two different limit prices. The shares of Class B common stock will be exchanged for shares of Class A common stock of the Company if sales are triggered under the trading arrangement. Mr. Schopfer intends to terminate this Rule 10b5-1 trading plan when the Company trading window opens during the second quarter of 2024.

(4) Reflects shares of Class B common stock of the Company held of record by the Lee Revocable Living Trust for the benefit of Ms. Lee, her spouse and beneficiaries to be sold in ten (10) monthly installments of 5,000 shares each for the duration of the trading arrangement, subject to a limit price. The shares of Class B common stock will be exchanged for shares of Class A common stock of the Company if sales are triggered under the trading arrangement.

ITEM 6. EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2023).
10.1*	Employment Agreement between Emmanuelle Lee and Mirion Technologies, Inc. entered into September 15, 2018.
10.2*	Amendment No. 1 to the Employment Agreement between Emmanuelle Lee and Mirion Technologies, Inc. entered into December 27, 2021.
10.3*	Amendment No. 2 to the Employment Agreement between Emmanuelle Lee and Mirion Technologies, Inc. entered into August 7, 2023.
10.4*	Participation Agreement between Alison Ulrich and Mirion Technologies, Inc. entered into August 7, 2023.
10.5*	Form of Restricted Stock Unit for Employee (Retention) Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc.
10.6*	Form of Performance Stock Unit for (Retention) Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc.
10.7*	Form of Restricted Stock Unit for Director Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc.
10.8*	Holdings Assumption Agreement, dated as of December 30, 2023 by Mirion Technologies (HoldingSub2), Mirion Intermediate Co, Inc., and Citibank N.A., as administrative agent and collateral agent.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mirion Technologies, Inc.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	May 1, 2024

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	May 1, 2024

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	May 1, 2024