Form 10-Q
period 2024-06-30
Mirion Technologies, Inc.
filed 2024-08-02
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 26, 2024, there were 225,411,548 shares of Class A common stock, $0.0001 par value per share, and 6,815,790 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, macroeconomic trends, macro trends in nuclear power and cancer care, and our competitive positioning are forward-looking statements. This includes, without limitation, statements under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, capitalization and capital structure, indebtedness, business strategy, and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies, goodwill impairment, backlog, our supply chain challenges, matters affecting Russia, relations between the United States and China, conflict in the Middle East, foreign exchange, interest rate and inflation trends, any merger, acquisition,divestiture or investment activity, including integration of previously completed mergers and acquisitions, or other strategic transactions and investments, legal claims, litigation, arbitration or similar proceedings, including with respect to customer disputes, and the future or expected impact on us of any epidemic, pandemic or other crises. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$122.2	$128.8
Restricted cash	0.5	0.6
Accounts receivable, net of allowance for doubtful accounts	143.1	172.3
Costs in excess of billings on uncompleted contracts	63.6	48.7
Inventories	148.3	144.1
Prepaid expenses and other current assets	37.7	44.1
Total current assets	515.4	538.6
Property, plant, and equipment, net	141.1	134.5
Operating lease right-of-use assets	31.6	32.8
Goodwill	1,436.4	1,447.6
Intangible assets, net	471.9	538.8
Restricted cash	1.1	1.1
Other assets	29.8	25.1
Total assets	$2,627.3	$2,718.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52.2	$58.7
Deferred contract revenue	94.2	103.4
Third-party debt, current	0.1	1.2
Operating lease liability, current	6.6	6.8
Accrued expenses and other current liabilities	83.1	95.6
Total current liabilities	236.2	265.7
Third-party debt, non-current	684.0	684.7
Warrant liabilities	—	55.3
Operating lease liability, non-current	28.3	28.1
Deferred income taxes, non-current	70.2	84.0
Other liabilities	44.5	50.7
Total liabilities	1,063.2	1,168.5
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 225,359,792 shares issued and outstanding at June 30, 2024; 218,177,832 shares issued and outstanding at December 31, 2023	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 6,858,290 shares issued and outstanding at June 30, 2024; 7,787,333 shares issued and outstanding at December 31, 2023	—	—
Treasury stock, at cost; 232,842 shares at June 30, 2024 and 149,076 shares December 31, 2023	(2.2)	(1.3)
Additional paid-in capital	2,132.4	2,056.5
Accumulated deficit	(542.9)	(505.4)
Accumulated other comprehensive loss	(79.5)	(65.3)
Mirion Technologies, Inc. stockholders’ equity	1,507.8	1,484.5
Noncontrolling interests	56.3	65.5
Total stockholders’ equity	1,564.1	1,550.0
Total liabilities and stockholders’ equity	$2,627.3	$2,718.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenues:
Product	$154.1	$146.6	$294.1	$279.0
Service	53.0	50.6	105.6	100.3
Total revenues	207.1	197.2	399.7	379.3
Cost of revenues:
Product	82.2	81.8	161.2	158.6
Service	27.5	27.4	54.0	53.6
Total cost of revenues	109.7	109.2	215.2	212.2
Gross profit	97.4	88.0	184.5	167.1
Operating expenses:
Selling, general and administrative	87.5	84.0	171.6	169.1
Research and development	8.8	8.4	16.7	16.0
(Gain) loss on disposal of business	(1.2)	6.2	(1.2)	6.2
Total operating expenses	95.1	98.6	187.1	191.3
Income (loss) from operations	2.3	(10.6)	(2.6)	(24.2)
Other expense (income):
Interest expense	15.1	14.6	30.6	30.6
Interest income	(2.0)	(1.0)	(3.7)	(2.1)
Loss on debt extinguishment	—	—	—	2.6
Foreign currency loss (gain), net	0.3	(0.2)	1.1	(0.5)
(Decrease) increase in fair value of warrant liabilities	(0.4)	5.7	5.3	19.1
Other expense (income), net	0.6	(0.1)	0.7	(0.3)
Loss before income taxes	(11.3)	(29.6)	(36.6)	(73.6)
Loss (benefit) from income taxes	0.7	(1.2)	1.9	(2.3)
Net loss	(12.0)	(28.4)	(38.5)	(71.3)
Loss attributable to noncontrolling interests	(0.3)	(0.7)	(1.0)	(1.7)
Net loss attributable to Mirion Technologies, Inc.	$(11.7)	$(27.7)	$(37.5)	$(69.6)

Net loss per common share attributable to Mirion Technologies, Inc. — basic and diluted	$(0.06)	$(0.14)	$(0.19)	$(0.36)
Weighted average common shares outstanding — basic and diluted	202.197	199.181	200.963	193.439
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In millions)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net loss	$(12.0)	$(28.4)	$(38.5)	$(71.3)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	(7.1)	0.6	(21.8)	11.2
Unrealized gain (loss) on net investment hedges, net of tax	1.5	(2.1)	6.4	(4.3)
Unrealized gain (loss) on cash flow hedge, net of tax	0.1	0.9	0.7	0.9
Other comprehensive (loss) income, net of tax	(5.5)	(0.6)	(14.7)	7.8
Comprehensive loss	(17.5)	(29.0)	(53.2)	(63.5)
Less: Comprehensive loss attributable to noncontrolling interest	(0.5)	(0.8)	(1.5)	(1.4)
Comprehensive loss attributable to Mirion Technologies, Inc.	$(17.0)	$(28.2)	$(51.7)	$(62.1)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022	200,298,834	$—	8,040,540	$—	—	$—	$1,882.4	$(408.5)	$(75.7)	$69.0	$1,467.2
Warrant redemptions	100	—	—	—	—	—	—	—	—	—	—
Stock issued for vested restricted stock units	40,764	—	—	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	12,090	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	193,207	—	(193,207)	—	—	—	1.6	—	—	(1.6)	—
Issuance of shares of class A common stock, net of offering costs	17,142,857	—	—	—	—	—	149.8	—	—	—	149.8
Stock-based compensation expense	—	—	—	—	—	—	5.5	—	—	—	5.5
Net loss	—	—	—	—	—	—	—	(41.9)	—	(1.0)	(42.9)
Other comprehensive income	—	—	—	—	—	—	—	—	8.0	0.3	8.3
Balance March 31, 2023	217,687,852	$—	7,847,333	$—	—	$—	$2,039.4	$(450.4)	$(67.7)	$66.7	$1,588.0
Stock issued for vested restricted stock units	323,350	—	—	—	—		—	—	—	—	—
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(87,647)	—	—	—	87,647	(0.7)	—	—	—	—	(0.7)
Stock compensation to directors in lieu of cash compensation	9,782	—	—	—	—	—	0.1	—	—	—	0.1
Stock-based compensation expense	—	—	—	—	—	—	6.1	—	—	—	6.1
Net loss	—	—	—	—	—	—	—	(27.7)	—	(0.7)	(28.4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Balance June 30, 2023	217,933,337	$—	7,847,333	$—	87,647	$(0.7)	$2,045.6	$(478.1)	$(68.3)	$66.0	$1,564.5

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2023	218,177,832	$—	7,787,333	$—	149,076	$(1.3)	$2,056.5	$(505.4)	$(65.3)	$65.5	$1,550.0
Stock issued for vested restricted stock units	88,171	—	—	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	8,420	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	460,910	—	(460,910)	—	—	—	3.8	—	—	(3.8)	—
Stock-based compensation expense	—	—	—	—	—	—	3.5	—	—	—	3.5
Net loss	—	—	—	—	—	—	—	(25.8)	—	(0.7)	(26.5)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8.9)	(0.3)	(9.2)
Balance March 31, 2024	218,735,333	$—	7,326,423	$—	149,076	$(1.3)	$2,063.9	$(531.2)	$(74.2)	$60.7	$1,517.9
Public warrants exercises	3,978,418	—	—	—	—	—	42.3	—	—	—	42.3
Private warrants exchange	1,768,000	—	—	—	—	—	18.3	—	—	—	18.3
Stock issued for vested restricted stock units	485,972	—	—	—	—	—	—	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(83,766)	—	—	—	83,766	(0.9)	—	—	—	—	(0.9)
Stock compensation to directors in lieu of cash compensation	7,702	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	468,133	—	(468,133)	—	—	—	3.9	—	—	(3.9)	—
Stock-based compensation expense	—	—	—	—	—	—	3.9	—	—	—	3.9
Net loss	—	—	—	—	—	—	—	(11.7)	—	(0.3)	(12.0)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5.3)	(0.2)	(5.5)
Balance June 30, 2024	225,359,792	$—	6,858,290	$—	232,842	$(2.2)	$2,132.4	$(542.9)	$(79.5)	$56.3	$1,564.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
OPERATING ACTIVITIES:
Net loss	$(38.5)	$(71.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	77.2	82.2
Stock-based compensation expense	7.6	11.5
Loss on debt extinguishment	—	2.6
Amortization of debt issuance costs	1.6	1.6
Provision for doubtful accounts	1.2	1.4
Inventory obsolescence write down	1.9	1.4
Change in deferred income taxes	(14.4)	(18.4)
Loss on disposal of property, plant and equipment	0.6	0.2
Loss (gain) on foreign currency transactions	1.1	(0.5)
Increase in fair values of warrant liabilities	5.3	19.1
(Gain) loss on disposal of business	(1.2)	6.2
Other	1.4	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	26.4	29.3
Costs in excess of billings on uncompleted contracts	(20.2)	(21.0)
Inventories	(8.5)	(18.1)
Prepaid expenses and other current assets	3.7	(0.1)
Accounts payable	(7.4)	(6.2)
Accrued expenses and other current liabilities	(5.8)	(5.4)
Deferred contract revenue and liabilities	(9.5)	(7.8)
Other assets	(0.5)	—
Other liabilities	(0.8)	(1.7)
Net cash provided by operating activities	21.2	4.4
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash and cash equivalents acquired	(1.0)	—
Proceeds from business disposal	1.2	1.0
Purchases of property, plant, and equipment and badges	(23.9)	(15.8)
Proceeds from net investment hedge derivative contracts	1.9	1.9
Net cash used in investing activities	(21.8)	(12.9)
FINANCING ACTIVITIES:
Issuances of common stock	—	150.0
Common stock issuance costs	—	(0.2)
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(1.0)	(0.4)
Deferred financing costs	(1.3)	—
Principal repayments	—	(127.3)
Proceeds from cash flow hedge derivative contracts	0.6	—
Other financing	(1.1)	(0.3)
Net cash (used in) provided by financing activities	(2.8)	21.8
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3.3)	0.8
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6.7)	14.1
Cash, cash equivalents, and restricted cash at beginning of period	130.5	75.0
Cash, cash equivalents, and restricted cash at end of period	$123.8	$89.1
`

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
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended June 30, 2024, as compared to the significant accounting policies described in Note 1 to the audited consolidated financial statements on Form 10-K for the period ended December 31, 2023.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $6.7 million and $7.8 million as of June 30, 2024 and December 31, 2023, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.
The components of prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2024	December 31, 2023
Prepaid insurance	$1.2	$1.0
Prepaid vendor deposits	6.5	7.6
Prepaid software licenses	5.3	3.5
Short-term marketable securities	5.6	5.3
Income tax receivable and prepaid income taxes	1.3	8.0
Other tax receivables	0.5	1.4
Other current assets	17.4	17.3
	$37.7	$44.1
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $2.3 million for both periods ended June 30, 2024 and December 31, 2023, and were included in other accrued expenses and other long-term liabilities on the unaudited Condensed Consolidated Balance Sheet. Accretion expense related to these liabilities was not material for any periods presented.

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
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of June 30, 2024 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $824.7 million and $857.1 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the Company expects to recognize approximately 35%, 29%, 16%, and 9% of the remaining performance obligations as revenue during 2024, 2025, 2026 and 2027, respectively, and the remainder thereafter.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 15, Segment Information.
Warrant Liability

As of December 31, 2023, the Company had outstanding warrants to purchase up to 27,249,779 shares of Class A common stock. The Company accounts for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s unaudited Condensed Consolidated Statements of Operations. The fair value of the warrants (the "Public Warrants") issued in connection with GSAH's initial public offering has been measured based on the listed market price of such Public Warrants. As the transfer of certain warrants issued in a private placement (the "Private Placement Warrants" and, together with the Public Warrants, the "Warrants") to GS Sponsor II LLC, the sponsor of GSAH (the "Sponsor"), to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

On April 18, 2024, the Company called the Public Warrants for redemption per the Company's rights under the warrant agreement. After April 18, 2024 and prior to 5:00 pm New York City time on Monday, May 20, 2024 (the "Redemption Date"), Public Warrant holders were entitled to exercise (i) in cash, at an exercise price of $11.50 per share of Class A common stock, or (ii) on a cashless basis in which the exercising holder was entitled to receive 0.22 shares of Class A common stock per Warrant. The number of shares provided to the warrant holder was determined in accordance with the terms of the warrant agreement, whereby the number of shares received in a cashless exercise was based upon the Redemption Date and the average last reported sale price of Class A common stock for the ten trading days ending on the third trading day prior to the notice of Redemption Date. The Public Warrants were valued using the listed trading price as of close on the trading day prior to the relevant settlement date of exercise. Any Warrants not exercised by the Redemption Date were automatically redeemed by the Company at a price of $0.10 per Warrant. In connection with the Redemption, approximately 18,076,416 Public Warrants were exercised, representing approximately 96% of the outstanding Public Warrants, and 3,978,418 shares of Class A common stock were issued upon exercise of such Warrants. Total cash proceeds generated from exercises of the Public Warrants were immaterial, and the Company made an immaterial redemption payment to the holders of the 673,363 redeemed Public Warrants. Following the Redemption Date, the Public Warrants stopped trading on NYSE and were delisted. No Public Warrants were outstanding as of June 30, 2024.
On June 4, 2024, the Company exchanged 1,768,000 shares of the Company's Class A common stock for 8,500,000 Private Placement Warrants via a warrant exchange agreement. The number of shares of Class A common stock to be exchanged on a cashless basis was determined using the same methodology applied to the Public Warrants. The Company valued the Private Placement Warrants on the settlement date of exercise, using the fair market value of the Company's Class A common stock as of close on a trading day prior to the settlement date multiplied by the number of shares of Class A common stock to be issued per Warrant, which was determined in accordance with the terms of the warrant exchange agreement. No Private Placement Warrants were outstanding as of June 30, 2024.
During the six months ended June 30, 2024, the Company recognized a $5.3 million loss resulting from the change in fair value of warrant liabilities through the date of exercise or redemption within the unaudited Condensed Consolidated Statements of Operations. Additionally, the fair value of the warrant liabilities of $60.6 million was reclassified to additional paid-in capital.
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
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of June 30, 2024 and December 31, 2023, no customer accounted for more than 10% of the accounts receivable balance.

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

In March 2024, the FASB issued ASU 2024-01 "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards". ASU 2024-01 improves GAAP by demonstrating how an entity should apply the scope guidance to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. The Company is currently evaluating the impact of this ASU and believes that the ASU will not have a material effect on the Company's financial statements.
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
Other Guidance Approved But Not Yet Issued
In June 2024, the FASB approved to effectively finalize a proposed ASU on income statement expense disaggregation. The proposed ASU will improve the decision usefulness for investors by requiring public business entities to disclose more detailed information about their expenses such as (a) inventory and manufacturing expense, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and etc. The final ASU is expected to be published in Q4 2024. For all entities, the amendments will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments will be applied prospectively with an option for a retrospective application. The Company is evaluating the impact of this new standard and believes that the adoption will result in additional disclosures, but will not have any other impact on its consolidated financial statements.

2. Business Combinations, Acquisitions, and Business Disposals

Asset Purchase ec2

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

Measurement period adjustments to the previously disclosed preliminary fair value of net assets related to ec2 were recorded in 2024, resulting in a $0.6 million net increase in goodwill, primarily due to additional consideration of $1.0 million (final net working capital adjustment) and a $0.3 million net increase in intangible assets during the six months ended June 30, 2024. There were no adjustments made in the three months ended June 30, 2024. The estimated fair values of all assets acquired and liabilities assumed in the acquisition are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date, including but not limited to, deferred revenue balances and the valuation of tax accounts.

Transaction costs related to ec2 were not material for the three and six months ended June 30, 2024.

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

Biodex Rehabilitation Sale to Salona Global

In the fourth quarter of the year ended December 31, 2022, the Biodex Rehabilitation ("Rehab") business was deemed as held for sale. On April 3, 2023, the Company closed the sale of Rehab to Salona Global Medical Device Corporation ("Salona") for $1.0 million in cash at closing and an additional $7.0 million in deferred cash payments through January 1, 2024. Subsequent to the closing and during the six months ended June 30, 2023, a significant negative event occurred which impacted the Company's ability to collect the remaining $7.0 million of cash payments. Salona disclosed substantial doubt existed as to its ability to continue as a going concern. The Company applied ASC 450 Contingencies to determine the loss on the business disposal since remaining payments are contingent upon Salona's financial situation. Management determined it was not probable that the $7.0 million of cash payments would be collected and recorded a loss on sale of business of $6.2 million in the Consolidated Statement of Operations during the six months ended June 30, 2023.

During the six months ended June 30, 2024, the Company received an additional $1.2 million from Salona, which has been reflected as a gain on business disposal in the unaudited Condensed Consolidated Statements of Operations.
3. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	June 30, 2024	December 31, 2023
Costs incurred on contracts (from inception to completion)	$374.0	$324.5
Estimated earnings	219.8	208.7
Contracts in progress	593.8	533.2
Less: billings to date	(543.4)	(511.3)
	$50.4	$21.9
The carrying amounts related to uncompleted construction-type contracts are included in the accompanying unaudited Condensed Consolidated Balance Sheets under the following captions (in millions):

	June 30, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$63.6	$48.7
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	21.8	18.2
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(32.4)	(41.1)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(2.6)	(3.9)
	$50.4	$21.9
(1)Included in other assets within the Condensed Consolidated Balance Sheets.
(2)Included in deferred contract revenue – current within the Condensed Consolidated Balance Sheets.
(3)Included in other liabilities within the Condensed Consolidated Balance Sheets.
For the three and six months ended June 30, 2024 the Company has recognized revenue of $6.7 million and $24.3 million, respectively, related to the contract liabilities balance as of December 31, 2023.
4. Inventories
The components of inventories consist of the following (in millions):

	June 30, 2024	December 31, 2023
Raw materials	$64.3	$67.2
Work in progress	42.0	35.3
Finished goods	42.0	41.6
	$148.3	$144.1

5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	June 30, 2024	December 31, 2023
Land, buildings, and leasehold improvements	3 - 39 years	$50.2	$49.4
Machinery and equipment	5 - 15 years	43.3	38.5
Badges	3 - 5 years	51.4	41.0
Furniture, fixtures, computer equipment and other	3 - 10 years	23.0	22.9
Software development costs	3 - 5 years	11.2	10.7
Construction in progress (1)	—	30.4	28.6
		209.5	191.1
Less: accumulated depreciation and amortization		(68.4)	(56.6)
		$141.1	$134.5
(1) Includes $10.4 million and $4.2 million of Construction in progress for internally developed software as of June 30, 2024, and December 31, 2023, respectively.
Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Depreciation expense in:
Cost of revenues	$5.5	$4.7	$10.8	$9.4
Operating expenses	$2.0	$2.8	$4.0	$5.7

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2024	December 31, 2023
Compensation and related benefit costs	$34.0	$41.8
Customer deposits	15.0	8.5
Accrued commissions	0.4	0.3
Accrued warranty costs	4.7	4.5
Non-income taxes payable	7.9	11.8
Pension and other post-retirement obligations	0.3	0.3
Income taxes payable	1.8	4.2
Derivative liability	6.8	10.7
Restructuring	0.7	—
Other accrued expenses	11.5	13.5
Total	$83.1	$95.6

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
No goodwill impairment was recognized for the three and six months ended June 30, 2024 and June 30, 2023, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of June 30, 2024 and December 31, 2023 (in millions):

	Medical	Technologies	Consolidated
Balance—December 31, 2023	$633.4	$814.2	$1,447.6
Measurement period adjustment	0.6	—	0.6
Translation adjustment	—	(11.8)	(11.8)
Balance—June 30, 2024	$634.0	$802.4	$1,436.4
A portion of goodwill is deductible for income tax purposes.
Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	June 30, 2024		December 31, 2023
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,648.2	$(211.8)	$1,659.4	$(211.8)
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

Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

		June 30, 2024
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$338.5	$(168.4)	$170.2
Distributor relationships	7 - 13	60.9	(19.6)	41.3
Developed technology	5 - 16	261.3	(82.6)	178.7
Trade names	3 - 10	98.7	(26.8)	71.9
Backlog and other	1 - 4	74.8	(65.0)	9.8
Total		$834.2	$(362.4)	$471.9

		December 31, 2023
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$340.8	$(143.1)	$197.7
Distributor relationships	7 - 13	60.9	(16.0)	44.9
Developed technology	5 - 16	264.1	(67.8)	196.3
Trade names	3 - 10	99.7	(22.1)	77.6
Backlog and other	1 - 4	76.0	(53.7)	22.3
Total		$841.5	$(302.7)	$538.8
Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense for intangible assets in:
Cost of revenues	$6.8	$6.8	$13.6	$13.5
Operating expenses	$24.2	$26.4	$48.9	$53.3
8. Borrowings
Third-party debt consist of the following (in millions):

	June 30, 2024	December 31, 2023
2021 Credit Agreement	$694.6	$694.6
Canadian Financial Institution	—	1.0
Other	1.8	2.8
Total third-party debt	696.4	698.4
Less: third-party debt, current	(0.1)	(1.2)
Less: deferred financing costs	(12.3)	(12.5)
Third-party debt, non-current	$684.0	$684.7
As of June 30, 2024 and December 31, 2023, the fair market value of the Company's 2021 Credit Agreement (defined below) was $695.5 million. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining third-party debt approximates the respective carrying amounts as of June 30, 2024 and December 31, 2023.

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
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. were in compliance with all debt covenants on June 30, 2024 and December 31, 2023.

Term Loan - The term loan has a seven-year term (expiring October 2028) and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023 through May 21, 2024) or 0.50%, plus 2.75%.

On May 22, 2024, the Company entered into Amendment No.3 (the “Amendment”) to the Credit Agreement. The Amendment reduced the applicable margin rate on the term loans from 2.75% to 2.25% and reduced the credit spread based upon rate term to 0%, with other terms and conditions remaining consistent (effectively the existing loan was refinanced). The Amendment was accounted for prospectively as a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments. No further principal payments are due until the expiration of the term. The interest rate was 7.58% (with no spread rate based upon rate term) and 8.40% (including spread rate based upon rate term) as of June 30, 2024 and December 31, 2023, respectively. The Company paid no principal payments and $127.1 million for the six months ended June 30, 2024 and for year ended December 31, 2023, respectively, yielding an outstanding balance of approximately $694.6 million as of June 30, 2024 and December 31, 2023.
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
Revolving Line of Credit - The revolving line of credit arrangement has a five-year term and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023) or 0%, plus 2.25% (as of June 30, 2024). The agreement requires the payment of a commitment fee of 0.25% per annum for unused commitments as of June 30, 2024. The revolving line of credit matures in October 2026, at which time all outstanding revolving facility loans and accrued and unpaid interest are due. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of June 30, 2024 and December 31, 2023. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $17.8 million and $16.7 million for the periods ended June 30, 2024 and December 31, 2023, respectively. The amount available on the revolver as of June 30, 2024 and December 31, 2023 was approximately $72.2 million and $73.3 million, respectively.
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

In connection with the May 22, 2024 closing of the refinanced Credit Facilities, the Company determined the change would be accounted for prospectively as a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments. As a result, the Company capitalized an additional $1.3 million for the payment of upfront lender fees.
For the three months ended June 30, 2024 and 2023, we incurred approximately $0.9 million and $0.7 million, respectively, and for the six months ended June 30, 2024 and 2023, we incurred approximately $1.6 million and $4.2 million (including a $2.6 million loss on debt extinguishment for the $125.0 million early debt repayment) of amortization expense of the deferred financing costs, respectively.
Canadian Financial Institution - In May 2019, the Company entered into a credit agreement for C$1.7 million ($1.3 million) with a Canadian financial institution that matures in April 2039. The note bore annual interest at 4.69%. The credit agreement was secured by the facility acquired using the funds obtained. During the three months ended June 30, 2024, the Company paid off the outstanding principal in full.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of June 30, 2024 and December 31, 2023, there were no outstanding amounts under these arrangements.

Accounts Receivable Sales Agreement
We are party to agreements to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution and an unaffiliated Finnish financial institution without recourse. Under these agreements, the Company can sell up to €4.5 million ($4.8 million) and €12.3 million ($13.6 million) as of June 30, 2024 and December 31, 2023, respectively, of eligible accounts receivables. The accounts receivable under these agreements are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of June 30, 2024 and December 31, 2023, there was no amount and approximately $1.0 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for all periods presented and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €72.6 million ($77.6 million) and €71.8 million ($79.3 million), as of June 30, 2024 and December 31, 2023, respectively, subject to certain local restrictions. As of June 30, 2024 and December 31, 2023, there were €55.2 million ($59.0 million) and €54.7 million ($60.4 million), respectively, of the lines that had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $1.6 million and $1.7 million as of June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024, contractual principal payments of total third-party borrowings are as follows (in millions):

Remainder of 2024	$—
Year ending December 31:
2025	0.1
2026	1.7
2027	—
2028	694.6
Thereafter	—
Gross Payments	696.4
Unamortized debt issuance costs	(12.3)
Total third-party borrowings, net of debt issuance costs	$684.1

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

The table below presents the locations of the operating lease assets and liabilities in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively (in millions):

	Balance Sheet Line Item	June 30, 2024	December 31, 2023
Operating lease assets	Operating lease right-of-use assets	$31.6	$32.8
Financing lease assets	Other assets	$0.1	$0.1

Operating lease liabilities:
Current operating lease liabilities	Current operating lease liabilities	$6.6	$6.8
Non-current operating lease liabilities	Operating lease liability, non-current	28.3	28.1
Total operating lease liabilities:		$34.9	$34.9

Financing lease liabilities:
Current financing lease liabilities	Accrued expenses and other current liabilities	$0.1	$0.1
Non-current financing lease liabilities	Deferred income taxes and other long-term liabilities	—	0.1
Total financing lease liabilities:		$0.1	$0.2

The depreciable lives are limited by the expected lease term for operating lease assets and by shorter of either the expected lease term or economic useful life for financing lease assets. During the three months ended June 30, 2024, the Company announced its planned closure of its Middleton, Wisconsin location and recorded an impairment of the associated operating lease asset of $1.4 million within selling, general and administrative expenses.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2024 and December 31, 2023, respectively, are:

	June 30, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term (in years)	6.5	6.6
Weighted average discount rate	4.81%	4.32%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 (in millions):

Year ending December 31:
2024	$4.2
2025	7.4
2026	6.5
2027	5.8
2028	4.6
2029 and thereafter	12.2
Total undiscounted future minimum lease payments	40.7
Less: Imputed interest	(5.8)
Total operating lease liabilities	$34.9

For the three and six months ended June 30, 2024, operating lease costs (as defined under ASU 2016-02) were $2.5 million and $5.2 million, respectively, and for the three and six months ended June 30, 2023 operating lease costs were $2.7 million and $5.4 million, respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the unaudited Condensed Consolidated Statements of Operations. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Cash paid for amounts included in the measurement of operating lease liabilities was $4.4 million and $5.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively, and these amounts are included in operating activities in the unaudited Condensed Consolidated Statements of Cash Flows. Operating lease assets obtained in exchange for new operating lease liabilities were $2.5 million for the three and six months ended June 30, 2024 and $0.4 million and $0.6 million for the three and six months ended June 30, 2023, respectively.
10. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of June 30, 2024, unconditional purchase obligations were as follows (in millions):

Year ending December 31:
2024	$56.7
2025	25.8
2026	2.9
2027	1.2
2028 and thereafter	—
Total	$86.6
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
As previously disclosed in our 2023 annual report, a lawsuit was filed against the Company in the fourth quarter of 2023 by a vendor alleging copyright infringement and breach of contract involving use of certain software licenses. On March 30, 2024 a settlement agreement was reached with the counterparty with no material impact for the three and six months ended June 30, 2024.

11. Income Taxes
The effective income tax rate was (6.2)% and (5.2)% for the three and six months ended June 30, 2024, respectively, and 4.1% and 3.1% for the three and six months ended June 30, 2023, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the impact of valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.
12. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Six Months Ended June 30,
	2024	2023
Cash Paid For:
Cash paid for interest	$29.2	$26.9
Cash paid for income taxes	$12.8	$10.3
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accrued expense and other liabilities	$2.9	$1.2
Property, plant, and equipment purchases in accounts payable	$0.3	$1.4
Public warrants exercises and private warrants exchange (see Note 1)	$60.6	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows (in millions).

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$122.2	$128.8
Restricted cash—current	0.5	0.6
Restricted cash—non-current	1.1	1.1
Total cash, cash equivalents, and restricted cash	$123.8	$130.5
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
The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended June 30, 2024, the Company granted 99,560 RSUs and no PSUs to certain members of the Company's Board of Directors and employees. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) years with equal annual installments vesting on the anniversary of the grant date. The RSUs granted to the Company's Board of Directors are subject to service vesting conditions with each award vesting in four equal quarterly installments on September 15, 2024, December 15, 2024, March 15, 2025, and the earlier of June 4, 2025, and the date of the 2025 annual stockholder meeting. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

During the three months ended June 30, 2023, the Company granted 105,648 RSUs and no PSUs to certain members of the Company's Board of Directors and employees. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) years to five (5) years with equal annual installments vesting on the anniversary of the grant date. The RSUs granted to the Company's Board of Directors were subject to service vesting conditions with each award vesting in four equal quarterly installments on September 15, 2023, December 15, 2023, March 15, 2024, and June 15, 2024. The expense was or will be recognized on a straight-line basis over the related service period for each tranche of awards.

During the three and six months ended June 30, 2024, $3.1 million and $5.7 million, respectively, of stock-based compensation expense was recorded, of which $0.2 million and $0.4 million, respectively, was related to non-employee directors. During the three and six months ended June 30, 2023, $2.1 million and $3.7 million, respectively, of stock-based compensation expense was recorded, of which $0.2 million and $0.3 million, respectively, was related to non-employee directors.
In addition, during the three and six months ended June 30, 2024, certain members of the Company's Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. As such, the Company recorded related stock-based compensation expense for $0.1 million and $0.2 million, respectively, in the same periods. During the three and six months ended June 30, 2023, the Company recorded related stock-based compensation expense for $0.1 million and $0.2 million, respectively, for the director payments in lieu of cash.

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

During the three and six months ended June 30, 2024, $0.9 million and $1.8 million, respectively, of stock-based compensation expense was recorded and no new Profit Interests were issued. During the three and six months ended June 30, 2023, $3.9 million and $7.9 million, respectively, of stock-based compensation expense was recorded and no new Profit Interests were issued.
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

The Private Placement Warrants are accounted for as liabilities as they contain terms and features that do not qualify for equity classification under ASC 815. During the three months ended June 30, 2024, the private placement warrants were exchanged for the Company's Class A common stock; no liabilities remained at June 30, 2024. See Note 1, Nature of Business and Summary of Significant Accounting Policies, for further details.

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

During the three months ended June 30, 2024, the Company exchanged 1,768,000 shares of the Company's Class A common stock for 8,500,000 Private Placement Warrants via a warrant exchange agreement. There were no registration expenses associated with the exchange. See Note 1, Nature of Business and Summary of Significant Accounting Policies, for further details.

Charterhouse Capital Partners LLP
The Company had entered into agreements with its primary pre-Business Combination investor, Charterhouse Capital Partners LLP ("CCP"), which obligated the Company to pay certain expenses in support of any secondary market offerings of its remaining shares owned after the Business Combination. During the three and six months ended June 30, 2024 and June 30, 2023, no expenses were recorded for 2024 and $0.3 million and $0.9 million of expenses were recorded in 2023, respectively. As of July 2023, CCP no longer owns shares in the Company.
15. Segment Information
During the three months ended June 30, 2023, the Company renamed its Industrial segment as "Technologies."
The following table summarizes select operating results for each reportable segment (in millions).

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Medical	$73.2	$68.0	$140.0	$134.4
Technologies	133.9	129.2	259.7	244.9
Consolidated revenues	$207.1	$197.2	$399.7	$379.3
Segment Income (Loss) from Operations
Medical	$5.0	$(3.1)	$6.4	$(2.4)
Technologies	18.5	12.8	31.1	18.3
Total segment income from operations	23.5	9.7	37.5	15.9
Corporate and other	(21.2)	(20.3)	(40.1)	(40.1)
Consolidated loss from operations	$2.3	$(10.6)	$(2.6)	$(24.2)
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

	Revenues
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
North America
Medical	$66.2	$62.2	$126.6	$122.9
Technologies	62.6	64.1	121.2	119.3
Total North America	128.8	126.3	247.8	242.2
Europe
Medical	7.0	5.8	13.4	11.5
Technologies	70.1	63.4	131.5	116.5
Total Europe	77.1	69.2	144.9	128.0
Asia Pacific
Medical	—	—	—	—
Technologies	1.2	1.7	7.0	9.1
Total Asia Pacific	1.2	1.7	7.0	9.1
Total revenues	$207.1	$197.2	$399.7	$379.3
The following details revenues by timing of recognition (in millions):

	Revenues
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
Point in time	$150.6	$124.8	$277.5	$243.1
Over time	56.5	72.4	122.2	136.2
Total revenues	$207.1	$197.2	$399.7	$379.3
The following details revenues by product category (in millions):

	Revenues
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
Medical segment:
Medical	$73.2	$68.0	$140.0	$134.4
Technologies segment:
Reactor Safety and Control Systems	58.3	51.1	108.6	93.2
Radiological Search, Measurement, and Analysis Systems	75.6	78.1	151.1	151.7
Total revenues	$207.1	$197.2	$399.7	$379.3

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
Level 3 – Inputs are unobservable and require significant management judgment or estimation.
The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$123.8	$—	$—
Discretionary retirement plan	$4.1	$1.0	$—
Accrued interest receivable on cross currency swaps	$—	$0.1	$—
Interest rate swap (Note 17)	$—	$1.0	$—
Liabilities
Discretionary retirement plan	$4.1	$1.0	$—
Cross-currency rate swaps (Note 17)	$—	$15.3	$—

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$130.5	$—	$—
Discretionary retirement plan	$4.0	$1.0	$—
Accrued interest receivable on cross currency swaps	$—	$0.1	$—
Interest rate swap (Note 17)	$—	$0.1	$—
Liabilities
Discretionary retirement plan	$4.0	$1.0	$—
Public warrants	$38.1	$—	$—
Private placement warrants	$—	$17.3	$—
Cross-currency rate swaps (Note 17)	$—	$23.3	$—
As of December 31, 2023, the fair value of Public Warrants and Private Placement Warrants issued in connection with GSAH's IPO have been measured based on the listed market price of such Public Warrants, a Level 1 measurement. The Public Warrants and Private Placement Warrants were exercised, exchanged, or redeemed during the three months ended June 30, 2024. See Note 1, Nature of Business and Summary of Significant Accounting Policies, for further details.

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
All derivative instruments are carried at fair value in the unaudited Condensed Consolidated Balance Sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets:
Accrued Interest Receivable on Cross-Currency Rate Swaps	Prepaid expenses and other currents assets	$0.1	$0.1
Interest Rate Swap	Other non-current assets	1.0	0.1
Total assets		$1.1	$0.2
Liabilities:
Cross-Currency Rate Swaps	Accrued expenses and other current liabilities	$6.8	$10.7
Cross-Currency Rate Swaps	Other non-current liabilities	8.5	12.6
Total liabilities		$15.3	$23.3
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

The interest rate swap was entered into by the Company during the second quarter of 2023. During the three and six months ended June 30, 2024, the interest rate swap resulted in gains of $0.1 million and $0.9 million, respectively, recognized in other comprehensive income ("OCI"). Gains of $0.3 million and $0.6 million, respectively, in income were recognized through interest expense and reclassified from OCI during the same period. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified as financing activities in the unaudited Condensed Consolidated Statements of Cash Flows. In addition, the Company did not have any ineffectiveness related to the interest rate swap during the three months ended June 30, 2024.

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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	June 30, 2024	December 31, 2023
Cross-currency rate swaps	€238.8	€238.8	$1.8	$(2.7)	$8.0	$(5.6)
Total	€238.8	€238.8	$1.8	$(2.7)	$8.0	$(5.6)
The Company did not reclassify any gains or losses related to net investment hedges from AOCL into earnings during the three and six months ended June 30, 2024 and June 30, 2023, respectively. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended June 30, 2024 and 2023. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified as investing activities in the unaudited Condensed Consolidated Statements of Cash Flows.
18. Loss Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to Mirion Technologies, Inc. shareholders	$(11.7)	$(27.7)	$(37.5)	$(69.6)
Weighted average common shares outstanding – basic and diluted	202.197	199.181	200.963	193.439
Net loss per common share attributable to Mirion Technologies, Inc. — basic and diluted	$(0.06)	$(0.14)	$(0.19)	$(0.36)
Net loss per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the three months ended June 30, 2024 and 2023, respectively; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive. The weighted average number of potentially dilutive common shares related to employee stock-based awards excluded as anti-dilutive for the three and six months ended June 30, 2024 were 2.844 million and 2.893 million, respectively. The weighted average number of potentially dilutive common shares excluded as anti-dilutive for the three and six months ended June 30, 2023 were 0.642 million and 0.653 million, respectively.

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

Warrants
As described above, during the three and six months ended June 30, 2023, the Company had outstanding warrants to purchase up to 27,249,779 shares of Class A common stock (including 18,749,779 Public Warrants and 8,500,000 Private Placement Warrants). One whole warrant entitles the holder thereof to purchase one share of Mirion Class A common stock at a price of $11.50 per share. No warrants were outstanding as of June 30, 2024. The Company’s warrants are not included in the Company’s calculation of basic loss per share and are excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive.

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

19. Restructuring and Impairment
The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability, and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions, and the consolidation of facilities.
As of June 30, 2024, the Company expects a $0.3 million impact of additional charges from restructuring actions in the next 12 months.
The Company’s restructuring expenses are comprised of the following (in millions):

	Three Months Ended June 30, 2024
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.5	$0.7	$1.2
Other(1)	—	1.7	1.7
Total	$0.5	$2.4	$2.9

	Six Months Ended June 30, 2024
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.5	$0.7	$1.2
Other(1)	—	1.7	1.7
Total	$0.5	$2.4	$2.9

	Three Months Ended June 30, 2023
	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$—	$0.1
Other(1)	—	0.2	0.2
Total	$0.1	$0.2	$0.3

	Six Months Ended June 30, 2023
	Cost of Revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$1.2	$1.3
Other(1)	—	0.4	0.4
Total	$0.1	$1.6	$1.7
(1) Includes facilities, inventory write-downs, outside services, legal matters, and IT costs.

The following table summarizes restructuring expenses for each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Restructuring expenses:
Medical	$2.4	$—	$2.4	$0.3
Technologies	0.5	0.1	0.5	0.2
Corporate and other	—	0.2	—	1.2
Total	$2.9	$0.3	$2.9	$1.7
The following table summarizes the changes in the Company’s accrued restructuring balance for severance and employee costs, which are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets (in millions).

Balance at December 31, 2023	$—
Restructuring charges (excluding impairment)	1.2
Payments	(0.5)
Adjustments	—
Balance at June 30, 2024	$0.7
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

At the Closing Date, the Company owned 100% of the voting shares (Class A) of IntermediateCo and approximately 96% of the non-voting Class B shares of IntermediateCo. The Company recognized noncontrolling interests for the 8,560,540 shares, representing approximately 4% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company. After the conversions in the current quarter, the Company recognized noncontrolling interests for the 6,858,290 shares, representing the 3.0% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company.

As of June 30, 2024, noncontrolling interests of $56.3 million were reflected in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

21. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	June 30, 2024	December 31, 2023
Cumulative foreign currency translation adjustment, net of tax	$(74.2)	$(52.4)
Unrealized gain on pension and postretirement benefit plans, net of tax	2.0	2.0
Unrealized loss on net investment hedges, net of tax	(11.5)	(17.9)
Unrealized gain on cash flow hedges, net of tax	0.8	0.1
Less: cumulative loss attributable to noncontrolling interests	(3.4)	(2.9)
Accumulated other comprehensive loss	$(79.5)	$(65.3)
22. Subsequent Events

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
•Our revenues were $207.1 million for the three months ended June 30, 2024 and $197.2 million for the three months ended June 30, 2023, of which 35.3% and 34.5% were generated in the Medical segment for the three months ended June 30, 2024 and 2023, respectively, and 64.7% and 65.5% were generated in the Technologies segment for the three months ended June 30, 2024 and 2023, respectively.
•Our revenues were $399.7 million for the six months ended June 30, 2024 and $379.3 million for the six months ended June 30, 2023, of which 35.0% and 35.4% were generated in the Medical segment for the six months ended June 30, 2024 and 2023, respectively, and 65.0% and 64.6% were generated in the Technologies segment for the six months ended June 30, 2024 and 2023, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders) was $824.7 million and $857.1 million as of June 30, 2024, and December 31, 2023, respectively. There was no impact to backlog as of June 30, 2024 from the long-term strategic partnership agreement signed with customer EDF during the three months ended June 30, 2024.
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
•Financial risks—Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in our tax rates (including as a result of changes in tax laws) or income tax liabilities/assessments, changes in interest rates, and fluctuations in the cost and availability of commodities.
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
The following tables present a reconciliation of certain non-GAAP financial measures for the three and six months ended June 30, 2024 and for the three and six months ended June 30, 2023.

(In millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net loss	$(12.0)	$(28.4)
Interest expense, net	13.1	13.6
Income tax loss (benefit)	0.7	(1.2)
Amortization	31.0	33.2
EBITA	$32.8	$17.2
Depreciation - Mirion Business Combination step up	1.6	1.6
Depreciation - all other	5.9	6.0
EBITDA	$40.3	$24.8
Stock-based compensation expense	4.0	6.0
(Decrease) increase in fair value of warrant liabilities	(0.4)	5.7
Foreign currency loss (gain), net	0.3	(0.2)
Non-operating expenses(1)(2)	4.6	8.0
Adjusted EBITDA	$48.8	$44.3
(1)Pre-tax non-operating expenses of $4.6 million for the three months ended June 30, 2024 include $2.9 million of restructuring costs (including related asset impairments); $1.7 million of costs to achieve integration and operational synergies; $0.7 million of costs to achieve information technology system integration and efficiency; and $0.5 million of mergers and acquisition expenses; offset by a $1.2 million gain on the disposal of the Biodex Rehabilitation ("Rehab") business.
(2)Pre-tax non-operating expenses of $8.0 million for the three months ended June 30, 2023 include a $5.6 million loss on the disposal of the Rehab business, net of gain on termination of a related lease; $0.7 million of mergers and acquisition expenses; $0.6 million related to the Business Combination and incremental one-time costs associated with becoming a public company; $0.3 million of restructuring costs; $0.3 million of costs to achieve information technology system integration and efficiency; $0.3 million of fees incurred in connection with a secondary offering made by affiliates of Charterhouse Capital Partners, our former majority stockholder; and $0.2 million in costs to achieve integration and operational synergies.

(In millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net loss	$(38.5)	$(71.3)
Interest expense, net	26.9	28.5
Income tax loss (benefit)	1.9	(2.3)
Amortization	62.5	66.8
EBITA	$52.8	$21.7
Depreciation - Mirion Business Combination step up	3.2	3.2
Depreciation - all other	11.6	12.2
EBITDA	$67.6	$37.1
Stock-based compensation expense	7.6	11.6
Increase in fair value of warrant liabilities	5.3	19.1
Foreign currency loss (gain), net	1.1	(0.5)
Loss on debt extinguishment	—	2.6
Non-operating expenses(1)(2)	6.7	11.0
Adjusted EBITDA	$88.3	$80.9
(1)Pre-tax non-operating expenses of $6.7 million for the six months ended June 30, 2024 include $2.9 million of restructuring costs (including related asset impairments); $2.7 million of costs to achieve integration and operational synergies; $1.2 million of costs to achieve information technology system integration and efficiency; $1.1 million of mergers and acquisition expenses; offset by $1.2 million gain on the disposal of the Rehab business.
(2)Pre-tax non-operating expenses of $11.0 million for the six months ended June 30, 2023 include a $5.6 million loss on the disposal of the Rehab business, net of gain on termination of a related lease; $1.7 million of restructuring costs; $0.9 million of fees incurred in connection with secondary offerings made by affiliates of Charterhouse Capital Partners, our former majority stockholder; $0.8 million related to mergers and acquisition expenses; $0.8 million related to the Business Combination and incremental one-time costs associated with becoming a public company; $0.8 million of costs to achieve information technology system integration and efficiency; and $0.4 million in costs to achieve integration and operational synergies.

The following tables present a reconciliation of GAAP income from operations to non-GAAP Adjusted EBITDA by segment for the three months ended June 30, 2024 and the three months ended June 30, 2023.

	Three Months Ended June 30, 2024
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$5.0	$18.5	$(21.2)	$2.3
Amortization	13.7	17.3	—	31.0
Depreciation - core	3.7	2.0	0.2	5.9
Depreciation - Mirion Business Combination step up	1.2	0.4	—	1.6
Stock-based compensation	0.3	0.4	3.3	4.0
Non-operating expenses	1.4	0.4	2.5	4.3
Other expense / (income)	(0.2)	(0.1)	—	(0.3)
Adjusted EBITDA	$25.1	$38.9	$(15.2)	$48.8

	Three Months Ended June 30, 2023
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$(3.1)	$12.8	$(20.3)	$(10.6)
Amortization	13.7	19.5	—	33.2
Depreciation - core	3.6	2.2	0.2	6.0
Depreciation - Mirion Business Combination step up	1.2	0.3	0.1	1.6
Stock-based compensation	0.2	0.3	5.5	6.0
Non-operating expenses	6.7	0.2	1.2	8.1
Other expense / (income)	—	(0.1)	0.1	—
Adjusted EBITDA	$22.3	$35.2	$(13.2)	$44.3

	Six Months Ended June 30, 2024
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$6.4	$31.1	$(40.1)	$(2.6)
Amortization	27.4	35.1	—	62.5
Depreciation - core	7.4	4.2	—	11.6
Depreciation - Mirion Business Combination step up	2.4	0.7	0.1	3.2
Stock-based compensation	0.5	0.8	6.3	7.6
Non-operating expenses	1.8	0.4	4.2	6.4
Other expense / (income)	(0.2)	(0.2)	—	(0.4)
Adjusted EBITDA	$45.7	$72.1	$(29.5)	$88.3

	Six Months Ended June 30, 2023
(In millions)	Medical	Technologies	Corporate & Other	Consolidated
Income from operations	$(2.4)	$18.3	$(40.1)	$(24.2)
Amortization	27.5	39.3	—	66.8
Depreciation - core	7.5	4.4	0.3	12.2
Depreciation - Mirion Business Combination step up	2.4	0.7	0.1	3.2
Stock-based compensation	0.3	0.5	10.8	11.6
Non-operating expenses	7.3	0.6	3.3	11.2
Other expense / (income)	0.1	(0.1)	0.1	0.1
Adjusted EBITDA	$42.7	$63.7	$(25.5)	$80.9
Our Business Segments
We manage and report our business in two business segments: Medical and Technologies.
Medical includes products and services for radiation therapy and personal dosimetry. This segment’s principal offerings include solutions for calibrating and/or verifying imaging, treatment machine, patient treatment plan, and patient treatment accuracy; solutions for monitoring the total amount of radiation medical staff members are exposed to over time; and products for nuclear medicine in radiation measurement, shielding, product handling, and medical imaging furniture.
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
Recent Developments
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia's invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Technologies segment. As of June 30, 2024, the Company has approximately $5.9 million in net contract assets and accounts receivable, net of related reserves of approximately $1.2 million for Russian customers and channel partners. The Company maintains $13.8 million in advance payment guarantees and $13.9 million in performance guarantees in support of these projects. As of June 30, 2024, we continue to experience delays in recognizing project revenue due to the trade and financial sanctions made to date. The remaining performance obligations in our backlog for Russian-related projects was approximately $136.8 million at June 30, 2024.

In April 2023, one of our Russian customers made a claim against the Company, including liquidated damages for certain delays under the terms of an active project, in the amount of $19.3 million, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties), subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars). In June 2023, the same customer made a demand against the Company for the return of all payments received by the Company ($10.2 million) related to a Finland nuclear power plant project cancelled in May 2022. No legal actions have been taken to date by the customer on these matters, management disputes these claims, and believes that the Company has substantial defenses to vigorously defend against these claims. However, uncertainty exists as to the final outcomes, including any impact from potential modifications of the underlying active contract and the settlement of claims for the cancelled Finland project.

The Company will continue to monitor the social, political, regulatory and economic environment in Ukraine and Russia, and will consider actions as appropriate.
Interest Rates
Global interest rates remained elevated during the first half of 2024 after the series of interest rate hikes that have occurred since late 2022. The Company's 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility (maturing in October 2028) and a $90.0 million senior secured revolving facility (expiring and maturing in October 2026) (collectively, the “Credit Facilities”).
In response to the current interest rate environment, the Company refinanced the Credit Facilities on May 22, 2024 and reduced the term loan facility applicable margin rate to the greater of the Secured Overnight Financing Rate ("SOFR") or 0.50%, plus 2.25% (was 2.75% previous to the refinancing) and reduced the credit spread based upon rate term to 0%. There were no other change to the terms of the Credit Facilities as a result of the refinancing. The change was accounted for prospectively as a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments.
The interest rate for the term loan was 7.58% (with no spread rate based upon rate term) and 7.90% (including spread based upon rate term) as of June 30, 2024 and June 30, 2023, respectively.
Biodex Rehab Sale
On April 3, 2023, the Company closed the sale of the Biodex Rehabilitation ("Rehab") business to Salona Global Medical Device Corporation ("Salona"). As a result, Rehab operating results are included in Mirion's operating results for the three months ended March 31, 2023.
Subsequent to the closing and during the three months ended June 30, 2023, significant events occurred that negatively impacted the Company's ability to collect the remaining $7.0 million of cash payments owned for the sale, including disclosure by Salona that substantial doubt existed as to its ability to continue as a going concern. The Company elected to apply ASC 450 Contingencies to determine the loss on the business disposal since remaining payments were contingent on Salona's financial situation. As a result a loss on sale of business of $6.2 million was recorded in the unaudited Condensed Consolidated Statement of Operations during the three months ended June 30, 2023.
During the three months ended June 30, 2024, Salona paid $1.2 million of the amount owed for the sale, and accordingly the Company recorded the payment as a reversal of the contingent loss in the unaudited Condensed Consolidated Statements of Operations. Doubt still exists regarding Salona's ability to pay the remaining amounts owed, and the Company will continue to monitor the situation.
ec2 Software Solutions LLC and NUMA LLC Acquisition
On November 1, 2023, the Company acquired ec2 Software Solutions LLC and NUMA LLC (collectively “ec2”) for $33 million of cash consideration. Headquartered in Somerset, NJ, ec2 is a medical software company that designs, implements, and supports comprehensive software solutions servicing the nuclear medicine industry. The ec2 team and portfolio of solutions were integrated as part of the Company's Medical segment. As a result, ec2 operating results are included in Mirion's operating results for the three and six months ended June 30, 2024 but not included for the same periods ended June 30, 2023.

Public and Private Warrants Redemptions
On April 18, 2024, the Company announced that it would redeem all Public Warrants that remained outstanding at 5:00 pm New York City time on Monday, May 20, 2024 (the "Redemption Date"). Holders had the option to exercise their warrants and receive the Company's Class A common stock (i) in exchange for a payment in cash of the $11.50 per warrant exercise price, or (ii) on a “cashless” basis in which the exercising holder received a number of shares of the Company's Class A common stock determined under the warrant agreement based on the redemption date and the redemption fair market value. The “fair market value” was based on the average last price per share of the Company's Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the Notice of Redemption was sent. Substantially all holders elected a cashless exercise in their redemption elections. In addition, on June 4, 2024, the Company entered into a warrant exchange agreement with GS Sponsor II LLC to issue an aggregate of 1,768,000 shares of the Company’s Class A common stock upon the exchange of 8,500,000 Private Placement Warrants.

As a result of the change in the fair value of the warrant liabilities through the Redemption Date, the Company recorded a $0.4 million gain in the change in fair value of these warrant liabilities within the Condensed Consolidated Statement of Operations, and then reclassified the resulting warrant liability of $60.6 million to additional paid-in capital upon completion of the exercises and redemptions during the three months ended June 30, 2024. No warrants remain outstanding as of June 30, 2024.

Facility Closure

During the three months ended June 30, 2024, management announced that it would close its Middleton, Wisconsin office and move operations to our Virginia facility within the Medical segment in an effort to simplify product lines. As a result of the announcement, the Company recorded a $1.7 million loss for the impairment of the facility's right-of-use asset and related leasehold improvements (included as part of our restructuring charges, see Note 19, Restructuring, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). The closure is expected to be completed by the end of fiscal year 2024.
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

Results of Operations
For the Three Months Ended June 30, 2024 and the Three Months Ended June 30, 2023

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Revenues	$207.1	$197.2
Cost of revenues	109.7	109.2
Gross profit	97.4	88.0
Selling, general and administrative expenses	87.5	84.0
Research and development	8.8	8.4
(Gain) loss on disposal of business	(1.2)	6.2
Income (Loss) from operations	2.3	(10.6)
Interest expense, net	13.1	13.6
Foreign currency loss (gain), net	0.3	(0.2)
(Decrease) increase in fair value of warrant liabilities	(0.4)	5.7
Other expense (income), net	0.6	(0.1)
Loss before income taxes	(11.3)	(29.6)
Loss (benefit) from income taxes	0.7	(1.2)
Net loss	(12.0)	(28.4)
Loss attributable to noncontrolling interests	(0.3)	(0.7)
Net loss attributable to stockholders	$(11.7)	$(27.7)
Overview
Revenues were $207.1 million for the three months ended June 30, 2024 and $197.2 million for the three months ended June 30, 2023. Our Medical segment contributed $73.2 million and $68.0 million of revenues for the three months ended June 30, 2024 and 2023, respectively. Our Technologies segment contributed $133.9 million and $129.2 million of revenues for the three months ended June 30, 2024 and 2023, respectively. Gross profit was $97.4 million and $88.0 million for the three months ended June 30, 2024 and 2023, respectively, resulting in an $9.4 million increase from the three months ended June 30, 2023.
Net loss was $12.0 million and $28.4 million for the three months ended June 30, 2024 and 2023, respectively. Our Medical segment contributed $5.0 million of income from operations and $3.1 million of loss from operations for the three months ended June 30, 2024 and 2023, respectively. Our Technologies segment contributed $18.5 million of income from operations and $12.8 million of income from operations for the three months ended June 30, 2024 and 2023, respectively. The overall decrease in net loss is primarily driven by increased revenues in the Medical and Technologies segments, a favorable margin for current projects and products in the current period, decreased amortization expense in the current year due to fully amortized intangibles, lower selling, general and administrative costs associated with stock-based compensation expense, and a $6.1 million change in the loss from fair value of warrant liabilities in the current year. Offsetting these items were higher provision for/lower benefit from income taxes in the current year and increased restructuring costs, compensation costs, and professional services expenses in the current year.
Revenues
Revenues were $207.1 million for the three months ended June 30, 2024 and $197.2 million for the three months ended June 30, 2023. Revenues increased $9.9 million from the three months ended June 30, 2023.
Medical segment revenues increased for the three months ended June 30, 2024 compared with the three months ended June 30, 2023 primarily due to price increases, accelerated order fulfillment in the Nuclear Medicine business after delays in the previous quarter caused by a new ERP system implementation were being resolved, and the current year impact of the ec2 acquisition. Partially offsetting the increases in Medical segment revenues period over period was a decrease in organic volume including reduced revenues from China and Russia orders compared to the prior year.

Technologies segment revenues increased for the three months ended June 30, 2024 compared with the three months ended June 30, 2023 primarily due to price increases and organic volume growth, partially offset by execution timing in certain projects and an unfavorable foreign currency impact for the Euro and Canadian dollar period over period.
Cost of revenues
Cost of revenues was $109.7 million for the three months ended June 30, 2024 and $109.2 million for the three months ended June 30, 2023. Cost of revenues increased $0.5 million for the three months ended June 30, 2024 as compared with the three months ended June 30, 2023.
Cost of revenues related to the Medical segment increased $1.1 million period over period due to the impact of accelerated order fulfillment in the Nuclear Medicine business after the new ERP system implementation, increased depreciation from new software put into operation, increased costs from the ec2 acquisition, and inflation. The increase was partly offset by a decrease in cost of revenues due to lower organic volume and a favorable margin due to product mix over the same period.
Cost of revenues related to the Technologies segment decreased $0.6 million period over period. The decrease was primarily driven by a positive product mix from higher margin projects and products in the current year and project timing. Partially offsetting the decrease was organic volume growth and inflation in the current year.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $87.5 million for the three months ended June 30, 2024 and $84.0 million for the three months ended June 30, 2023, resulting in an increase of $3.5 million period over period.
Our Medical segment incurred higher SG&A expenses of $2.8 million for the three months ended June 30, 2024 compared with the three months ended June 30, 2023. The increase was primarily due to inflation, higher SG&A expenses associated with restructuring in the current year, and the ec2 acquisition.
Our Technologies segment incurred higher SG&A expenses of $0.1 million for the three months ended June 30, 2024 compared with the three months ended June 30, 2023. The increase was primarily driven by higher SG&A expenses associated with increased compensation costs due to inflation and higher headcount, partially offset by decreased amortization expense resulting from fully amortized intangible assets.

Corporate SG&A expenses were $19.7 million for the three months ended June 30, 2024 and $19.1 million for the three months ended June 30, 2023. The increase in SG&A expenses of $0.6 million was driven by an increase in compensation and IT related costs, and costs to achieve integration and operational synergies in the current year, partially offset by a net decrease in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 13, Stock-Based Compensation, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

Research and development
Research and development (“R&D”) expenses were $8.8 million for the three months ended June 30, 2024 and $8.4 million for the three months ended June 30, 2023, resulting in an increase of $0.4 million period over period. The increase in R&D expense was primarily due to increased compensation costs for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
(Gain) loss on disposal of business
(Gain) loss on disposal of business were $(1.2) million and $6.2 million for the three months ended June 30, 2024 and 2023, respectively, related to the sale of the Rehab business. See discussion in "Recent Developments—Biodex Rehab Sale" for further details.

Income (Loss) from operations
Income from operations was $2.3 million for the three months ended June 30, 2024 compared with a loss of $10.6 million for the three months ended June 30, 2023. On a segment basis, income and loss from operations in the Medical segment for the three months ended June 30, 2024 and 2023 were $5.0 million and $3.1 million, respectively, representing an increase of $8.1 million period over period. Income from operations in the Technologies segment for the three months ended June 30, 2024 and three months ended June 30, 2023 was $18.5 million and $12.8 million, respectively, representing an increase of $5.7 million period over period. Corporate expenses were $21.2 million and $20.3 million for the three months ended June 30, 2024 and 2023, respectively, representing a decrease in income from operations of $0.9 million as discussed in "Selling, general and administrative expenses" above. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $13.1 million for the three months ended June 30, 2024 and $13.6 million for the three months ended June 30, 2023. The decrease in interest expense was due lower interest rates negotiated with the debt refinancing in the current quarter, interest from derivatives, and additional interest earned on cash deposits in the current period. For more information, see Note 8, Borrowings, and Note 17, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency loss (gain), net
We recorded a $0.3 million net loss for the three months ended June 30, 2024 and a $0.2 million net gain for the three months ended June 30, 2023 from foreign currency exchange. The change in net foreign currency loss (gain) is due primarily to fluctuations in European local currencies in relation to the U.S. dollar.
Change in fair value of warrant liabilities
We recognized a realized gain and unrealized loss of $0.4 million and $5.7 million for the three months ended June 30, 2024 and 2023, respectively, representing a $6.1 million increase in gain during the period. This change is due to a settlement of the fair value mark-to-market of the Public Warrant and Private Placement Warrant liabilities in conjunction with the warrant redemption/exchange during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. See Note 1, Nature of Business and Summary of Significant Accounting Policies, and Note 16, Fair Value Measurements, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
The effective income tax rate was (6.2)% and 4.1% for the three months ended June 30, 2024 and 2023, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the impact of valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the three months ended June 30, 2024 and 2023. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Medical

	Unaudited
(In millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Revenues	$73.2	$68.0
Income (loss) from operations	$5.0	$(3.1)
Income from operations as a % of revenues	6.8%	(4.6)%

Medical segment revenues were $73.2 million for the three months ended June 30, 2024 and $68.0 million for the three months ended June 30, 2023, representing a $5.2 million increase period over period. Revenues increased $1.8 million due to price increases, $3.6 million due to the acquisition of the ec2 business, and $2.7 million due to impacts from accelerated order fulfillment in the Nuclear Medicine business after delays in the previous quarter caused by the new ERP system implementation. Offsetting the increase in the Medical segment revenues period over period was a decrease in organic volume by $3.0 million, including reduced revenues from China and Russia orders.
Income from operations was $5.0 million and loss from operations was $3.1 million for the three months ended June 30, 2024 and 2023, respectively, representing an increase in income from operations of $8.1 million. The increase in income from operations period over period was largely due to $7.4 million of change in the loss on disposal of Rehab in the current year, and a favorable margin product mix of $2.1 million, and the increased revenues noted above including the increase in income from the acquisition of the ec2 business of $0.4 million. Partially offsetting the increase in income was an increase of restructuring costs by $2.3 million in the current year, with the remainder primarily due to the negative impacts of inflation.
Technologies

	Unaudited
(In millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Revenues	$133.9	$129.2
Income from operations	$18.5	$12.8
Income from operations as a % of revenues	13.8%	9.9%
Technologies segment revenues were $133.9 million for three months ended June 30, 2024 and $129.2 million for the three months ended June 30, 2023, representing an increase of $4.7 million period over period. The increase is primarily driven by increased revenue of $7.8 million due to price increases and organic growth, partially offset by a $2.5 million decrease due to projects execution timing and a $0.8 million decrease due to an unfavorable foreign currency impact.
Income from operations was $18.5 million and $12.8 million for the three months ended June 30, 2024 and 2023, respectively. Income from operations increased $5.7 million period over period driven primarily by the changes in revenues described above, $5.2 million higher net income due to a positive product mix from higher margin projects and products in the current year, and $2.2 million in lower amortization expenses due to fully amortized intangible assets. Partially offsetting the increase in income from operations were increased SG&A expenses of $1.6 million due to increased compensation costs with the remainder primarily due to the negative impacts of inflation.
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

Corporate and other costs were $21.2 million for the three months ended June 30, 2024 and $20.3 million for the three months ended June 30, 2023, which represents an increase of $0.9 million period over period. The increase versus the comparable period was predominantly driven by an increase of $0.3 million in compensation costs, a $0.7 million increase in IT related costs, and a $1.5 million increase in costs to achieve integration and operational synergies in the current year. Partially offsetting the increase was a net decrease in stock-based compensation expense of $2.1 million under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 13, Stock-Based Compensation, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
For the Six Months Ended June 30, 2024 and the Six Months Ended June 30, 2023

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenues	$399.7	$379.3
Cost of revenues	215.2	212.2
Gross profit	184.5	167.1
Selling, general and administrative expenses	171.6	169.1
Research and development	16.7	16.0
(Gain) loss on disposal of business	(1.2)	6.2
Loss from operations	(2.6)	(24.2)
Interest expense, net	26.9	28.5
Loss on debt extinguishment	—	2.6
Foreign currency loss (gain), net	1.1	(0.5)
Increase in fair value of warrant liabilities	5.3	19.1
Other expense (income), net	0.7	(0.3)
Loss before benefit from income taxes	(36.6)	(73.6)
Loss (benefit) from income taxes	1.9	(2.3)
Net loss	(38.5)	(71.3)
Loss attributable to noncontrolling interests	(1.0)	(1.7)
Net loss attributable to stockholders	$(37.5)	$(69.6)
Overview
Revenues were $399.7 million for the six months ended June 30, 2024 and $379.3 million for the six months ended June 30, 2023. Our Medical segment contributed $140.0 million and $134.4 million of revenues for the six months ended June 30, 2024 and 2023, respectively. Our Technologies segment contributed $259.7 million and $244.9 million of revenues for the six months ended June 30, 2024 and 2023, respectively. Gross profit was $184.5 million and $167.1 million for the six months ended June 30, 2024 and 2023, respectively, resulting in an $17.4 million increase from the six months ended June 30, 2023.
Net loss was $38.5 million and $71.3 million for the six months ended June 30, 2024 and 2023, respectively. Our Medical segment contributed $6.4 million of income from operations and $2.4 million of loss from operations for the six months ended June 30, 2024 and 2023, respectively. Our Technologies segment contributed $31.1 million of income from operations and $18.3 million of income from operations for the six months ended June 30, 2024 and 2023, respectively. The overall decrease in net loss is primarily driven by increased revenues in the Medical and Technologies segments, a decrease in net interest expense in the current year, decreased amortization expense in the current year due to fully amortized intangibles, lower SG&A costs associated with stock-based compensation expense, a current year gain on disposal of business, and a $13.8 million change in the loss from fair value of warrant liabilities. Partially offsetting these items was higher provision for/lower benefit from income taxes in the current year and increased restructuring costs and compensation costs in the current year.

Revenues
Revenues were $399.7 million for the six months ended June 30, 2024 and $379.3 million for the six months ended June 30, 2023. Revenues increased $20.4 million from the six months ended June 30, 2023.
Medical segment revenues increased $5.6 million for the six months ended June 30, 2024 compared with the six months ended June 30, 2023 primarily due to price increases, organic volume growth, and the current year impact of the ec2 acquisition. Partially offsetting the increases in Medical segment revenues period over period were a negative impact from delayed operations in the Nuclear Medicine business in February caused by the focus on a new ERP system implementation, reduced revenues from China and Russia orders compared to the prior year, and reduced revenues from the disposal of the Rehab business in the prior year.
Technologies segment revenues increased $14.8 million for the six months ended June 30, 2024 compared with the six months ended June 30, 2023 primarily due to price increases and organic volume growth, partially offset by projects execution timing.
Cost of revenues
Cost of revenues was $215.2 million for the six months ended June 30, 2024 and $212.2 million for the six months ended June 30, 2023. Cost of revenues increased $3.0 million for the six months ended June 30, 2024 as compared with the six months ended June 30, 2023.
Cost of revenues related to the Medical segment increased $0.9 million period over period due to an increase in cost of revenues due to higher operations from organic growth over the same period, increased depreciation, increased costs from the ec2 acquisition, and inflation, partially offset by a reduction of cost of revenues from the disposal of Rehab.
Cost of revenues related to the Technologies segment increased $2.0 million period over period. The increase was primarily driven by increased revenues over the same period and inflation, partially offset by a positive product mix from higher margin projects and products in the current year, and other cost saving initiatives.
Selling, general and administrative expenses
SG&A expenses were $171.6 million for the six months ended June 30, 2024 and $169.1 million for the six months ended June 30, 2023, resulting in an increase of $2.5 million period over period.
Our Medical segment incurred higher SG&A expenses of $3.3 million for the six months ended June 30, 2024 compared with the six months ended June 30, 2023. The increase was primarily due to inflation, bad debt expense, higher SG&A associated with the restructuring, and the impact from the ec2 acquisition. Partially offsetting the increase were decreased depreciation expenses and the disposal of Rehab.
Our Technologies segment incurred higher SG&A expenses of $0.8 million for the six months ended June 30, 2024 compared with the six months ended June 30, 2023. The increase was primarily driven by higher SG&A expenses associated with increased compensation costs due to inflation and higher headcount, partially offset by decreased amortization expense resulting from fully amortized intangible assets.

Corporate SG&A expenses were $36.7 million for the six months ended June 30, 2024 and $38.3 million for the six months ended June 30, 2023. The decrease in SG&A expenses of $1.6 million was driven by a net decrease in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 13, Stock-Based Compensation, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q), partially offset by an increase in costs to achieve operational efficiency and synergies and compensation costs.

Research and development
R&D expenses were $16.7 million for the six months ended June 30, 2024 and $16.0 million for the six months ended June 30, 2023, resulting in an increase of $0.7 million period over period. The increase in R&D expense was primarily due to increased compensation costs in the Corporate segment for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

(Gain) loss on disposal of business
(Gain) loss on disposal of business were $(1.2) million and $6.2 million for the six months ended June 30, 2024 and 2023, respectively, related to the sale of the Rehab business. See discussion in "Recent Developments—Biodex Rehab Sale" for further details.
Loss from operations
Loss from operations was $2.6 million for the six months ended June 30, 2024 compared with $24.2 million for the six months ended June 30, 2023. On a segment basis, income and loss from operations in the Medical segment for the six months ended June 30, 2024 and 2023 were $6.4 million and $2.4 million, respectively, representing an increase of $8.8 million period over period. Income from operations in the Technologies segment for the six months ended June 30, 2024 and 2023 were $31.1 million and $18.3 million, respectively, representing an increase of $12.8 million period over period. Corporate expenses were $40.1 million and $40.1 million for the six months ended June 30, 2024 and 2023, respectively, consistent period over period. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $26.9 million for the six months ended June 30, 2024 and $28.5 million for the six months ended June 30, 2023. The decrease in interest expense was due to the $127.3 million early debt repayment using proceeds from the $150.0 million T. Rowe Price direct investment in the previous year, lower interest rates negotiated with the debt refinancing in the current quarter, interest from derivatives, and additional interest earned on cash deposits in the current year. For more information, see Note 8, Borrowings, and Note 17, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency loss (gain), net
We recorded a $1.1 million loss for the six months ended June 30, 2024 and a $0.5 million gain for the six months ended June 30, 2023 from foreign currency exchange. The change in net foreign currency loss (gain) is due to fluctuations in European local currencies in relation to the U.S. dollar.
Change in fair value of warrant liabilities
We recognized a loss of $5.3 million and $19.1 million for the six months ended June 30, 2024 and 2023, respectively, representing a $13.8 million reduction in loss period over period. This change is due to a a settlement of the fair value mark-to-market of the Public Warrant and Private Placement Warrant liabilities in conjunction with the warrant redemption/exchange during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. See Note 1, Nature of Business and Summary of Significant Accounting Policies, and Note 16, Fair Value Measurements, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
The effective income tax rate was (5.2)% and 3.1% for the six months ended June 30, 2024 and 2023, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the impact of valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the six months ended June 30, 2024 and 2023. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Medical

	Unaudited
(In millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenues	$140.0	$134.4
Income (loss) from operations	$6.4	$(2.4)
Income from operations as a % of revenues	4.6%	(1.8)%

Medical segment revenues were $140.0 million for the six months ended June 30, 2024 and $134.4 million for the six months ended June 30, 2023, representing a $5.6 million increase period over period. Revenues increased $5.5 million due to price increases and organic growth, and $7.0 million due to the acquisition of the ec2 business. Partially offsetting the increase in the Medical segment revenues period over period were reduced revenues from the disposal of Rehab by $3.8 million, reduced revenues from China and Russia orders compared to the prior year by $2.0 million, and a negative impact from delayed operations due to the focus on a new ERP system implementation in the Nuclear Medicine business of approximately $1.6 million.
Income from operations was $6.4 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively, representing an increase in income from operations of $8.8 million. The increase in income from operations period over period was largely due to the $7.4 million change in the loss on disposal of Rehab in the current year, a $5.1 million increase from organic volume growth and price increases, a favorable margin product mix of $1.5 million in the current year, and a net impact from the ec2 business of $1.1 million. Partially offsetting the increase in income were the net decrease from the impact of China and Russia orders compared to the prior year, higher restructuring costs of $2.2 million, a $1.0 million impact from delayed operations due to the focus on a new ERP system implementation in the Nuclear Medicine business, $0.9 million of additional bad debt in the current year, and the remainder primarily due to inflation.
Technologies

	Unaudited
(In millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenues	$259.7	$244.9
Income from operations	$31.1	$18.3
Income from operations as a % of revenues	12.0%	7.5%
Technologies segment revenues were $259.7 million for six months ended June 30, 2024 and $244.9 million for the six months ended June 30, 2023, representing an increase of $14.8 million period over period. The increase is primarily driven by increased revenue of $17.9 million due to price increases and organic growth, partially offset by a $3.6 million decrease due to project execution timing.
Income from operations was $31.1 million and $18.3 million for the six months ended June 30, 2024 and 2023, respectively. Income from operations increased $12.8 million period over period driven primarily by the changes in revenues described above, $4.2 million in lower amortization expenses due to fully amortized intangible assets, and $6.3 million of a positive product mix from higher margin projects and products in the current year. Partially offsetting the increases in income from operations were increased cost of revenues of $7.8 million due to higher volume, with the remainder primarily due to negative impacts of inflation.
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

Corporate and other costs were $40.1 million for the six months ended June 30, 2024 and $40.1 million for the six months ended June 30, 2023, consistent period over period. Period over period there was a $2.4 million increase in compensation costs and a $2.3 million increase in costs to achieve operational efficiency and synergies, partially offset by a net decrease in stock-based compensation expense of $4.4 million (see Note 13, Stock-Based Compensation, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
At June 30, 2024 and December 31, 2023 we had $123.8 million and $128.8 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $101.8 million and $105.4 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $90.0 million of revolving borrowings. The amount available on the revolver as of June 30, 2024 and December 31, 2023 was approximately $72.2 million and $73.3 million, respectively.
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
On May 22, 2024, the Company entered into Amendment No.3 (“Amendment”) to the Credit Agreement. The Amendment reduced the applicable margin rate on the term loans from 2.75% to 2.25% and reduced the credit spread based upon rate term to 0%, with other terms and conditions remaining consistent (effectively the existing loan was refinanced). The Amendment was accounted for prospectively as a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments. No further principal payments are due until the expiration of the term. The interest rate was 7.58% (with no spread rate based upon rate term) and 8.40% (including spread rate based upon rate term) as of June 30, 2024 and December 31, 2023, respectively.
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
Cash flows
For the Six Months Ended June 30, 2024 and for the Six Months Ended June 30, 2023

	Unaudited
(In millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash provided by (used in) operating activities	$21.2	$4.4
Net cash used in investing activities	$(21.8)	$(12.9)
Net cash provided by financing activities	$(2.8)	$21.8
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $21.2 million for the six months ended June 30, 2024 as compared to net cash provided by operating activities of $4.4 million for the six months ended June 30, 2023, representing an increase of $16.8 million. The change is primarily due to a decrease in net loss and improved operating cash flows from the change in inventories.
Net Cash Used in Investing Activities
Net cash used in investing activities was $21.8 million for the six months ended June 30, 2024 versus $12.9 million for the six months ended June 30, 2023 representing a change of $8.9 million. The increase in net cash used was driven primarily by an $8.1 million increase in purchases of fixed assets, primarily badges.

Net Cash Provided by Financing Activities
Net cash used in financing activities was $2.8 million during the six months ended June 30, 2024 versus cash provided of $21.8 million during the six months ended June 30, 2023. The decrease of $24.6 million period over period primarily relates to the $150.0 million of gross proceeds received from the T. Rowe direct investment in the prior year partially offset by debt repayments of approximately $127.3 million in the prior year.
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
During the three months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.
Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies, to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter for the three months ended June 30, 2024 than from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K, except as set forth below:

Name and Title	Action	Applicable	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Brian Schopfer Chief Financial Officer	Terminate(2)	May 2, 2024	June 11, 2024 - June 11, 2025	Y	182,195(3)

(1) Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

(2) Trading arrangement was originally adopted on February 26, 2024 and terminated on May 2, 2024.

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

ITEM 6. EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2023).
10.1*+	Mirion Technologies, Inc. Second Amended and Restated Non-Employee Director Compensation Program, dated as of May 15, 2024.
10.2
Amendment No. 3 to Credit Agreement by and among Mirion IntermediateCo. Inc., Mirion Technologies (US Holdings), Inc., the other Credit Party thereto, the lending institutions from time to time party thereto and Citibank N.A., effective as of May 22, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Indicates a management contract or compensatory plan.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mirion Technologies, Inc.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	August 2, 2024

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	August 2, 2024

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	August 2, 2024