Form 10-K
period 2024-12-31
Mirion Technologies, Inc.
filed 2025-02-26
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (for this purpose, executive officers and directors of the registrant are considered affiliates) as of June 28, 2024 (the last business day of the most recently completed second quarter) was approximately $2.25 billion based on the closing sales price of the registrant's common stock on that date as reported on the New York Stock Exchange.

Number of shares of the registrant’s Class A common stock outstanding at February 18, 2025: 226,035,636.
Number of shares of the registrant’s Class B common stock outstanding at February 18, 2025: 6,387,385.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2025. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s definitive proxy statement shall not be deemed to be filed as part hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, macroeconomic trends, macro trends in nuclear power and cancer care, and our competitive positioning are forward-looking statements. This includes, without limitation, statements under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, capitalization and capital structure, indebtedness, business strategy, and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies, goodwill impairment, remaining performance obligations, our supply chain challenges, matters affecting the Russia-Ukraine conflict, relations between United States and China, conflict in the Middle East, foreign exchange, tariffs, interest rate and inflation trends, any merger, acquisition, divestiture or investment activity, including integration of previously completed mergers and acquisitions, or other strategic transactions and investments, legal claims, litigation, arbitration or similar proceedings, including with respect to customer disputes, and the future or expected impact on us of any epidemic, pandemic or other crises. These statements constitute projections, forecasts, and forward-looking statements, and are not guarantees of performance. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts, or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties, and other factors:

•geopolitical and trade conditions, including related to matters affecting Russia, the relationship between the United States and China, conflict in the Middle East and the related risks of slowing economic growth or economic recession;
•developments in government spending budgets in the United States and other countries, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, delays in the government budget process, a U.S. government shutdown or the U.S. government's failure to raise the debt ceiling;
•our ability to manage our supply chain or difficulties with third-party manufacturers;
•risks related to government contracts including our ability to mitigate risks associated with long-term fixed price contracts;
•our ability to predict our future operational results
•risks related to the public’s perception of nuclear radiation and nuclear technologies
•risks related to information technology disruptions or security issues, including cyberattacks and data or systems breaches
•risks related to the use of artificial intelligence and machine learning in our operations;
•our ability to manage our independent sales representatives, distributors, and original equipment manufacturers;
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
•risks related to our exposure to fluctuations in foreign currency exchange rates, interest rates, tariffs and inflation, including the impact on our debt service costs;
•our ability to comply with various laws and regulations and the costs associated with legal compliance;
•risks related to the uncertainty and outcome of any legal claims, litigation, arbitration, government and regulatory proceedings, investigations and inquiries;
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

"Closing Date" are to GS Acquisition Holdings Corp II or "GSAH" renamed to Mirion Technologies.

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

“Private placement warrants” are to the Private Placement Warrants (as defined under Note 15, Related-Party Transactions in the notes to the financial statements included in this Annual Report on Form 10-K);

“Public warrants” are to the Public Warrants (as defined under Note 15, Related-Party Transactions, in the notes to the financial statements included in this Annual Report on Form 10-K);

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

PART I
ITEM 1. BUSINESS
Business Overview
At Mirion, we deliver vital protection that unlocks the transformative potential of radiation to move science, industry and medicine forward. For more than 60 years Mirion and our predecessor companies have provided products, services, and software that allow customers to safely leverage the power of ionizing radiation for applications that benefit the health, safety, vitality, and technological progress of the human experience. As a global leader in radiation safety, we bring together unrivaled expertise with an unmatched range of reliably precise technologies.

Safety is at the core of what we do. Through R&D labs, critical nuclear facilities, cancer centers, diagnostic imaging facilities, and on the front lines, Mirion empowers innovations that move radiation safety, measurement and medicine further to shape our future world. Many of our markets are characterized by the need to meet rigorous regulatory standards, design qualifications, and operating requirements. Throughout our history, we have successfully leveraged the strength of our expertise in ionizing radiation to continually drive innovation and expand the commercial applications of our core technology competencies.

Headquartered in Atlanta, Georgia, we have operations in Canada, the United Kingdom, France, Germany, Finland, China, Belgium, Netherlands, Estonia, Japan, and South Korea.

Mirion is comprised of two reporting segments: Nuclear & Safety (formerly named Technologies) and Medical. Our Nuclear & Safety segment powers advancements in nuclear energy and critical radiation safety, measurement and analysis applications across laboratories, research and other industrial markets such as defense. Our Medical segment improves the quality and safety of cancer care delivery and supports applications across medical diagnostics and practitioner safety.

Our products, software and services are sold directly and indirectly to a variety of end-use customers. Customers span active nuclear power reactors, many of the leading nuclear reactor design firms, universities, numerous international government and supranational agencies, 23 of the 32 NATO militaries, national laboratories, environmental laboratories, research institutes, industrial companies, hospitals, cancer centers, and small office healthcare providers. Mirion Medical has a presence in more than 80% of cancer centers worldwide and Mirion Nuclear & Safety solutions are in more than 95% of nuclear power plants globally.

Our broad product and services portfolio is supported by our engineering and research and development organization of 439 scientists, engineers, and technicians, who represented approximately 15% of our workforce as of December 31, 2024. We possess numerous product qualifications, trade secrets, and patents that support our market position and our ability to deliver next generation products and services.

Industry Overview

Nuclear & Safety

The Nuclear & Safety end market spans the entire nuclear fuel cycle, including mining, enrichment, fuel manufacturing, nuclear power generation, waste management and fuel reprocessing. Key nuclear installations include nuclear power plant (“NPPs”) and fuel mining and fabrication facilities. We sell products and services for use in each of these types of installations at all stages of their life cycle (construction, operation, decommissioning and dismantling), with NPPs representing the majority of our sales into the nuclear end market. This market is segmented between new builds, installed base requesting upgrades/uprates/re-licensing, and decommissioning and dismantling.

The overall market conditions for nuclear power continue to be positive. The International Atomic Energy Agency (IAEA) raised its annual nuclear projections as countries turn to nuclear for energy security and climate action. At the annual United Nations climate change conference (COP28), the United Nations countries launched a declaration to triple nuclear energy capacity by 2050, recognizing the key role of nuclear energy in reaching climate control objectives. Also, we expect increased demand for nuclear due to the escalated energy needs created by cloud computing and artificial intelligence data centers. For example, during 2024, recommissioning of previously dormant NPPs (Palisades, Three Mile Island) were announced in support of the rising energy demand, and we continue to see rapid developments across the Advanced Nuclear sector.

Our legacy in the nuclear industry positions us to capitalize on the growth in demand for radiation detection, measurement, analysis and monitoring products and services in each phase of the nuclear life cycle, as outlined in the chart below.

Factors representing opportunities for growth include (i) upgrade, replacement and retirement cycles of our radiation detection, measurement, analysis and monitoring products, (ii) aging installed base of existing global installed nuclear reactors requiring frequent product replacements and upgrades, (iii) decontamination and decommissioning activity, (iv) large installed base of "orphaned" products and systems requiring operators of many aging NPPs to consider new suppliers to meet their detection needs, and (v) new build opportunity all represent opportunities for growth.

Other markets in Nuclear & Safety include:

Laboratory and research, including different types of facilities such as environmental radiochemistry laboratories, research laboratories, research reactors and education laboratories; industrial facilities such as cement kilns, pulp and paper mills and coal/gas fired power boilers that utilize high-temperature industrial processes; and the defense end market serving military, civil defense and event-driven security spending for prevention and detection of radiological threats.

Medical

Our medical market is comprised of rapidly growing product applications for the diagnosis and treatment of cancer and occupational dosimetry services. We provide hardware, software and value added services within diagnostic imaging, radiotherapy, and nuclear medicine that enhance the effectiveness and safety of life-saving procedures. As the global population ages and the incidence of cancer continues to rise, advancing new treatments and ensuring safety is more important than ever. With our deep expertise in radiation measurement and safety, we partner with hospitals and cancer centers to advance safety and enhance the delivery of cancer care.

As diagnostic and radiotherapeutic procedures increase, so does the associated market opportunity for Mirion products, services and software that are deployed in hospitals, clinics, and other diagnostic and treatment centers around the world. We believe the global nuclear medicine market is expected to grow primarily driven by the increase in the prevalence and incidences of cancer worldwide. Likewise, the global radiotherapy market is expected to grow primarily driven by factors including growing awareness about the benefits of radiotherapy for cancer control and eradication, increasing incidence and prevalence of cancer, and technological advancements in the field of radiotherapy.

Mirion occupational dosimetry services span beyond cancer care to protect all healthcare workers exposed to radiation. Today, we badge over one million wearers, protecting lives of critical medical staff globally. We see a rise in government agencies outsourcing dosimetry services to private providers due to favorable cost dynamics in some regions. This trend provides a market opportunity to leverage our technical expertise and expand our North American service experience to other regions as we have done through our acquisitions of state-owned dosimetry services businesses in the Netherlands and Germany. We believe our core dosimetry market is expected to grow primarily driven by volume increase in number of healthcare workers exposed to radiation and standard annual price increases. Additionally, with differentiated technology now available in Mirion's InstadoseVUE product line, we believe that we have the right product ecosystem to maximize opportunities across the occupational dosimetry landscape.

Our Products

Nuclear & Safety

Nuclear: Our radiation monitoring systems enable the safe utilization of nuclear energy in nuclear power plants, nuclear research reactors, fuel cycle facilities, nuclear marine propulsion, and other specialized industries.
We provide essential products and services to NPPs throughout the entire life cycle of a plant: from construction and operation to decommissioning and decontamination. For example, we provide (i) radiation measurement and monitoring solutions that are typically installed during construction and replaced or upgraded during the lifetime of the reactors, (ii) reactor instrumentation and control detectors installed during construction that are replaced or upgraded regularly, (iii) measurement and expertise services to help customers address nuclear measurement needs, (iv) imaging systems and cameras for all stages of the nuclear lifecycle, and (v) waste management systems that are used during the lifetime of the reactors.

Labs & Research: Our high-precision instruments and software help research labs in the public and private sectors advance knowledge and understanding of radioactivity, from detection and analysis of samples, identification of radionuclides, and quantification of activity to empower the next wave of breakthrough innovation. Solutions involve radiation measurement and personal safety applications for private and government energy laboratories, research organizations and production counting labs (private and government radiochemistry labs for employee health & safety and government labs for regulatory monitoring). Product portfolios include but are not limited to our laboratory and scientific analysis systems (gamma/alpha spectroscopy, alpha/beta counting, specialty detectors, spectroscopy software), radiation measurement and health physics instrumentation.

Industrial, Defense & Other: Our technologies safeguard nuclear materials to protect people and the environment through various radiation measurement applications tailored to non-nuclear industrial sites such as oil & gas, mining and quarrying for the monitoring and protection of personnel safety. We empower military and civil defense teams to precisely and discreetly detect and monitor radiation in the most critical and challenging situations from the front lines of modern battle, to securing cities and large-scale events, to nuclear event recovery operations, empowering them to keep populations safe. These solutions include Military CBRNE, or Chemical, Biological, Radiological, Nuclear and high-yield Explosives, security and search.

Medical

Cancer care: Our solutions in the cancer care market bring a legacy of quality and safety to the healthcare space. Our suite of patient, machine, and diagnostic Quality Assurance (QA) solutions are relied on across the field of radiation oncology to mitigate errors, reduce inefficiencies, validate technologies/techniques and improve the quality of clinical cancer care. We are also an industry leader in Nuclear Medicine, providing solutions for radiopharmaceutical production, patient dosing and safe handling of these.

Our comprehensive, independent Radiation Therapy solutions and services enhance the checks and balances that keep cancer treatment safe, effective and ever-improving. Specific solutions include linear accelerator (linac) commissioning, beam scanning, annual QA and phantoms for quality assurance. We are the global leader in Radiation Therapy QA hardware and have revolutionized quality management workflow with the SunCHECK(TM) Platform.

From dose preparation to patient administration, our Nuclear Medicine solutions and supplies enhance safety and accuracy to aid potentially life-saving imaging and therapy. Our high-quality hot lab solution help equip work spaces for safety, protecting staff while meeting regulation and maintaining efficiency. Solutions across this space include dose calibrators, thyroid uptake systems, ultrasound tables, solutions for radiopharmaceutical therapy, C-Arm tables and the advanced workflows provided by ec2 software solutions.

Dosimetry Services: Radiation dosimetry in the fields of health physics and radiation protection is the measurement, calculation and assessment of the ionizing radiation dose absorbed by an object, usually the human body. Our dosimetry products and services remove the worry of radiation from the daily routines of those who are occupationally exposed. The Dosimetry Services business offers environmental radiation monitoring services, as well as an official dose of record to employers and occupationally exposed radiation workers, enhancing the effectiveness and efficiency of radiation safety programs at practitioner sites. Key product lines include the innovative Instadose dosimetry platform, optically stimulated luminescence, or OSL, dosimeters, and our range of eye, finger, and extremity dosimeters that integrate with our Dose Central data platform.

Our Competitive Strengths

We believe that the following competitive strengths will enable us to maintain our position and capitalize on growth opportunities in our end markets:

Trusted ionizing radiation detection and measurement provider. Our end markets, including the medical, defense and nuclear industries, are highly regulated and require compliance with strict product specifications. Our track record enables us to gain market share across our product and service offerings. We and our predecessor companies have served the radiation detection measurement, analysis and monitoring needs of our customers for over 60 years, having developed trusted, recognized brands supported by our tradition of technical excellence, product reliability and customer service. We believe we have a leadership position in 17 of the 19 market segments we serve. In addition, we have leveraged our ionizing detection expertise to develop new applications for our core historical markets and to expand into adjacent markets through acquisitions.

Broad and complementary product and service portfolio. We are a pure play in ionizing radiation detection, measurement and analysis, providing compulsory solutions for highly-regulated industries with high cost of failure. Our comprehensive product line supports virtually all radiation detection and monitoring needs throughout the medical and industrial markets. As a result, we believe that we have consistently gained market share as some of our key customers rationalize their supply chain. Furthermore, our portfolio provides Mirion with a natural opportunity to cross-sell our products and services to customers in various end markets. As a result, we have a diversified portfolio across end markets and geographies.

Large installed base driving recurring revenue. Our products are installed at the vast majority of the addressable, active nuclear power reactors globally, which have a median age of about 31 years. This installed base drives recurring revenue through replacement and service cycles associated with our offerings and the typical 40 to 80 year operating life cycle of an NPP. The length and quality of supplier relationships are important customer buying criteria due to high switching costs and the importance of proven product reliability. Additionally, according to the World Nuclear Association, as of January 2025 there are approximately 440 NPPs operating across 31 countries (plus Taiwan) worldwide, with 65 currently being constructed and 86 additional planned and expected to be in operation within the next 15 years. This drives recurring revenue and opportunities for cross sales from our other activities as over 80% of our Nuclear revenue comes from our installed base. In addition, we maintain relationships with global military and government organizations that value operating longevity and technological expertise. For example, our products have been sold to 23 of 32 NATO militaries as well as the U.S. Departments of Energy, State, Defense and Homeland Security. Our customers’ focus on personnel protection drives their recurring expenditures on service, recalibration and product upgrades in our defense end market. In the laboratories and research markets, we have developed relationships with certain customers over the past 50 years, gaining their loyalty based on product performance and customer services. Such relationships provide us with recurring revenues when our customers upgrade and replace their existing installed base. This same trend is found in Medical in which our QA solutions are used by 80% of global cancer centers, driving recurring revenue and opportunities for cross-selling across the Medical business.

Technical complexity creates high barriers to entry. Across our end markets, we design our products to meet demanding customer specifications, qualifications and regulatory requirements. In many circumstances, our products are deployed in highly complex facilities and are required to operate effectively in harsh environments. Replicating our products is difficult given underlying technical specifications. In addition, customers generally work with incumbent suppliers to service, maintain and replace equipment over the product lifetime resulting in a natural barrier to entry.

Global footprint designed to meet local customer needs. Our global footprint, augmented by our established network of suppliers and distributors, enables us to be responsive to our customers and provide locally customized solutions. We operate facilities in 12 countries, accommodating the desire of certain of our customers to procure products and services from local providers. Sales to customers inside the United States and Canada accounted for approximately 47% of total revenue for fiscal 2024, with an additional 35% and 15% of total revenue accounted for by sales to customers in Europe and Asia Pacific respectively. We believe that our established global infrastructure provides a scalable platform to meet the growing worldwide demand for our products and services.

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

Seasoned management team complemented by highly skilled engineers. We are led by an experienced management team with a mix of private sector and government experience across different industries and functions. Our senior management team is complemented by an engineering and research and development organization of 439 scientists, engineers and technicians as of December 31, 2024. A number of our employees are participants in international and U.S. standards setting organizations related to radiation detection in the nuclear, defense and medical end markets. Through these activities, we help define the setting of standards and preview changes that impact our products, customers and end markets.

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

•Geographic expansion. Although we have sold products and services to customers in over 120 countries historically, we believe we have additional opportunities in certain international markets. For example, in India, a market we currently serve through local partners, we intend to leverage our relationships with leading reactor design firms to capitalize on the opening of the nuclear end market to U.S. and European firms. Another such market is the European dosimetry services market. Through acquisitions, we have developed our presence in the Netherlands and Germany, and we plan to continue expanding into other European countries. Also in our Medical segment, our SunScan product, a cylindrical water scanning system for linear accelerator commissioning, received regulatory clearance in the European market in late 2023 which will drive additional market adoption.

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

•Service privatization. In regions outside the United States, dosimetry services have historically been provided by government agencies. However, privatization of dosimetry services is occurring in some regions, such as Europe. As illustrated by our acquisitions in the Netherlands and Germany, providers seek to reduce costs and benefit from enhanced service offerings. This provides us with an opportunity to leverage our expertise and North American service experience, where we have demonstrated a strong track record of success, to expand market share in other geographies. For the fiscal periods ended December 31, 2024, 2023, and 2022, service revenue represented approximately 25.3%, 25.4%, and 25.7%, respectively, of our consolidated revenue.

•Expand into new end markets. We periodically review our adjacent markets and identify opportunities for expansion. For example, we have developed a new personal radiation detector, or PRD, called Accurad to expand our presence in the civil services markets such as the police and fire departments. In our Medical segment, we have also entered in the nuclear imaging, radiotherapy and radiopharmaceutical markets through the acquisitions of Capintec, Biodex, Sun Nuclear, CIRS, and ec2 Software Solutions. In November 2023, we acquired ec2 Software Solutions, an organization specializing in the design, implementation, and support of software to simplify daily facility operations, including radiopharmaceutical production, distribution, and patient administration. ec2 solutions serve the entire vertical supply chain, including drug owners, contract manufacturers, radiopharmacies and cancer clinics.

Develop new products and services. We believe that significant near-term opportunities exist for us to develop new products and services by capitalizing on our understanding of our customers’ needs and requirements. Cross pollination of technologies between end markets also drives new growth opportunities as we leverage our Medical distribution channels to market and sell Nuclear & Safety products. In our Nuclear & Safety segment, supporting the development of small module nuclear reactors (SMRs) continues to be a strategic focus. SMRs are expected to provide a safer, more flexible and cost-effective alternative in energy output, with up to 375 GWs of capacity expected by the year 2050.

Software and digital solutions: Another area of strategic focus is the introduction of various software applications in the markets we serve, including both on-premise and software as a service (SaaS) solutions. Key initiatives include platform consolidation that drives scalability, speed to market, and cost efficiencies. Recent acquisitions (SIS and ec2) have been used to accelerate software development and capture growth opportunities. In our Medical segment, a component of our strategy is to continue to enhance software products such as the SunCHECK Platform, which also includes a SaaS based solution.

Continuously improve our cost structure and productivity. As we continue to grow our business, we have implemented a coordinated program of ongoing operating improvements, such as optimizing our manufacturing footprint, rationalizing excess costs and minimizing working capital requirements. We are continuously implementing our business system principles to challenge our practices and improve our performance across all our businesses. For example, we have recently optimized and simplified our footprint by transferring the activities from our facilities in Shirley, NY and Middleton, WI to other Company sites to achieve operational synergies.

Pursue strategic acquisitions and other transactions. Between 2016 and 2024, we acquired 16 companies, with the objective of complementing our portfolio, reinforcing our supply chain and expanding into new markets such as nuclear imaging and radiotherapy. Since then, we have effectively integrated these businesses, creating a global platform of ionizing radiation detection and measurement solutions. We continuously monitor potential acquisitions and intend to further complement our organic growth with selective acquisitions that enhance our existing products and services, strengthen our position with existing customers and enable us to expand into new markets. From time to time we also divest businesses as part of a process to streamline our operations and focus our resources on certain more strategic markets.

Remaining Performance Obligations and Deferred Contract Revenue

Total remaining performance obligations represents committed but undelivered contracts and purchase orders at period end. Remaining performance obligations excludes maintenance-related activity and agreements that do not represent firm purchase orders. Customer agreements that contain cancellation for convenience terms are not reflected in remaining performance obligations until firm purchase orders are received. Remaining performance obligations is not a complete measure of our future business due to these customer agreements. Our customers may experience project or funding delays or cancel orders due to factors beyond our control. If customers terminate, reduce or defer firm orders, whether due to fluctuations in their business needs or purchasing budgets or other reasons, our sales will be adversely affected and we may not realize the revenue we expect to generate from our remaining performance obligations or, if realized, the revenue may not translate into profit. Remaining performance obligations can fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts.

Deferred contract revenue represents prepayments from customers, including milestone or installment payments, on projects for which services have commenced, as well as unbilled amounts attributable to services rendered and products constructed associated with customer contracts for which revenue is not able to be recognized.

Information on remaining performance obligations and deferred contract revenue follows (in millions):

	December 31, 2024	December 31, 2023
Remaining performance obligations	$811.9	$857.1
Deferred contract revenue	$96.6	$103.4

Approximately 54% of our remaining performance obligations as of December 31, 2024 is expected to be recognized in calendar year 2025.

Competition

The global markets for our products and services are competitive and continually evolving. Within each of our operating segments, we encounter a variety of competitors, ranging from small independent companies providing niche solutions to larger multinational corporations providing a broader set of products and services to our targeted end markets. We believe that the principal bases upon which we compete in our target end markets include product quality and reliability, technical capability and product qualification, strength of customer relationships, customer service and price. In particular, customers in the defense and nuclear end markets tend to emphasize product quality and reliability, technical capability and strength of supplier relationships, while customers in the medical end markets, in particular for passive dosimetry products and services, tend to make purchasing decisions based on a combination of brand recognition, price, service and reliability.

We believe the primary competitors in each of our segments are as follows:

•Nuclear & Safety: Thermo Fisher Scientific, Ortek (Ametek), FLIR (Teledyne), Framatome, Ludlum, Fuji Electric, Caen System, Fluke (Fortive), Curtiss-Wright and Berthold Technologies
•Medical: Landauer (Fortive), PTW, IBA, Standard Imaging, Comecer and LAP

Research and Development

Our research and development efforts allow us to introduce new products to the marketplace, fulfill specific customer needs and continue to meet qualification requirements and other evolving regulatory standards. Our Medical and Nuclear & Safety segments are committed to both technology research and product development to fulfill their strategic objectives and are supported by our engineering and research and development organization consisting of about 169 software engineers, 270 scientists, technicians, and other engineers, representing approximately 15% of our total workforce, as of December 31, 2024. A number of these individuals participate in international standards setting organizations and committees. We engage in research and development activities at most of our facilities worldwide. Our research and development expenses were $35.0 million for the fiscal year ended December 31, 2024, $31.7 million for the fiscal year ended December 31, 2023, and $30.3 million for the fiscal year ended December 31, 2022.

Sales and Marketing

We sell our products and services through our direct sales organization and indirectly through our global network of independent, third-party sales representatives and distributors. Our internal sales team is organized by operating segment and end market to provide a higher level of service and understanding of our customers’ unique needs. We have 43 sales offices throughout North America, Europe and Asia, and as of December 31, 2024, our sales and marketing personnel consisted of 272 employees, which represents approximately 10% of our total workforce.

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

Our marketing activities include participation in many trade shows worldwide across our defense, medical and nuclear end markets. We advertise in technical journals, publish articles in leading industry periodicals and utilize digital and direct mail campaigns. We also periodically host webinars, in-person seminars and user meetings to directly engage our customer base. Our annual Mirion Connect User Meetings brings together customers from various segments to learn, exchange ideas discuss occupational challenges and network.

Our Customers

Our principal customers include hospitals, clinics and urgent care facilities, dental offices, veterinary offices, radiation treatment facilities, OEMs for radiation therapy, laboratories, military organizations, government agencies, industrial companies, power and utility companies, reactor design firms and NPPs. We have long-standing relationships with our customers. For the fiscal years ended December 31, 2022, December 31, 2023, and December 31, 2024, no customer accounted for greater than 5% of our consolidated revenue, our top five customers together accounted for approximately 13%, 12%, and 11% of our consolidated revenue, respectively, and our top ten customers represented approximately 19%, 19%, and 17% of our consolidated revenue, respectively.

Manufacturing and Supply Chain

Given the diversity of our products, we employ numerous manufacturing techniques, including high-volume process manufacturing, discrete manufacturing, cellular manufacturing and hybrid approaches. Our production personnel engage in manufacturing, services, procurement and logistics activities. Our production activities are located in the United States, Canada, France, Germany, Belgium, Estonia, Finland and the United Kingdom. As of December 31, 2024, our production personnel consisted of 1,721 employees, which represents approximately 60% of our total workforce.

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

The principal materials used in our manufacturing processes are commodities that are available from a variety of sources. The key metal materials used in our manufacturing processes include precious metals (such as rhodium), tungsten, copper, aluminum, magnesium products, steel, stainless steel and various alloys, which are formed into parts such as detectors, sensors, metal housings and frames, and cable assemblies. The key non-metal materials used in our manufacturing processes include amorphous and crystalline scintillator materials, ceramics, epoxies, silicon and fused silica, polyethylene, polyurethane and injection molded plastic parts and components such as lenses, monitors, sensors, dosimeters, electronic boards, detectors and cables. We also use lead shielding both to protect people and objects from radioactive sources that is or will be incorporated into our products, and also to protect certain detectors against the "noise" that may be created by background radiation.

Environmental, Social and Governance (ESG)

We are committed to sustainable and responsible operations and sound corporate governance. In 2023, we published our inaugural Corporate Social Responsibility Report detailing our focus and commitment to continuing to grow as a responsible company, and we are planning an update in 2025. We maintain an Anti-Bribery and Corruption Policy and conduct regular employee training on bribery and corruption. We provide an ethics hotline supported by a Whistleblower Policy outlining information, procedures and non-retaliation guidelines for reporting suspected violations of our Code of Ethics, policies or procedures. We also publish a Human and Labor Rights Statement outlining expectations with regard to respecting the dignity of our employees and all persons involved in the Company's business.

Our Board of Directors has direct oversight of ESG, including environmental, climate risk and opportunities and sustainability matters, as well as employee health and safety concerns through the Nominating and Corporate Governance Committee, working in collaboration with the Audit and Compensation Committees. The Nominating and Corporate Governance Committee is briefed by the Executive team at each regular meeting and provides corresponding updates to the full Board of Directors.

Human Capital Resources

We are committed to our people and aim to be an employer of choice in the industries in which we operate. Our culture is team-based and progressive; our core values are central to how we operate as a company.

As of December 31, 2024, we employed 2,860 full-time and part-time employees. We also use temporary or contract workers who totaled approximately 239 as of December 31, 2024, on a full-time equivalent basis. Of these, approximately 1,580 were employees in the United States and 1,519 were employees outside of the United States. Some of our operations are subject to union contracts, with 3 unions active in the United States as of December 31, 2024. Approximately 1.3% of our workforce is covered by collective bargaining agreements.

We are committed to fostering a workplace that attracts and retains exceptional talent. We value teamwork, practicing intellectual honesty and candor. We support a wide range of backgrounds, experiences and perspectives in our workforce and promote an engaging workplace that encourages participation of all employees.

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

Employee Health and Safety

As a company that manufactures devices to keep others safe, we place great focus on the safety of our own employees. We are committed to providing a safe and healthy work environment. Safety is a key consideration in our manufacturing processes. We are deliberate in designing programs to protect our employees and mitigating potential workplace incidents that could arise. All facilities are expected to comply with local safety laws and regulations. Additionally, each site maintains comprehensive safety programs, including corrective action processes and emergency response plans. Employees undergo regular health and safety training to ensure compliance with, and communication of, safety policies and procedures. Material occupational health and safety incidents are reported to our Risk Management Committee which monitors safety performance across the Company. We are continuously assessing risk and looking to improve our processes in an effort to prevent safety incidents.

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

As of December 31, 2024, we own approximately 71 issued U.S. utility patents, 40 issued foreign utility patents (including in Canada, the European Union, Russia, China and Japan), 7 pending U.S. utility non-provisional patent applications, 8 pending foreign utility patent applications (including in the European Union and France) including pending Patent Cooperation Treaty, or PCT, patent applications. These issued patents are expected to expire between 2025 to 2038 and these pending applications, if issued, are expected to expire between 2039 to 2040, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. We do not expect the expiration of any of the patents that are scheduled to expire in 2025 to have a material impact on its business. These patents include two co-owned issued U.S. patents and three co-owned issued foreign patents. We also hold exclusive and non-exclusive licenses related to patents and other intellectual property of third parties. We also own trademark registrations or registration applications in the United States and in certain foreign jurisdictions.

Nuclear & Safety Segment

As of December 31, 2024, we own approximately 31 issued U.S. utility patents, 21 issued foreign utility patents (including in the European Union, Canada, Russia and Japan), 2 pending U.S. non-provisional utility patent application and 4 pending foreign utility patent applications (including pending PCT patent applications) that contain claims directed to products in our Nuclear & Safety segment, including our alpha/beta counting instruments, contamination and clearance monitors, gamma spectroscopy software and detector systems, NDA and waste measurement systems, portable radiation measurement instruments, radiation monitoring systems and reactor instrumentation and controls products. Our issued patents are expected to expire between 2025 to 2037 and our pending applications, if issued, are expected to expire between 2032 to 2040, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

In many instances (for both the Medical and Nuclear & Safety Segments), we rely on trade secret protection and confidentiality agreements to safeguard our interests. Due to the long useful life of certain aspects of our technology, we believe that the patent registration process, which requires public disclosure of patented claims and inventions, could harm our competitive position. We differentiate our products and technologies primarily through our proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, equipment designs, testing and other procedures. Our employees are generally required to assign to us all of the inventions, designs and technologies they develop during the course of employment with us, either through written agreements or by operation of law, depending on the jurisdiction. Where appropriate, we require third parties with whom we deal to enter into agreements with us that address issues of confidentiality and intellectual property. For a discussion of the risks and uncertainties affecting our business related to our protection of intellectual property and other proprietary information, please see “Part I, Item 1A. Risk Factors—Legal and Regulatory Risks.”

Medical Segment

As of December 31, 2024, we own approximately 40 issued U.S. utility patents, 19 issued foreign utility patents (including in the European Union, China, Japan and Canada), 5 pending U.S. non-provisional utility patent applications and 4 pending foreign utility patent application in the European Union that include claims directed to products in our medical segment, including our cancer diagnostics and therapeutics QA, occupational dosimetry, medical imaging and nuclear medicine equipment products. These issued patents are expected to expire between 2025 to 2038 and these pending applications, if issued, are expected to expire between 2039 to 2040, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Seasonality

General economic conditions impact our business and financial results, and our business experiences seasonal and other trends related to the industries and end markets that we serve. Our highest volume of sales and cash flows occurs in the fourth quarter of the fiscal year due in large part to the timing of customers’ capital spending programs and increased outages occurring in the fall in our Nuclear & Safety segment. In addition, while we believe that we are poised for growth from governmental customers in both of our segments, our revenues and cash flows from government customers are influenced, particularly in the short-term, by budgetary cycles. This impact can be either positive or negative.

For more information about the trends that impact our business and financial results, see “Part I, Item 1A—Risk Factors—Risks Related to Our Business and Industry—Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations."

Government Regulation

Environmental Regulations

We use, generate, discharge and dispose of hazardous substances, chemicals and wastes at some of our facilities in connection with our activities. In addition, some of our sites have a history of use involving hazardous substances, chemicals and wastes and may be contaminated. We are subject to various environmental laws and regulations in the United States and other countries, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA and its state analogues, the Resource Conservation and Recovery Act of 1976 as amended by the Hazardous and Solid Waste Amendments of 1984, the Toxic Substances Control Act of 1976, and the Clean Water Act. The Occupational Safety and Health Act (OSHA) also regulates employee safety and health matters. The United States Environmental Protection Agency, OSHA and other federal agencies have the authority to promulgate regulations that have an effect on our operations. In addition various states have authority under federal statues and state laws.

Our operations outside the United States are subject to similar or more stringent, laws and regulations such as the RoHS and WEEE directives, in the EU and REACH regulations. See “Part I, Item 1A. Risk Factors—Legal and Regulatory Risks—We could incur substantial costs as a result of violations of, or liabilities under, environmental laws.”

Other Laws and Regulations

We are subject to various laws and regulations in the United States, Canada, the EU, the EU member states and the People’s Republic of China affecting many aspects of our operations. Some of the U.S. laws affecting our operations include the Atomic Energy Act, or "AEA", the Energy Reorganization Act of 1974, or "ERA", state radiation control laws, federal and state employment and labor laws and regulations and industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against unauthorized access by foreigners and others to classified and other sensitive information.

The Nuclear Regulatory Commission or "NRC", and state authorities where applicable, regulate the receipt, possession, use and transfer of radioactive materials. The NRC, and state authorities where applicable, sets regulatory standards for worker protection and public exposure to radioactive materials or wastes to which we are required to adhere in our operations that use radioactive materials in research and development, product manufacture, testing and calibration, and monitoring. We must comply with NCR regulation related to quality assurance, reporting defects, safety issues and security.

Export Controls

Our products and technologies are subject to export controls under United States, Canada, France, the United Kingdom and European Union laws. Export licenses, permits or other authorizations from government export control authorities may be required depending on the product, technology, destination, end-user and end-use.

We have implemented detailed export control compliance policies and procedures, in the form of our Export Management and Control Program ("EMCP"), to identify those products, technologies and transactions for which export licenses, permits or other authorizations are required, and to assure that all transactions are handled in accordance with all applicable export control laws and regulations. Among other things, the Mirion EMCP includes (i) third party service provider screening of all parties against the various governments’ lists of prohibited, restricted and sanctioned parties; (ii) end-use reviews and certification procedures; (iii) monitoring regulatory announcements; and (iv) periodic reviews of applicable export control classification regulations in order to assure that the compliance procedures are up to date and properly maintained. See “Part I, Item 1A. Risk Factors—Legal and Regulatory Risks—Legal compliance with import and export controls, as well as with sanctions, in the United States and other countries, is complex, and compliance restrictions and expenses could materially and adversely impact our revenue and supply chain.”

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

Anti-Corruption Laws

We are subject to anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the "FCPA"), the United Kingdom Bribery Act (the "UKBA"), and anti-corruption laws enacted in various other countries which implement the Organization of Economic Cooperation and Development (the "OECD") Convention on Combating Bribery of Foreign Officials in International Business.

Violations of the FCPA are punishable by criminal and civil fines and imprisonment and disgorgement of revenues derived from improper conduct. Any investigation or proceeding involving allegations of improper payments under anti-bribery and anti-corruption laws could materially and adversely affect our business, results of operations, financial condition, standing with customers, particularly government customers, and/or our business reputation.

Compliance Procedures

We have adopted and implemented compliance policies and detailed compliance procedures, including the Mirion Code of Ethics and Conduct, the EMCP, ethics and compliance training for all employees, due diligence reviews of all prospective distributors, sales representatives and other third party intermediaries, anti-corruption compliance contractual covenants in third-party agreements, recordkeeping procedures, and auditing of third parties’ business practices as needed.

Medical Device Regulation

We are required to register for permits and/or licenses with, obtain approvals from and comply with operating standards of the U.S. Food and Drug Administration (the "FDA"), the U.S. Department of Health and Human Services ("HHS"), the European Medicines Agency (the "EMA"), the U.K. Medicines and Healthcare Products Regulatory Agency (the "MHRA"), and other foreign agencies.

Our medical devices are subject to regulation under the U.S. Food, Drug, and Cosmetic Act (the "FDCA"), including design, development, testing, manufacturing, marketing, distribution, and recordkeeping. We must also comply with post-market surveillance regulations and adverse event reporting requirements.

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

Privacy and Information Security Laws

In the ordinary course of our business, we collect, store, use, transmit and process certain types of data, including personal information, subjecting us to privacy and information security laws in the United States and internationally, including the EU General Data Protection Regulation ("EU GDPR"), as the GDPR as incorporated into the laws of the United Kingdom ("UK GDPR" together with EU GDPR, "GDPR") the California Consumer Privacy Act of 2018 ("CCPA"), and other laws, rules and regulations designed to regulate the processing of personal information. These laws impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of personal information. Privacy and information security laws evolve regularly, and complying with these evolving laws, rules, regulations and standards could cause us to incur substantial costs that are likely to increase over time, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges, change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered. See “Part I, Item 1A. Risk Factors—Legal and Regulatory Risks—Any actual or perceived failure to comply with evolving data privacy and data security laws and regulations in the jurisdictions where we operate, both inside and outside of the United States, could lead to government enforcement actions, private litigation or adverse publicity and could materially and adversely affect our business.”

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

ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K, before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances may have an adverse effect on our business, results of operations and financial condition. The risks described below are not the only risks we face but represent known risks we believe are material. Additional risks and uncertainties not currently known to us, or those we currently view to be immaterial, may also adversely affect our business, results of operations and financial condition.

Risks Related to Our Business and Industry

We have incurred operating losses in the past and we cannot yet assure you we will achieve positive net income. As of December 31, 2024, we had an accumulated deficit of $541.5 million. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we experienced net losses of $36.6 million, $98.7 million, and $288.4 million, respectively. We cannot yet assure you that we will achieve positive net income, but our results from the last three fiscal years have trended favorably. We continuously seek to reduce operating costs through lean initiatives, supply chain management and optimizing our capital structure but our plans could be impacted by events outside of our control including rising inflation. If our revenue and gross profit growth do not outpace the growth of our operating expenses, we may not achieve and maintain positive net income.

Our results of operations may fluctuate significantly and cause our results of operations to fall below expectations. Our business depends on the demand for our radiation detection, measurement, analysis and monitoring products, our nuclear medicine and related quality management products, and services in the nuclear, defense, medical and other end markets. In the past demand for our solutions in these markets has fluctuated due to a variety of factors, many of which are beyond our control. Our highest volume of sales and cash flows occurs in the fourth quarter of the fiscal year due in large part to the timing of customers’ capital spending programs and increased outages occurring in the fall in our Nuclear & Safety segment. This has caused our results of operations to fluctuate. The nuclear sector has recently seen a resurgence in demand, driven by an overall increase in electricity demand from a number of sources, including electric cars, the anticipated infrastructure build of data centers for Artificial Intelligence (AI), and other sources. This presents both opportunities if the additional electricity demand is supplied by nuclear power plants (“NPPs”) and risks if demand is lower than expected or electricity is produced by other means. This has caused and we expect it will continue to cause our results of operations to fluctuate. See also “Risks Related to Our Business and Industry—Our sales cycles in certain end markets can be long and unpredictable.”

Volatile geopolitical conditions and international conflicts such as the military conflict between Russia and Ukraine have adversely affected and may further adversely affect our business, results of operations, and financial condition. Actual or threatened adverse changes in geopolitical conditions, particularly in countries where we, our customers or our suppliers operate, may adversely impact the cost of, and demand for, our products, solutions and services, our ability to conduct business, and could adversely affect our business, results of operations, cash flows, and financial condition. Geopolitical tensions, terrorism and military conflicts have impacted, and will continue to impact global trade and global supply chains through import or export restrictions, global sanctions, increased tariffs, foreign exchange rates volatility, interest rates, inflation, labor challenges, credit availability, cash flows and other macroeconomic conditions. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. Russia’s invasion of Ukraine, the ensuing build-up of Russian sanctions and other impacts on this region have impacted the global economic environment resulting in fluctuating demand for our products and services, delays or cancellations of customer projects and difficulties in supplying and sourcing products from this and other geographic regions. We have also experienced and may continue to experience delays in revenue recognition, order fulfillment and contract payments due to export controls and other sanctions instituted to date. A number of nuclear power plants are being constructed or are operated by or with the participation of Russian state-owned enterprises. As the situation evolves, there is a growing risk that those Russian state-owned enterprises could become further sanctioned by the United States or the European Union. We also sell medical equipment and related products into Russia for medical and humanitarian applications, however this process has become more complicated, time consulting and uncertain as some of our medical equipment exports require export licenses. We may also be subject to criticism for continuing to sell products to Russia, which could damage our reputation and adversely affect our business, results of operations and financial condition. It has become more difficult to transact with Russian parties due to the continued expansion of U.S. and EU sanctions directed at Russia and the United States has announced additional restrictions if the conflict does not end quickly.

In April 2023, one of our Russian customers made a claim against the Company, including liquidated damages for certain delays under the terms of an active project in Hungary in the amount of $19.3 million, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties), subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars). In November 2024, the parties reached a settlement including an agreement to modify the underlying contract, the claim was rescinded, and the parties are now working on implementing the terms of the settlement which is complicated by the current sanctions regime. The modification was accounted for under ASC 606 Revenue Recognition which resulted in an immaterial impact to the Statement of Operations for the year ended December 31, 2024. In June 2023, the same Russian customer made a demand against the Company for the return of all payments received by the Company ($10.2 million) related to a Finland project cancelled in May 2022. In September 2024, the Company entered into a settlement agreement with the customer and agreed to refund €4.4 million which is complicated by the current sanctions regime. The amount is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2024, and the settlement resulted in an immaterial impact to the Condensed Statement of Operations for the year ended December 31, 2024.

The broader consequences of the conflict between Russia and Ukraine cannot be predicted, nor can we predict the ultimate impact of other volatile conditions in the Middle East and Asia, including the South China Sea, on the global economy or our business, results of operations, and financial condition. We could be prevented from selling our products or required to cease work on certain customer projects if additional sanctions related to these or other conflicts are imposed. These volatile geopolitical conditions have heightened other risks disclosed herein, including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyberattacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects, each of which could adversely affect our business, results of operations, and financial condition.

We operate in an industry where the risks associated with radioactive materials and the public perception of nuclear energy could materially and adversely affect the markets in which we operate and increase regulatory requirements and costs that could in turn materially and adversely affect our business. The risks associated with radioactive materials and the public perception of those risks can affect our business. Successful execution of our business model in the nuclear power end market relies on public support for nuclear power. Opposition from various third parties including competitive energy sources, individuals, and organizations can hinder or prevent construction of new nuclear power plants, cause early shutdowns of existing power plants, or create an unfavorable regulatory environment for nuclear technologies all of which could negatively impact our business. Additionally, a nuclear accident or the use of nuclear weapons could have devastating consequences on public sentiment, and lead to stricter regulatory requirements with increased costs and reduced customer demand for our products thereby materially and adversely affecting our business, results of operations and financial condition.
Supply chain issues could cause production interruptions, delays and increased costs for the commodities or components that we use in our operations which may materially and adversely impact our business, results of operations and financial condition. We purchase materials, components, and equipment from third parties for our manufacturing operations including from sole or limited source suppliers due to quality assurance, cost effectiveness, availability, contractual obligations or unique design or technology. Our reliance on our supply chain to secure raw materials, parts, components and subassemblies exposes us to volatility in their prices and availability. Our supply chain is global and suppliers are often located in developing countries which further exposes us to the geopolitical risks. If these suppliers face issues or trade controls with their countries changes, we may struggle to establish or qualify replacement sources of supply quickly or at equivalent costs. Our supply chains could also be disrupted by factors such as supplier capacity constraints, operational or quality issues, bankruptcy or exiting of the business for other reasons, decreased availability of key materials, and external events like natural disasters, pandemics, war, terrorism, tariffs wars and other governmental actions. Such disruptions could cause increased expenses, production interruptions, delays, extended lead times, and inefficiencies, and adversely impact our business, results of operations and financial condition.

Our sales cycles in certain end markets can be long and unpredictable. The sales cycle for our products related to new construction or refurbishment of existing NPPs ranges from 12 to 36 months and occasionally extends up to 60 months or more. In the medical end market, the typical sales cycle varies between 1 to 18 months. Significant resources are invested before orders are secured, with no assurances of a sale. Revenue recognition may be delayed due to the need for customer notices to proceed, certification of successful installation and operation or construction or scheduled outage delays. This lengthy and uncertain sales cycle, coupled with the unpredictable period of time between the placement of an order and our ability to recognize the revenue associated with the order makes revenue predictions difficult, particularly on a quarterly basis, and can cause our operating results to fluctuate significantly.

We have made and plan to continue to make acquisitions, investments and divestitures that involve numerous risks and uncertainties. As part of our business and growth strategy, we have made and plan to continue to consider acquisitions of, and significant investments in, businesses, products or technologies on a selective basis. We also periodically divest businesses that no longer align with our strategic plans. There can be no assurance that suitable acquisition, investment or divestiture opportunities will be identified or that we will be able to consummate any such transactions on terms and conditions acceptable to us. Additionally, the expected benefits may not materialize, and our existing operations and financial condition could be adversely affected. Our growth through acquisitions and investments is subject to various risks, including competition for attractive or promising businesses or assets, financing needs, and regulatory approvals. The sale of equity or equity-linked securities or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Divestitures also require significant time and resources, could disrupt our business, may not close on the expected timing or at all, have in the past resulted in additional costs following the transaction and may continue to do so in the future. Potential and actual transactions could also divert management's attention, and could potentially deplete corporate resources and adversely impact the Company's business, results of operations and financial condition.

Many of our products and services involve the detection, identification, measurement or monitoring of radiation and the failure of our products or services to perform to specification could materially and adversely affect our business, results of operations and financial condition. Our products and services are technically complex, involve the detection and monitoring of radiation and are crucial components of the safety measures employed with respect to ionizing radiation. Any actual or perceived quality issues or safety failures could adversely affect our business. In the medical end market for example, our products and services are often used to ensure that radiation oncology patients receive accurate doses of radiation. Product failure could lead to the incorrect treatment being administered to a patient, personal injury death or property damage (including environmental contamination). Resulting legal claims and regulatory actions could generate significant costs to us. Additionally, the failure of our products to perform to specifications could adversely affect market perception of the quality and effectiveness of our products and services, which could harm our ability to attract new customers and could cause our existing customers to cease doing business with us. While we have attempted to secure appropriate insurance coverage at a reasonable cost, we may not be fully covered against all risks and we are also subject to significant deductibles. There can be no assurances that insurance policies will continue to be available on commercially acceptable terms or at all. We seek to limit our liability in customer contracts, but these contractual limitations may not always be effective or sufficient in scope in all cases, potentially which could subject us to material and adverse impacts on our business, results of operations and financial condition.

Certain of our products require the use of radioactive sources or incorporate radioactive materials, which subject us and our customers to regulations, related costs and potential liabilities for violation of environmental, health and safety laws. The majority of our products are designed to detect, quantify and analyze ionizing radiation and require the use of radioactive sources for testing and calibration. The required radioactive sources, or other sources of ionizing radiation e.g., X-ray machines, are held in our facilities. Our customers hold equivalent sources for ongoing testing and re-calibration that they may have purchased from us or other third-party providers. Certain of our reactor instrumentation and control equipment and systems also incorporate radioactive materials. In all such cases, licenses for radioactive sources and materials or other sources ionizing radiation are provided by the appropriate regulatory authority in the relevant jurisdiction. Our failure, or our customer's failure, to obtain the necessary licenses for radioactive sources or materials required by or incorporated into our products could result in the cancellation, or delay, of purchases by our customers or remedial action by the relevant regulators. While the specific process and criteria for receiving a license differ from jurisdiction to jurisdiction, it generally involves policies and procedures designed to ensure worker, workplace and public safety, including emergency plans; setting forth the proper handling, control and security of radioactive sources or materials on site; detailing any disposal or decommissioning considerations, including financial assurance therefor; and adequately training personnel at the site. Our non-compliance with, or failure to properly implement, such policies and procedures could delay or otherwise preclude us from obtaining the necessary license(s), which could result in the cancellation or delay or purchases by our customers. Licenses impose specific on-going compliance obligations tht typically include requirements to pay periodic license fees, submit periodic compliance reports, and agree to site inspections by regulators. Our failure to comply with any of these on-going obligations could result in the revocation of the applicable license, which could result in the cancellation or delay of purchases by our customers. The improper handling of radioactive materials by us or our customers could result in our direct or secondary liability, including penalties and fines to us. We cannot completely eliminate the risk of accidental contamination or injury from those radioactive materials in our facilities and cannot control the practices of our customers. Related claims for related violations of environmental, health and safety laws could result in substantial damages, be costly and time-consuming to defend and adversely affect the marketability of our products, our reputation, our results of operations and financial condition.

We enter into fixed-price contracts and contracts with limited pricing escalation and our failure to mitigate certain risks associated with such contracts may result in reduced operating margins. For NPPs new builds, we periodically enter into fixed-price arrangements and contracts with price escalation terms that may not fully cover all possible cost increases. The revenue, cost and gross profit realized on these contracts can vary, sometimes substantially, from original projections due to a variety of factors including inaccurate costs estimation, inflation, currency fluctuations, errors in specifications or designs, other unanticipated technical problems with our products or services which require that we remedy the problem at our cost, supplier failures, customer difficulty in obtaining required governmental permits or approvals or other customer-caused delays, changes in regulations and laws, construction delays of new NPPs and decommissioning of existing NPPs, limited history with new products and customers, contract termination, or other unanticipated circumstances over the contract period. We may experience cost overruns due to these factors resulting in losses or reduced profitability which could materially and adversely affect our business, results of operations and financial condition.

Risks Related to Our Business Operations

We operate as a entrepreneurial, decentralized company, which may put strain on local business units, which could in turn materially and adversely affect our business, results of operations and financial condition. We operate in multiple countries and are subject to complex and frequently changing business conditions and regulatory environments. Our company has also grown in part through acquisitions of other companies, which can pose integration challenges in the implementation of company-wide initiatives as well as risks of achieving legal compliance across multiple internal business teams. In addition, certain of our business teams are from time to time staffed leanly due to our growth-oriented organizational structure. If we are not able to sufficiently integrate our acquired companies and establish business operations and compliance programs with scale, we may be unable to detect or resolve financial, operational and compliance matters promptly, which could adversely affect our business, results of operations and financial condition.

We derive a significant portion of our revenue from international sales and our operations in non-U.S. countries are subject to political, economic, legal, currency and other risks, which could materially and adversely affect us. Revenue generated from outside of North America accounted for approximately 37%, 36%, and 36% of our net sales for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. International sales are expected to remain a material percentage of our total net sales in future periods. As a result, our operations are subject to risks associated with global operations and sales, such as currency fluctuations, compliance with complex non-U.S. laws and regulations, new or increased tariffs, obtaining governmental approvals for products that may require certification, localization requirements, export and import licenses, difficulties in collecting accounts receivable, intellectual property protection, staffing and managing international operations, managing local sales agents, distributors and other third parties that assist in selling our products and services, related contract management, restrictions on cross-border transfers of funds, tax consequences, and regional political and economic instability, all of which could materially and adversely affect our business, results of operations and financial condition.

We rely on third-party sales representatives to assist in selling our products and services, and their failure to perform as expected could materially and adversely affect us. A significant portion of our revenue is derived from sales through third-party sales representatives e.g., sales agents and distributors, whose success in marketing and selling our products and services is unpredictable. Additionally, many of these representatives also market and sell competing products and services, potentially impacting their promotion of our products and services. If they misrepresent our products, we could become subject to risk or liability from government regulatory bodies or agencies for criminal or civil claims, including false claims and improper advertising and promotion. Furthermore, violations of laws or regulations, in particular, anti-corruption, environmental, or sanctions laws, by these representatives could be imputed to us and result in adverse publicity, fines, penalties, judgments, money damages and other significant losses, any of which could adversely affect our business, results of operations and financial condition.

We derive a substantial portion of our revenue from contracts with U.S. governmental customers or their contractors, and such customers may be required to reduce their spending, cancel contracts, initiate audits and investigations, and require unusual or more onerous contractual terms. A substantial portion of our business is driven by government budgets and spending, such as nuclear power plants and medicine, and a substantial portion of our revenue is derived from government customers or their contractors or sub-contractors. Any reduction in the resources or government funding of our customers, including as a result of a government shutdown, the U.S. government's failure to raise the debt ceiling, or other governmental action or order to reduce governmental budgets and spending generally, including in non-U.S. countries, could reduce our sales and impede our ability to generate revenue. Any change in policy regarding capital spending, or reduction, or scrutiny of the capital budgets of U.S. government customers could reduce demand for our solutions and could also result in audits and investigations. In addition, even when our direct customer is not a government entity, we must comply with stringent procurement processes applicable to government contractors and subcontracts, in particular in the United States, European Union and United Kingdom. Furthermore, we have bid, and may in the future submit bids, for government contracts that require government-specific terms such as various levels of security clearances with the Department of Defense or Department of Energy, or that supplies be U.S-made, and similar such measures in other countries, including the European Union and the United Kingdom. Obtaining and maintaining security clearances involves a lengthy process, such clearances may ultimately be denied or revoked and it can also be difficult to identify, recruit and retain employees qualified for security clearances. If the current requirements of the Buy-American Act are revised, it could also impede our ability to sell to the U.S. government. We are subject from time to time to government audits and investigations, and if any such audit or investigation results in an adverse finding to us, we may be subject to financial penalties and debarment or otherwise be unable to continue doing business with the applicable customer. Initiatives to reduce government spending could also drive additional audits and investigations. Failure to secure or retain security clearances, to qualify products as U.S.-made or adverse findings in audits or investigations could result in contract delays, inability to secure new government contracts, contract modification or termination, criminal and civil penalties and fines, and loss of business opportunities, any of which could adversely affect impact our business, results of operations and financial condition.

We have, and could continue to experience cyberattacks, intrusions into our systems by unauthorized parties or other data theft or loss, which could cause us to incur significant costs, and could also subject us to litigation, regulatory enforcement actions and damage to our reputation, any one of which could materially and adversely impact our business, reputation, results of operations and financial condition. Our cybersecurity risks are growing due to increasingly aggressive and sophisticated attacks by threat actors, including AI-powered cyberattacks. These include hacking, computer viruses, malicious code, ransomware, social engineering attacks (including phishing and impersonation), denial-of-service attacks and machine learning algorithms and techniques that automate, accelerate or enhance cyberattacks. Our IT systems are subject to constant attempts to gain unauthorized access to, capture, destroy or manipulate confidential information and we have experienced, and may in the future experience, cyberattacks and data breaches. Despite the implementation of information security systems and processes to protect against unauthorized access, data loss and theft (see "Item 1C. Cybersecurity"), there is no guarantee that this governance will be adequate to safeguard against all breaches or misuse of our data and systems. Additionally, certain of our confidential information, and customer data, may be gathered, processed, and stored on third-party networks of vendors or service providers whom we have engaged. While we endeavor to conduct due diligence on those third parties regarding their data security and protection policies and procedures, and the methods they use to safeguard such information, we ultimately do not, and are unable to, control those third parties' efforts to safeguard against data security breaches or misuse of data, or data loss or theft. We maintain private liability insurance intended to help mitigate the financial risks of such incidents, but there can be no guarantee that insurance will be sufficient to cover all losses related to such incidents or available on commercially acceptable terms or at all, and our exposure resulting from any unauthorized access to, or use of our data and systems, could far exceed the limits of our insurance coverage for such events. Any significant data breach or misuse of confidential information may result in significant costs, litigation and regulatory enforcement actions, harm our reputation, and therefore, may have a material adverse impact on our business, reputation, results of operations and financial condition.

Issues raised by the use of Artificial Intelligence (AI) and machine learning in our operations may subject us to new or heightened legal, regulatory, ethical or other concerns and result in liability or reputational harm. We have started to leverage AI in certain of our operations and implemented policies and controls to mitigate many of the novel risks presented by these new technologies. We face risks related to the incorporation of AI in our operations due to the challenges inherent with properly managing its use. There can be no assurance that our investments in AI will pay off. If our employees, customers or business partners do not comply, or are dissatisfied with, our policies and practices related to the use of such technologies we may experience legal, regulatory or reputational liability. Further, we need to continuously adapt to new laws and regulations such as the European Union's Artificial Intelligence (AI) Act, and others in the United States and other jurisdictions, regulating the use of these technologies, the impact and cost of which could be significant.

The loss of the services of our key personnel, including our executive officers, and our ability to attract, develop and retain key talent could materially and adversely effect our business and operations. The Company's future success depends to a significant degree on the skills, experience and efforts of its executive management team and other key personnel and their ability to provide the Company with uninterrupted leadership and direction. The loss of leadership of any of the executive officers or a failure to provide adequate succession plans for key personnel could have an adverse impact on our business and operations. The inability to attract, develop and retain qualified individuals, or a significant increase in the costs to do so, could adversely affect our business, results of operations and financial conditions.

If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or international manufacturing standards, we may be required to adapt our manufacturing operations, which would result in delays and lost revenue. Our products require complex manufacturing and assembly involving multiple suppliers and regulatory requirements in different countries, which can face a number of challenges such as limited qualified personnel availability, or higher costs of sourcing components due to trade policy developments. For example, we manufacture whole body monitors exclusively in Ontario, Canada. Any disruption in manufacturing operations at this site due to the higher costs of imported materials and components would be difficult to remediate, in particular it would be difficult to manufacture elsewhere because qualified personnel may not relocate and could not be sourced locally and this could result in production delays, reliance on third parties, and potential negative financial impacts. Additionally, our manufacturing processes are subject to inspections and regulatory requirements, See "Risk Factors—Legal and Regulatory Requirements." Failure to comply could lead to enforcement actions, product recalls, civil or criminal penalties, or other sanctions, penalties, and negative publicity.

Our operations, and the operations of our suppliers, distributors or customers, could be subject to natural and man made disasters as well as the impact of governmental actions and regulations in response to such events, any of which could materially and adversely affect our business and increase our expenses. Extreme weather events such as winter storms, hurricanes, earthquakes, fires, and tornadoes could disrupt our operations, leading to reduced revenue and increased costs and expenses. For example, some of our facilities are located in areas with earthquake fault lines or in hurricane zones such as our Sun Nuclear factory located in Florida . Depending on the location and severity of such events we could experience business interruptions, destruction of, or damage to, facilities or loss of life, any of which could materially and adversely affect our business, results of operations and financial condition. We could also be required to incur significant costs to report on, and enhance the resiliency of, our operations, infrastructure and supply chain in order to comply with government regulations addressing climate change. For example, the EU's Corporate Sustainability Reporting Directive has resulted, and is likely to continue to result, in an increase to our direct and indirect operational and compliance burdens. These additional expenses will place pressure on profit margins or require us to increase the price of our products and services potentially affecting demand and, consequently, our business, results of operations and financial condition.

Legal and Regulatory Risks

We are subject to extensive laws and regulatory regimes and any failure to comply with them could subject us to penalties and legal expenses which could materially and adversely affect our business, results of operations, revenue, supply chain and financial condition. Our business operations are subject to extensive regulation by various federal, state, and local governmental agencies in the United States and other countries in which we conduct business. These regulations pertain to areas such as radioactive material handling, antitrust, environmental, health and occupational safety, food and drug, medical device and other applicable healthcare and laboratory regulations, import and export controls, and labor and employment regulations. Noncompliance may result in investigations, sanctions, prosecution, enforcement actions by governments or claims from other third parties, damages, fines, civil and criminal penalties, settlements, injunctions or debarment from government contracting or subcontracting. Separately, compliance with anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, is critical as we operate globally including through third parties, agents, or other business partners whose misconduct could be imputed to us. While we require that they operate in compliance with our policies and procedures, there is no guarantee they will be fully effective, and violations could occur, for which we may be held responsible. Further, the interpretation and enforcement of government regulations in the U.S. has been subject to unpredictable changes. For example, a presidential executive order issued in February 2025 ordered a 180-day FCPA enforcement pause. This has created additional uncertainty regarding how the FCPA will be enforced, in particular with respect to international operations, and it may also have the effect of increasing competitive pressures within our industries.

Legal compliance with import and export controls, as well as with sanctions, in the United States and other countries, is complex, and compliance restrictions and expenses could materially and adversely impact our revenue and supply chain. Many of our products are subject to complex and continuously evolving trade controls the violations of which can result in penalties, including fines, debarment from export privileges, and the loss of authorizations needed to conduct our business. Trade wars and sanctions and export controls imposed against Russia, China or other countries or specific parties in those countries where we do business could materially and adversely impact our business, results of operations and financial condition. If we become subject to audits, investigations, or other actions with respect to these matters, we could become subject to significant penalties or be prevented from selling our products and services in other countries. For more information, see “Risks Related to Our Business and Industry—The military conflict between Russia and Ukraine and the sanctions imposed as a result have adversely affected and may further adversely affect our business, results of operations, and financial condition.”

International tariffs, including tariffs that affect our products or components within our products, other trade barriers or global trade wars or domestic preferences could increase our costs and materially and adversely affect our business, results of operations and financial condition. Our global business could be negatively affected by tariffs, trade barriers and other governmental protectionist measures, any of which can be, and have been imposed unpredictably and without much or any prior notice. There is currently significant uncertainty about the future trade relationships between the United States and various other countries, most significantly Russia, Canada, Mexico, China and the EU. Certain components that we import into the United States from suppliers in such jurisdictions may become subject to enhanced or extraordinary tariffs and such additional tariffs in the near future. Further, the U.S. may impose global reciprocal tariffs on all countries it trades with. The imposition of global additional tariffs could increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such added tariffs, our business revenue, gross margins, results of operations and financial condition may be adversely affected.

We are subject to risks related to legal claims and proceedings filed by or against us, and adverse outcomes in these matters may materially harm our business. We are subject from time to time to various claims, disputes, investigations, demands, arbitration, litigation or other legal proceedings which may result in material damages, place restrictions on our business operations or divert our management's attention from other business issues and opportunities. Legal matters are unpredictable and significant adverse judgments, penalties, settlement amounts or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a present or future governmental or other proceeding or settlement significant restrictions will be placed upon, or significant changes made to our business practices and operations. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs. The unfavorable resolution of one or more of these matters could have a material and adverse impact on our business, results of operations and financial condition.

We and our customers and partners operate in highly regulated industries that require us and them to obtain, and comply with, federal, state, local and international government permits and approvals. We and our customers operate in a highly regulated environment. Our products must comply with various domestic and international standards, necessitating product testing and requiring compliance with various standards and certifications from agencies such as the National Voluntary Laboratory Accreditation Program and the FDA in the United States and by other governmental agencies in international markets. In addition, our customers and partners are required to obtain, and to comply with, federal, state, local and non-U.S. government licenses, permits and approvals with respect to either their facilities or possession and use of radioactive sources or other radioactive materials. Accreditations, qualifications, licenses, permits or approvals may be denied, revoked or modified due to non-compliance with environmental and safety laws and regulations, permit conditions, local opposition or other governmental action. Changing regulatory requirements could cause us to incur substantial costs or delays if we need to modify our products or cancel customer orders. Failure to meet new regulatory requirements could materially and adversely impact our business, results of operations and financial condition.

Failure to meeting environmental, social and governance expectations or standards could adversely affect our business, reputation, brand, results of operations and financial condition. Many governments, regulators, investors, employees, customers, and other stakeholders are increasingly focused on the environmental, social and governance performance of companies, including their focus on climate change, greenhouse gas emissions, human and civil rights, diversity, equity and inclusion initiatives, with diverging and sometimes polar opposite goals and objectives. For global companies, this has resulted in the need to navigate expanding and increasingly complex expectations related to reporting, diligence, and disclosure on environmental, social and governance topics. Compliance with conflicting rules could be difficult and costly to implement. Our failure to successfully answer to any such mandates could adversely affect our business, results of operations and financial condition as they may result in operational constraints and cause us to incur expenses that may place pressure on margins or require us to increase the price of our products and services to the point that it affects demand for those products and services.

We could incur substantial costs as a result of violations of, or liabilities under, environmental laws. Our operations and properties are governed by various environmental, health and safety laws and regulations related to emissions, wastewater discharges, and hazardous materials management, as well as worker health and safety. The European Union (“EU”) has implemented directives on restricting hazardous substances (“RoHS Directive”) and waste electrical and electronic equipment (“WEEE Directive”), with similar laws enacted in China and South Korea. Other countries, including the United States, have implemented or are considering implementing similar laws or regulations. Additionally, the EU's REACH regulation, requires the substitution of certain chemicals contained in our products with substances the EU considers less dangerous. Failure to comply may result in significant civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to conduct or fund remedial or corrective measures, install pollution control equipment or perform other actions. We have been, and may continue to be, subjected to claims of violations which could lead to costly litigation. Compliance with these and future laws and regulations may involve significant costs potentially adversely impacting our business, results of operations and financial condition.

Our ability to compete successfully and achieve future growth will depend on our ability to obtain, maintain, protect, defend and enforce our intellectual property and to operate without infringing, misappropriating or otherwise violating the intellectual property of others. Our intellectual property is an essential asset of our business and insufficient protection or invalidation of these rights could significantly affect our business, results of operations and financial condition, including forcing us to, among other things, rebrand or re-design our affected products. Additionally, foreign laws may not adequately protect our intellectual property rights, including due to a lack of adequate remedies and enforcement mechanisms, posing considerable risks as we conduct a substantial portion of our operations and a majority of our sales outside of the United States. Third parties have claimed and may continue to claim that we have infringed upon, misappropriated or misused their proprietary rights. These allegations have led and may continue to lead to litigation, necessitating significant defense costs, even if we are successful. If we are not successful in defending against such claims, we could be required to pay substantial damages, halt the production, use and sale of certain products, invest heavily in developing or acquiring non-infringing technology, cease certain processes, obtain licenses to use the infringed technology or indemnify our customers. Any of these results would materially and adversely affect our business, results of operations and financial condition.

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

Any actual or perceived failure to comply with data privacy or security laws and regulations could lead to government enforcement actions, private litigation or adverse publicity and could materially and adversely affect our business. Privacy and data security have become significant issues in many jurisdictions where we conduct business. Due to the global nature of our business, our collection, processing, distribution, and storage of personal information is subject to a variety of evolving laws and regulations. Compliance with these existing and new privacy and data security requirements may increase our cost of doing business and, despite these efforts, there is a risk that we fail to comply and may become subject to government enforcement actions, fines and penalties, litigation and reputational harm. In the United States, these regulations include the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") for certain medical data in the US, as well as the California Consumer Privacy Act (“CCPA”) and California Privacy Rights Act (“CPRA”). Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply including the comprehensive European Union General Data Protection Regulation (“GDPR”), regulations in individual countries in the EU, including France and Germany, and UK GDPR in the United Kingdom. These laws and regulations and others that may be enacted in the future, may require us to modify our data processing practices and policies, incur substantial compliance-related costs and expenses, divert resources from other initiatives and project and otherwise suffer adverse impacts on our business. Further, they may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. We cannot ensure that our compliance programs and policies will be sufficient to protect us from claims, proceedings, liability or adverse publicity. Although we endeavor to comply with our policies, we may at times fail to do so or be alleged to have failed to do so.

Additionally, we may be bound by contractual requirements applicable to our collection, use, processing and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. Claims that we have violated individuals’ privacy rights, failed to comply with privacy and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity, increase our operational costs and harm our business, results of operations and financial condition.

We do not control our suppliers, customers or business partners, and their actions or omissions could harm our reputation and sales. We do not control our suppliers, customers or partners or their business practices. A violation of environmental or other laws by our suppliers, other customers or partners, or an environmental or public health incident at customer locations could create negative publicity and harm our reputation. Any conduct or actions that our suppliers could take could reduce demand for our products, harm our ability to meet demand or our reputation, brand image, business, results of operations and financial condition.

Portions of our workforce are represented by unions or works councils and are covered by collective bargaining agreements. Labor group representation has led to and may lead in the future to work stoppages that could materially and adversely affect our business. The majority of our EU employees are members of, or are represented by, works councils or trade unions and are covered by collective bargaining agreements, and a small number of our U.S. and U.K. employees are presently unionized. In addition, employees who are not currently members of, or otherwise represented by, labor organizations may seek such membership or representation, as applicable, in the future. We have in the past and may experience in the future work stoppages or other labor disturbances in the future, including in connection with the renegotiation of collective bargaining agreements as they expire, which could adversely affect our business. Union and works council rules may limit our flexibility to respond to changing market conditions and the application of these rules could harm our business, results of operations and financial condition. Additionally, renegotiation of collective bargaining agreements may result in terms that are less favorable to us.

The elimination or any modification of the Price-Anderson Act’s financial protection and indemnification authority could have adverse consequences for our business. The Price-Anderson Act, supports the nuclear services industry by offering financial protection through nuclear liability insurance and broad indemnification for third-party public liability claims arising from a nuclear accident occurring at any commercial NPP in the United States. If the nuclear liability and indemnification authority in the United States or other countries is eliminated or adversely modified in the future, our business could be materially and adversely affected if the owners and operators of NPPs cancel or delay plans to build new plants or curtail the operations of existing plants. Although it is unlikely that the nuclear liability financial protection authority under the Price-Anderson Act would be completely abolished, some aspects of the Act could be changed during future reauthorizations and if the owners and operators of NPPs cancel or delay plans to build new plants or curtail the operations of existing plants as a result of such modifications our business could be adversely affected.

Certain of our products are subject to regulation by the FDA or international regulatory bodies as medical devices . If we are not able to obtain or maintain required approvals or registrations or if the timeline for receiving the approvals or registrations were to increase significantly due to staffing shortages we may not be able to continue to market and sell such products and it may make it more difficult for us to attract new customers, retain existing customers or maintain sales at existing levels, which could adversely affect our business. The FDA regulates virtually all aspects of a medical device design, development, testing, manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Additionally, international marketing of these products requires approvals from international counterparts of the FDA, which can be a time consuming and uncertain process. We can offer no assurance that devices or their modifications will be approved or cleared by the FDA or international agencies in a timely manner or at all. Even with regulatory clearances or approvals, significant limitations on the products, indicated uses may be imposed.

We must also comply with medical device reporting regulations and cGMP in the United States and ISO 13485 certification internationally to maintain clearances. Post-market the FDA and Federal Trade Commission also oversee advertising and promotion of our products to ensure compliance with regulatory clearances and prevent false or misleading claims. The FDA requires that device manufacturers determine if modifications to approved products require new approvals, though the FDA can review these decisions. We cannot ensure that the FDA will agree with our decisions not to seek approvals or clearances or that new approvals will be obtained timely fashion, if at all. Additionally FDA regulations and similar international regulations necessitate product recalls for significant deficiencies or defects in design, manufacture or labeling, which can be voluntary or mandated. Recalls, whether voluntary or mandated, can result from component failures, manufacturing errors or design defects, and can lead to significant expenses, negative publicity, harm to reputation and adverse effects on our business, financial condition and operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products would be adversely affected, which in turn would also harm our future growth.

The recent cuts in staff at the FDA's Center for Devices and Radiological Health may result in the FDA taking longer to review applications which could cause significant delays in regulatory approvals resulting in longer timelines to bring new medical devices to market for certain products in our Medical segment. We expect the effects of these uncertainties to impact our orders and sales in the near term, and adversely impact our business, results of operations and financial condition, although we are unable to predict the exact duration or magnitude of the impact.

We are subject to federal, state, local and international regulations related to healthcare, the violation of which could result in substantial penalties and harm to our business. Our operations are subject to numerous laws and regulations that affect our interactions with healthcare providers, particularly in sales, marketing and promotional activities. These laws limit financial arrangements with customers, potential customers, marketing consultants and other service providers, impacting how we structure our sales offerings, including discount practices, customer support, product loans, education and training programs, physician consulting, research grants and other service arrangements. Additionally, federal and state “false claims” laws generally prohibit the knowing filing or causing the filing of a false claim, or the knowing use of false statements to obtain payment from government payers. We are also subject to federal and state physician self-referral laws and laws protecting the confidentiality of certain patient health information such as the Health Insurance Portability and Accountability Act (“HIPAA”). Non-compliance with HIPAA can lead to civil and criminal liabilities, adverse publicity, and harm our business and financial condition and impair our ability to attract new customers.

The Physician Payments Sunshine Act requires annual reporting of payments to U.S. licensed physicians and teaching hospitals as well as physician ownership of such applicable manufacturer’s equity, with non-compliance resulting in monetary penalties. Similar state and foreign laws also apply, and violations could lead to civil monetary penalties and adversely impact our reputation and business, results of operations and financial condition.

Changes in insurance reimbursement to providers or changes in patient coverage could adversely affect our business.
Our customers rely significantly on reimbursement from public and private third-party payers for procedures utilizing our radiation oncology and other medical products. Adequate coverage and reimbursement for procedures using our products, as well as the continued health insurance coverage of patients treated with our products, are crucial for commercialization and market acceptance. Changes in reimbursement policies or a reduction in insured patients could negatively impact our revenue, customer retention and acquisition. Additionally, annual reviews by the Centers for Medicare and Medicaid Services (“CMS”), may lead to significant changes, potentially discouraging the use of our products. Reimbursement practices may also vary internationally, affecting market acceptance based on coverage and reimbursement levels in different countries

Some of our products access data from third parties, and changes to that access may adversely impact our business.
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

Risks Related to Our Liquidity and Capital Resources

Our indebtedness could adversely affect our financial condition. As of December 31, 2024, we had $694.6 million aggregate principal amount of indebtedness outstanding under our senior secured term loan facility (the “Term Loan Facility”) and there is additional availability under our senior secured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to $90.0 million. In addition, our Credit Facilities bear interest based on variable interest rates which have recently increased and may increase further from time to time in the future. Continued increases in interest rates will increase the cost of servicing our outstanding indebtedness as well incurring new indebtedness and refinancing our outstanding indebtedness, and could materially and adversely affect our business, results of operations and financial condition. Our indebtedness could have important consequences to us, such as requiring us to dedicate a significant portion of our cash flows to debt payments, reducing available funds for other needs, increasing vulnerability to economic changes, limiting business flexibility, placing us at a competitive disadvantage, restricting future financing options, and exposing us to variable interest rate risks. If we fail to make scheduled payments on our debt, we risk default, which could lead to lenders terminating their commitments, demanding immediate repayment, or foreclosing on secured assets, potentially resulting in bankruptcy or liquidation.

We may incur additional debt in the future and the credit agreement governing our Credit Facilities (the “Credit Agreement”) permits us to do so subject to certain limitations. We have the ability to draw upon our $90 million Revolving Facility and utilize an uncommitted “accordion” feature for additional debt if certain incurrence and leverage ratio tests are satisfied. If additional debt is incurred, the related risks could increase, making it harder to meet debt obligations.

The Credit Agreement imposes restrictive covenants limiting our activities, such as incurring additional debt, merge or consolidate with other entities and creating liens. It includes a “First Lien Net Leverage Ratio” (as defined in the Credit Agreement), that could be affected by uncontrollable events, and failure to comply with any of the covenants or any other term of the Credit Agreement could cause a default. A default could accelerate of the outstanding indebtedness an cause further financial difficulties. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

Unfavorable currency exchange rate fluctuations could materially and adversely affect our financial results.
Our international sales and our operations in countries other than the United States expose us to risks associated with fluctuating currency values and exchange rates which may exacerbate if trade wars escalate. A significant amount of our international sales, costs, assets and liabilities are denominated in currencies other than the U.S. dollar. Gains and losses on the conversion of accounts receivable, accounts payable and other monetary assets and liabilities to U.S. dollars have contributed and may continue to contribute to fluctuations in our results of operations. In addition, continued increases in the value of the U.S. dollar relative to the euro could have an adverse effect on our results of operations. We do not currently purchase forward contracts to hedge against the risks associated with fluctuations in exchange rates.

Fluctuations in our effective tax rate, including as a result of changes in law or recent changes in our organizational structure, or adverse outcomes resulting from examination of our income tax returns, could materially and adversely affect our results of operations. As a global company we are subject to taxation in numerous jurisdictions. Several factors, many beyond our control, could adversely affect our effective tax rate. These include changes in profitability across jurisdictions; inability to use tax credits; evolving tax laws and regulations, such as OECD Pillar Two legislation enacted in various countries in which we do business; non-deductible expenses; tax effects on acquisitions and restructuring; changes in deferred tax assets; results of tax audits and decisions regarding the reinvestment of foreign earnings. Any of these could significantly alter our effective tax rate, impacting our business, results of operations and cash flows.

Risks Related to Ownership of our Securities

The price of our Class A common stock may be volatile. The price of our Class A common stock has in the past, and may fluctuate due to a variety of factors, such as changes in industry conditions, competitor developments, regulatory changes, variations in operating performance and operating results, changed in global economic and geopolitical conditions, including the imposition of sanctions and tariffs, publications by securities analysts, public reactions to our press releases, filings with the SEC, actions by stockholders, personnel changes, litigation, changes in our capital structure, such as the issuance and potential sales of 6,504,885 shares of our Class A common stock upon the redemption of 6,504,885 shares of Class B common stock of Mirion IntermediateCo, Inc. (“IntermediateCo”) together with 6,504,885 shares of our Class B common stock outstanding as of December 31, 2024, announcements by us with regard to equity or other financing or acquisitions we may make, stock repurchases pursuant to our previously announced stock repurchase program, and the volume of shares available for sale by significant stockholders, and other risk factors listed in this section "Risk Factors."

We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business. We intend to continue making significant investments to support our business growth and may require additional funds to address business challenges, enhance our operating infrastructure, or acquire complementary businesses, personnel and technologies. This may necessitate engaging in equity, equity-linked or debt financings. Raising additional funds through future issuances of equity, equity-linked or convertible debt securities, could result in significant dilution for existing stockholders, and any new equity securities could have superior rights, preferences and privileges. Future debt financing might involve offering additional security interests and restrictive covenants, complicating capital activities and business opportunities, including potential acquisitions. Inadequate financing when needed could impair our ability to support our business growth and address challenges, potentially harming our business, results of operations and financial condition.
We are subject to certain ownership and voting power laws and regulations which may limit the ability of stockholders to acquire our Class A common stock and therefore limit demand for our Class A common stock. Under foreign direct investment (FDI) and public interest laws in various jurisdictions such as Germany, Finland, France, and the UK, certain acquisitions of our Class A common stock by investors necessitate government approval. For instance, German FDI law require foreign investors to obtain approval from the German Federal Ministry for Economic Affairs and Energy if they acquire at least 10% of the voting rights of the German company. Similar FDI laws exist in other jurisdictions in which we have substantial operations such as Finland, France, and the U.K., with specific thresholds for government approvals. These restrictions may limit investments and demand for shares of our Class A common stock.

Anti-takeover provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair or delay a takeover attempt. Our Charter and Bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Additionally, Delaware law contains anti-takeover provisions that could delay or prevent a change of control, particularly from one or more large stockholders owning 15% or more of our outstanding voting stock. Other provisions include the board of directors' authority to issue preferred stock without stockholder approval, no cumulative voting in director elections, the Board's exclusive right to fill certain vacancies, prohibitions on stockholder action by written consent and on stockholders calling special meetings, a requirement of a two-thirds vote for certain amendments, and advance notice procedures for stockholder nominations and proposals. These measures complicate the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Charter includes forum selection clauses, which could discourage claims or limit stockholders’ ability to make a claim against us, our directors, officers, other employees or stockholders. Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in Delaware is the exclusive forum for any stockholder (including a beneficial owner) to bring derivative actions, claims for breach of a fiduciary duty, claims under the DGCL or the Company's governing documents , claims to which the DGCL confers jurisdiction on the Court of Chancery, and other specified claims against the Company or any current or former director, officer or other employee of the Company, to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. In addition, our Charter provides that, unless otherwise agreed in writing the federal district courts of the United States are the exclusive forum for any complaint under the Securities Act. However, this does not apply to suits under the Exchange Act or other claims exclusively under U.S. federal jurisdiction. These clauses may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable, potentially increasing costs for those seeking to bring claims. If a court finds these clauses inapplicable or unenforceable, it could result in additional costs and negatively impact our business, results of operations and financial condition.

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
Governance
The Board has overall oversight responsibility for our risk management, and delegates its oversight of cybersecurity risk assessment and management guidelines to the Audit Committee. The Audit Committee reviews and makes recommendations to management or the Board on matters relating to cybersecurity. Management provides quarterly updates to the Audit Committee and an annual update to the Board. These discussions may include updates on threat focus, roadmaps covering planned improvements, status updates on key improvements efforts, overview information on any recent incidents or significant vulnerabilities (if any), and the status of key information security initiatives. Three of our Board members have received cybersecurity training and certification from the National Association of Corporate Directors (NACD).
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
As of this filing, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats to and security incidents relating to information systems. For more information, please see the section entitled "Item 1A. Risk Factors—Risks Related to Our Business Operations."
ITEM 2. PROPERTIES
The Company's principal executive offices are located at 1218 Menlo Drive, Atlanta, Georgia. Our headquarters facilities consist of two buildings, which we have leased through 2031. The buildings contain approximately 31,000 square feet of floor space. The Company also leases administrative offices, as well as engineering, production and warehouse space in various locations in the United States, Canada, France, Germany, Belgium, the United Kingdom, Finland, Estonia, The

Netherlands, China, Japan, and South Korea. In addition to these leased properties, we also own facilities in Belgium, France, Canada and the United States. We believe that these facilities are suitable and adequate to meet our current operating needs.
ITEM 3. LEGAL PROCEEDINGS
Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the ordinary course of business. For information regarding legal proceedings and other claims in which we are involved, see Note 10, Commitments and Contingencies, in the notes to the financial statements included in this Annual Report on Form 10-K. The disposition of any such currently pending or threatened matters is not expected to have a material effect on our business, results of operations or financial condition. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our business, results of operations and financial condition could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II - OTHER INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is listed on the NYSE under the symbol “MIR”.

Holders

As of February 18, 2025, the company had 226,035,636 shares of Class A common stock outstanding and held by 10 holders, and 6,387,385 shares of Class B common stock outstanding and held by approximately 12 holders. Such amounts do not include DTC participants or beneficial owners holding shares through nominee names.

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

Performance Graph

The graph below compares the cumulative total return for our shares of Class A common stock from August 20, 2020 through December 31, 2024 with the comparable cumulative return of four indices: the S&P 500 Index (“S&P 500”), Nasdaq, the Dow Jones Technologies Average Index (“DJIA”), and the Russell 2000. The graph assumes $100 invested on August 20, 2020 in each of our Class A common stock and the three indices presented. The stock price performance included in the below graph is not necessarily indicative of future stock performance. On October 20, 2021, the business combination with GS Acquisition Holdings Corp II (“GSAH”) was consummated and GSAH was renamed Mirion Technologies, Inc. and, pursuant to the terms of the Business Combination Agreement, Mirion TopCo combined with a subsidiary of GSAH. The graph below represents GSAH until October 20, 2021 and MIR from October 20, 2021 to December 31, 2024.

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

None.

b.    Use of Proceeds from Public Offering of Common Stock

None.

Issuer Purchases of Equity Securities

None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of Mirion’s financial condition and results of operations together with the consolidated financial statements and related notes of Mirion Technologies, Inc. that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Part I, Item 1A. Risk Factors” or in other parts of this Annual Report on Form 10-K. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Mirion” and “the Company” refer to the business and operations of Mirion and its consolidated subsidiaries. Unless the context otherwise requires or unless otherwise specified, all dollar amounts in this section are in millions.
Overview
We are a global provider of products, services, and software that allow our customers to safely leverage the power of ionizing radiation for the greater good of humanity through critical applications in the medical, nuclear and defense markets, as well as laboratories, scientific research, analysis, and space exploration.
We provide dosimetry solutions for monitoring the total amount of radiation medical staff members are exposed to over time, radiation therapy quality assurance solutions for calibrating and verifying imaging and treatment accuracy, and radionuclide therapy products for nuclear medicine applications such as product handling, medical imaging furniture, and rehabilitation products. We provide robust, field-ready personal radiation detection and identification equipment for defense applications and radiation detection and analysis tools for power plants, labs, and research applications. Nuclear power plant product offerings are used for the full nuclear power plant lifecycle including core detectors, essential measurement devices and security systems for new build, maintenance, decontamination and decommission, and equipment for monitoring and control during fuel dismantling and remote environmental monitoring.
We manage and report results of operations in two business segments: Medical and Nuclear & Safety.
•Our revenues were $860.8 million for the year ended December 31, 2024, of which 34.8% and 65.2% were generated in the Medical segment and the Nuclear & Safety segment, respectively. Revenues were $800.9 million for the year ended December 31, 2023, of which 35.5% and 64.5% were generated in the Medical segment and the Nuclear & Safety segment, respectively. Revenues were $717.8 million for the year ended December 31, 2022, of which 37.9% and 62.1% were generated in the Medical segment and the Nuclear & Safety segment, respectively.
•Remaining performance obligations (representing committed but undelivered contracts and purchase orders) was $811.9 million and $857.1 million as of December 31, 2024, and December 31, 2023, respectively.
Key Factors Affecting Our Performance

We believe that our business and results of operations and financial condition may be impacted in the future by various trends, conditions and risks. The Board has overall oversight responsibility for our risk management. During 2024, the Company initiated a formal Enterprise Risk Management program ("ERM") where management and Internal Audit provide updates to the Board. These discussions include identification and scoring of key business risks and management's plans and progress to address identified focus areas.

The following key factors affecting our performance have included, and we anticipate they will continue to affect our future results:
•Nuclear end market trends—Growth and operating results in our Nuclear & Safety segment are impacted by:
•Our products are installed at the vast majority of addressable active nuclear power reactors globally, creating full lifecycle sales opportunities. This installed base drives recurring revenue through replacement and service cycles associated with our offerings and the typical 40 to 80 year operating life cycle of an NPP;
•The emerging megatrends surrounding the power demands of data centers, cloud computing, and artificial intelligence that can be served by Nuclear;
•Increased government and industry acceptance of Nuclear as a) a clean energy source, and b) a viable option for domestic energy production in efforts to rely less on international imports; and

•Decisions by governments to build new power plants or decommission existing plants can positively and negatively impact our customer base.
•Medical end market trends—Growth and operating results in our Medical segment are impacted by:
•Medical radiation therapy quality assurance (“RT QA”) growth driven by growing and aging population demographics, low penetration of RT QA technology in emerging markets, and increased adoption of advanced software and hardware solutions for improved outcomes and administrative and labor efficiencies;
•Changes to global regulatory standards, including new or expanded standards;
•Increased focus on healthcare safety;
•Medical/lab dosimetry growth supported by growing and aging demographics, increased number of healthcare professionals, and penetration of radiation therapy/diagnostics;
•Changes to healthcare reimbursement; and
•Potential budget constraints in hospitals and other healthcare providers.
•Nuclear new build projects—A portion of our remaining performance obligations is driven by contracts associated with the construction of new nuclear power plants. These contracts can be long-term in nature and provide us with a strong pipeline for the recognition of future revenues in our Nuclear & Safety segment. We perform our services and provide our products at a fixed price for certain contracts. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. If our cost estimates for a contract are inaccurate or if we do not execute the contract within our cost estimates, we may incur losses or the contract may not be as profitable as we expected. In addition, even though some of our longer-term contracts contain price escalation provisions, such provisions may not fully provide for cost increases, whether from inflation, the cost of goods and services to be delivered under such contracts or otherwise.
•International Conflicts such as the Russia-Ukraine conflict and conflict in the Middle East—International conflicts such as the Russia-Ukraine conflict which has impacted and may continue to impact us, and conflict in the Middle East which may impact us in the future including through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyberattacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects.
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
•Tariffs or Sanctions—The United States imposed additional tariffs on imports from China and proposed new tariffs on other countries, which has resulted or may result in retaliatory tariffs and restrictions implemented by China and other countries. There are, at any given time, a multitude of ongoing or threatened armed conflicts around the world. As one example, sanctions by the United States, the European Union, and other countries against Russian entities or individuals related to the Russia-Ukraine conflict, along with any Russian retaliatory measures could increase our costs, adversely affect our operations, or impact our ability to meet existing contractual obligations.
•Strategic transactions—A large driver of our historical growth has been the acquisition and integration of related businesses. Our ability to integrate, restructure, and leverage synergies of these businesses will impact our operating results over time. From time to time we also divest businesses which could also impact our operating results.
•Environmental objectives of governments—Growth and operating results in our Nuclear & Safety segment are impacted by environmental policy decisions made by governments in the countries where we operate. Our nuclear power customers may benefit from decarbonization efforts given the relatively low carbon footprint of nuclear power to other existing energy sources.
•Government budgets—While we believe that we are poised for growth from governmental customers in both of our segments, our revenues and cash flows from government customers are influenced, particularly in the short-term, by budgetary cycles. This impact can be either positive or negative.
•Research and development—A portion of our operating expenses is associated with research and development activities associated with the design of new products. Given the specific design and application of these products, there is some risk that these costs will not result in successful products in the market. Further, the timing of these products can move and be challenging to predict.

•Financial risks—Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in interest rates, recognition of impairment charges for our goodwill or other intangible assets and fluctuations in the cost and availability of commodities.
•Global risk, including tariffs—Our business depends in part on operations and sales outside the United States. Risks related to those international operations and sales include new foreign investment laws, new export/import regulations, and additional trade restrictions (such as tariffs, sanctions, and embargoes). New laws that favor local competitors could prevent our ability to compete outside the United States. Additional potential issues are associated with the impact of these same risks on our suppliers and customers. If our customers or suppliers are impacted by these risk factors, we may see the reduction or cancellation of customer orders, or interruptions in raw materials and components.
•Tax risks—Our business and financial statements can be adversely affected by changes in tax rates or exposure to tax liabilities/assessments:
•Our effective tax rate could be impacted by changes in tax laws;
•Audits or assessments by tax authorities could result in additional tax payments for prior periods;
•Foreign remittance taxes have not been provided on undistributed earnings of certain of our non-US subsidiaries to the extent such earnings are considered to be indefinitely reinvested in operations. Changes in our intentions regarding reinvestment of such earnings could impact our income tax provision, cash taxes paid and effective tax rate; and
•The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) for multinational enterprises with annual global revenues exceeding €750 million. Pillar Two has been agreed upon in principle by over 140 countries. Many countries have taken steps to enact Pillar Two legislation which we anticipate will be effective for the Company for the year ended December 31, 2025. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. While we are still evaluating the potential consequences in each country, we expect the impact to be immaterial.
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
We use the non-GAAP financial measures “EBITDA,” “EBITA,” and “Adjusted EBITDA." "Adjusted EBITDA" is used in the calculation of the First Lien Net Leverage Ratio in the 2021 Credit Agreement described in Note 8 Borrowings. See the “Quarterly Results of Operations” sections below for definitions of our non-GAAP financial measures and reconciliation to their most directly comparable GAAP measures. Tax impacts for the non-GAAP financial measures are calculated based on the appropriate tax rate for each individual item presented.

The following tables present a reconciliation of certain non-GAAP financial measures for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

(In millions)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss	$(36.6)	$(98.7)	$(288.4)
Interest expense, net	51.3	57.1	41.9
Income tax provision (benefit)	2.7	(6.6)	(18.2)
Amortization	118.5	131.3	145.8
EBITA	$135.9	$83.1	$(118.9)
Depreciation	31.9	31.5	28.7
EBITDA	$167.8	$114.6	$(90.2)
Stock-based compensation expense	15.6	21.9	31.8
Increase (decrease) in fair value of warrant liabilities	5.3	24.8	(37.6)
Goodwill impairment	—	—	211.8
Other impairments(1)	—	—	7.0
Loss on debt extinguishment	—	2.6	—
Foreign currency loss (gain), net	2.2	(0.3)	4.9
Cost of revenues impact from inventory valuation purchase accounting	—	—	6.3
Non-operating expenses(2)(3)(4)(5)	12.7	17.1	30.7
Adjusted EBITDA	$203.6	$180.7	$164.7
(1)Other impairments for the year ended December 31, 2022 consist of $7.0 million of impairment charges primarily related to a business held for sale and an equity investment.
(2)Non-operating expenses relate to costs that are nonrecurring in nature in our operations and are further described below.
(3)Pre-tax non-operating expenses of $12.7 million for the year ended December 31, 2024, include $5.5 million of restructuring related costs primarily from the closure of our Middleton, WI facility, $4.1 million in costs for one time set-up and integration for operational initiatives of which $3.6 million related to one-time set-up fees of our global procurement office, $2.4 million of information technology system set-up costs for our Radiation Therapy and Nuclear Medicine divisions which was substantially completed as of December 31, 2024, and $1.9 million related to mergers and acquisition expenses of which $1.4 million was for a one-time employee retention. Offsetting these items was a $1.2 million gain on the disposal of Rehab business.
(4)Pre-tax non-operating expenses of $17.1 million for the year ended December 31, 2023, include a $5.9 million loss on disposal of Rehab business, net of gain on lease termination, $4.2 million related to mergers and acquisition expenses, $1.8 million of information technology system set-up costs to support public company requirements, $1.7 million in costs for one time set-up and integration for operational initiatives, $1.6 million of restructuring costs, $1.0 million secondary offering fees incurred pursuant to our registration rights agreement in connection with offerings by one of our former investors, and.$0.8 million related to incremental one-time costs associated with becoming a public company.
(5)Pre-tax non-operating expenses of $30.7 million for the year ended December 31, 2022, include $9.9 million in costs for one time set-up and integration for operational initiatives, $8.0 million related to incremental one-time costs associated with becoming a public company, $6.0 million of restructuring costs, $3.8 million related to mergers and acquisition expenses, and $3.0 million of information technology system set-up costs to support public company requirements.

The following tables present a reconciliation of non-GAAP Adjusted EBITDA by segment for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

	Year Ended December 31, 2024
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$22.3	$78.9	$(76.4)	$24.8
Amortization	52.6	65.9	—	118.5
Depreciation	20.4	10.9	0.6	31.9
Stock-based compensation	1.1	1.8	12.7	15.6
Non-operating expenses	8.0	2.1	2.2	12.3
Other income / expense	0.2	0.2	0.1	0.5
Adjusted EBITDA	$104.6	$159.8	$(60.8)	$203.6

	Year Ended December 31, 2023
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$13.0	$46.0	$(80.9)	$(21.9)
Amortization	54.7	76.6	—	131.3
Depreciation	20.5	10.3	0.7	31.5
Stock-based compensation	0.7	1.3	19.9	21.9
Non-operating expenses	8.6	1.1	8.5	18.2
Other income / expense	—	0.1	(0.4)	(0.3)
Adjusted EBITDA	$97.5	$135.4	$(52.2)	$180.7

	Year Ended December 31, 2022
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$(98.9)	$(103.1)	$(95.8)	$(297.8)
Amortization	64.3	81.5	—	145.8
Depreciation	18.1	9.6	1.0	28.7
Cost of revenues impact from inventory valuation purchase accounting	0.9	5.4	—	6.3
Stock-based compensation	0.6	1.0	30.2	31.8
Goodwill impairment	87.3	124.5	—	211.8
Other impairments	—	2.5	4.5	7.0
Non-operating expenses	14.6	2.6	13.8	31.0
Other income / expense	—	—	0.1	0.1
Adjusted EBITDA	$86.9	$124.0	$(46.2)	$164.7

Our Business Segments
We manage and report our business in two business segments: Medical and Nuclear & Safety.
Medical includes products and services for radiation therapy, nuclear medicine and personal dosimetry. This segment’s principal product offering is in Radiation Therapy Quality Assurance, which includes solutions for calibrating and/or verifying imaging, treatment machine, patient treatment plan, and patient treatment accuracy. The advancing field of Nuclear Medicine is also served by this market including products for radiation measurement, product handling, and medical imaging, inclusive of software across the radiopharmaceutical lifecycle. Dosimetry solutions monitoring the total amount of radiation medical staff members are exposed to over time.
Nuclear & Safety includes products and services focused on addressing critical radiation safety, measurement and analysis applications across nuclear energy, laboratories and research and other industrial markets such as defense. For Nuclear Power Plants ("NPPs"), we sell products and services for use at any stage of their life (construction, operation, decommissioning and dismantling), with NPPs representing the majority of our sales into the nuclear end market.

Recent Developments
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia's invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Nuclear & Safety segment. As of December 31, 2024, the Company has approximately $7.1 million in net contract assets and accounts receivable for Russian customers and channel partners. The Company maintains $12.9 million in advance payment guarantees and $13.0 million in performance guarantees in support of these projects. The remaining performance obligations in our backlog for Russian-related projects was approximately $115.5 million at December 31, 2024.
In April 2023, one of our Russian customers made a claim against the Company, including liquidated damages for certain delays under the terms of an active project, in the amount of $19.3 million, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties), subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars). In November 2024, the Company reached an agreement to modify the underlying contract and the claim was rescinded by the customer. The modification was accounted for under ASC 606 Revenue Recognition which resulted in an immaterial impact to the Consolidated Statement of Operations for the fiscal year ended December 31, 2024.
In June 2023, the same Russian customer made a demand against the Company for the return of all payments received by the Company (totaling $10.2 million) related to a Finland nuclear power plant project cancelled in May 2022. In September 2024, the Company entered into a settlement agreement with the customer agreeing to refund €4.4 million to the customer. The amount is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet as of December 31, 2024, and the settlement resulted in an immaterial impact to the Consolidated Statement of Operations for the twelve months ended December 31, 2024.

The Company will continue to monitor the social, political, regulatory and economic environment in Ukraine and Russia, and will consider actions as appropriate.

Interest Rates

Global interest rates remained elevated during 2024 after the series of U.S. federal funds interest rate increases that have occurred since late 2022, with slight decreases since late 2023. The Company's 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility (maturing in October 2028) and a $90.0 million senior secured revolving facility (expiring and maturing in October 2026) (collectively, the “Credit Facilities”).
In response to the current interest rate environment, the Company refinanced the Credit Facilities on May 22, 2024 and reduced the term loan facility applicable margin rate to the greater of the Secured Overnight Financing Rate ("SOFR") or 0.50% plus 2.25% (previously 2.75% prior to the refinancing) and reduced the credit spread based upon rate term to 0%. There were no other changes to the terms of the Credit Facilities as a result of the refinancing. The change was accounted for prospectively as a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments.
The interest rate for the term loan was 6.85% and 8.40% as of December 31, 2024 and December 31, 2023, respectively.
Biodex Rehab Sale
On April 3, 2023, the Company closed the sale of the Biodex Rehabilitation ("Rehab") business to Salona Global Medical Device Corporation ("Salona"). As a result, Rehab operating results are included in Mirion's operating results for the three months ended March 31, 2023.
Subsequent to the closing and during the fiscal year ended December 31, 2023, significant events occurred that negatively impacted the Company's ability to collect the remaining $7.0 million of cash payments owed for the sale, including disclosure by Salona that substantial doubt existed as to its ability to continue as a going concern. The Company elected to apply ASC 450 Contingencies to determine the loss on the business disposal since remaining payments were contingent on Salona's financial situation. As a result a loss on sale of business of $6.5 million was recorded in the Consolidated Statement of Operations during the year ended December 31, 2023.
During the fiscal year ended December 31, 2024, Salona paid $1.2 million of the amount owed for the sale, and accordingly the Company recorded the payment as a reversal of the contingent loss in the Consolidated Statements of

Operations. Doubt still exists regarding Salona's ability to pay the remaining amounts owed, and the Company will continue to monitor the situation.
ec2 Software Solutions LLC and NUMA LLC Acquisition
On November 1, 2023, the Company acquired ec2 Software Solutions LLC and NUMA LLC (collectively “ec2”) for $33 million of cash consideration. Headquartered in Somerset, NJ, ec2 is a medical software company that designs, implements, and supports comprehensive software solutions servicing the nuclear medicine industry. The ec2 team and portfolio of solutions were integrated as part of the Company's Medical segment. As a result, ec2 operating results are included in Mirion's operating results for the full twelve months ended December 31, 2024, but are only included for the final two months in fiscal year 2023.
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

As a result of the change in the fair value of the warrant liabilities through the Redemption Date, the Company recorded a $5.3 million loss resulting from the change in fair value of warrant liabilities through the date of exercise, exchange, or redemption within the Consolidated Statement of Operations. Additionally, the exercises of the Public Warrants and the exchange of the Private Placement Warrants resulted in $42.3 million and $18.3 million increases, respectively, to additional paid-in capital during the fiscal year ended December 31, 2024.

Profits Interests

On June 17, 2021, the former sponsor of GS Acquisition Holdings Corp II, with which the Company consummated its business combination on October 21, 2021, issued 4,200,000 Profits Interests to Lawrence Kingsley, the current Chairman of the Board of Directors of the Company, 3,200,000 Profits Interests to Thomas Logan, the Chief Executive Officer of Mirion, and 700,000 Profits Interests to Brian Schopfer, the Chief Financial Officer of Mirion. The membership interests were effectively paired one-for-one with restricted shares of our Class A common stock held by the sponsor.

We recognized the grant of the restricted membership interests as stock-based compensation expenses on a straight-line basis over the related service period of which the majority of the interests vested over a two-year period ended October 2023. During the fourth quarter of the fiscal year ended December 31, 2024, the membership interests became fully vested and were settled in full for shares of our Class A common stock. Stock-based compensation expense for such membership interests for the fiscal year ended December 31, 2024 was $2.9 million as compared to $13.3 million for the fiscal year ended December 31, 2023.

Facility Closure

In the fiscal year ended December 31, 2024, management announced that it would close its Middleton, Wisconsin office and move operations to our Virginia facility within the Medical segment in an effort to simplify product lines and cease the production of the lasers product line. As a result of the announcement, the Company recorded $1.1 million in severance costs and $3.4 million of losses for the impairment of the facility's right-of-use asset and related leasehold improvements and write-off of inventories (included as part of our restructuring charges, see Note 20, Restructuring and Related Impairments, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Trade Policy

To the extent governments in various regions implement or intensify barriers to trade, such as erecting tariffs or other barriers, there could be a significant future negative impact on the Company. We are continuing to assess the full implications of the U.S. government's February 1, 2025 tariffs on imports from China, and the potential for other new tariffs, including with respect to Canada, Mexico and Europe. The impacts of any such tariffs on us depend on a number of factors including the scope and timing, how our suppliers react, possible substitution effects and other possible secondary effects (e.g. foreign exchange rates; price inflation), and accordingly cannot be estimated at this time.
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
Results of Operations
Year ended December 31, 2024 compared to year ended December 31, 2023

(Dollars in millions)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Revenues	$860.8	$800.9	$59.9	7.5%
Cost of revenues	461.1	444.5	16.6	3.7%
Gross profit	399.7	356.4	43.3	12.1%
Selling, general and administrative expenses	341.1	340.1	1.0	0.3%
Research and development	35.0	31.7	3.3	10.4%
(Gain) loss on disposal of business	(1.2)	6.5	(7.7)	(118.5)%
Income (loss) from operations	24.8	(21.9)	46.7	(213.2)%
Interest expense, net	51.3	57.1	(5.8)	(10.2)%
Loss on debt extinguishment	—	2.6	(2.6)	(100.0)%
Foreign currency loss/(gain), net	2.2	(0.3)	2.5	(833.3)%
Increase in fair value of warrant liabilities	5.3	24.8	(19.5)	(78.6)%
Other income, net	(0.1)	(0.8)	0.7	(87.5)%
Loss before benefit from income taxes	(33.9)	(105.3)	71.4	(67.8)%
Loss (benefit) from income taxes	2.7	(6.6)	9.3	(140.9)%
Net loss	(36.6)	(98.7)	62.1	(62.9)%
Loss attributable to noncontrolling interests	(0.5)	(1.8)	1.3	(72.2)%
Net loss attributable to stockholders	$(36.1)	$(96.9)	$60.8	(62.7)%
Overview
Revenues for the year ended December 31, 2024 were $860.8 million resulting in an increase of $59.9 million, or 7.5%, from the prior year. Our Medical segment contributed $299.7 million and $284.5 million of revenues for the year ended December 31, 2024 and 2023, respectively. Our Nuclear & Safety segment contributed $561.1 million and $516.4 million of revenues for the year ended December 31, 2024 and 2023, respectively. Gross profit was $399.7 million and $356.4 million for the year ended December 31, 2024 and 2023, respectively, resulting in a $43.3 million increase from the prior year.
Net loss was $36.6 million and $98.7 million for the year ended December 31, 2024 and 2023, respectively. Our Medical segment contributed $22.3 million income from operations and $13.0 million income from operations for the year ended December 31, 2024 and 2023, respectively. Our Nuclear & Safety segment was responsible for $78.9 million income from operations and $46.0 million income from operations for the year ended December 31, 2024 and 2023, respectively. The overall decrease in net loss is primarily driven by increased revenues in both Medical and Nuclear & Safety segments, decreased amortization expense in the current year, lower selling, general and administrative costs associated with reduced stock-based compensation expense, lower net interest expense of $5.8 million, and a $19.5 million change in the loss from fair value of warrant liabilities. Partially offsetting these items were higher provision for/lower benefit from income taxes in the current year, increased restructuring costs due to the closure of our Middleton facility, and higher costs associated with information technology systems implementations and our global procurement office establishment.
Revenues
Revenues were $860.8 million for the year ended December 31, 2024 and $800.9 million for the year ended December 31, 2023, which represents a $59.9 million increase period over period. Revenues increased $15.6 million due to price increases, $41.0 million from volume growth, and $11.4 million due to the acquisition of the ec2 business. Partially offsetting the increases were reduced revenues from China and Russia in our Medical segment by $4.7 million, and reduced revenues from the disposal of Rehab by $3.6 million.
Medical segment revenues increased $15.2 million for the year ended December 31, 2024 compared with the year ended December 31, 2023 primarily due to price increases, organic volume growth, and the current year impact of the ec2 acquisition. Partially offsetting the increase in Medical segment revenues period over period were reduced revenues from China and Russia orders compared to the prior year and reduced revenues from the disposal of the Rehab business in the prior year (see Note 2, Business Combinations, Acquisitions, and Business Disposals, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
Nuclear & Safety segment revenues increased $44.7 million for the year ended December 31, 2024 compared with the year ended December 31, 2023 primarily due to price increases and organic volume growth, partially offset by projects execution timing.
Cost of revenues
Cost of revenues was $461.1 million for the year ended December 31, 2024 and $444.5 million for the year ended December 31, 2023, which represents a $16.6 million increase period over period.
Cost of revenues related to the Medical segment increased $6.6 million period over period due to an increase in cost of revenues due to higher operations from organic growth over the same period, increased depreciation, increased costs from the ec2 acquisition, and inflation, partially offset by a reduction of cost of revenues from the disposal of Rehab (see Note 2, Business Combinations, Acquisitions, and Business Disposals, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K) and various cost productivity initiatives.
Cost of revenues related to the Nuclear & Safety segment increased $10.0 million period over period. The increase was primarily driven by increased revenues over the same period and inflation, partially offset by a positive product mix from higher margin projects and products in the current year, projects execution timing, and other cost saving initiatives.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $341.1 million for the year ended December 31, 2024 and $340.1 million for the year ended December 31, 2023, resulting in an increase of $1.0 million.
Our Medical segment incurred lower SG&A expenses of $0.5 million for the year ended December 31, 2024 compared to the previous period. The decrease was primarily due to decreased depreciation and amortization, bonus expenses in the current year, and lower SG&A expenses from the disposal of Rehab. Offsetting these increases were inflation, bad debt expense, higher SG&A associated with restructuring, and the impact from the ec2 acquisition.
Our Nuclear & Safety segment incurred higher SG&A expenses of $0.8 million for the year ended December 31, 2024 compared to the previous period. The increase was primarily driven by increased compensation and facility costs due to inflation and higher headcount in the current year, partially offset by decreased amortization expense resulting from fully amortized intangible assets.
Corporate SG&A expenses were $70.8 million for the year ended December 31, 2024 and $70.1 million for the year ended December 31, 2023. The lower SG&A expenses of $0.7 million were driven by a decrease in stock-based compensation expense under the 2021 Omnibus Incentive Plan and Profit Interests (see Note 15, Stock-Based Compensation, to the Consolidated Financial Statements included elsewhere this Annual Report on Form 10-K) and lower costs for mergers and acquisitions, partially offset by increased compensation costs, higher costs associated with information technology systems implementations and additional professional services associated with our global procurement office establishment.

Research and development
Research and development (“R&D”) expenses were $35.0 million for the year ended December 31, 2024 and $31.7 million for the year ended December 31, 2023, resulting in a increase of $3.3 million. The increase in R&D expense was primarily due to increased compensation costs (inflation and headcount) for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
(Gain) loss on disposal of business
(Gain) loss on disposal of business were $(1.2) million and $6.5 million for the year ended December 31, 2024 and 2023, respectively, related to the sale of the Rehab business. See discussion in "Recent Developments—Biodex Rehab Sale" for further details.
Income (loss) from operations
Income (loss) from operations were $24.8 million and $(21.9) million and 2023, respectively, representing an increase of $46.7 million. On a segment basis, income from operations in the Medical segment were $22.3 million and $13.0 million for the year ended December 31, 2024 and 2023, respectively, representing an increase of $9.3 million. Income from operations in the Nuclear & Safety segment were $78.9 million and $46.0 million for the year ended December 31, 2024 and 2023, respectively, representing an increase of $32.9 million. Corporate expenses were $76.4 million and $80.9 million for the year ended December 31, 2024 and 2023, respectively, representing a decrease in loss from operations of $4.5 million. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $51.3 million for the year ended December 31, 2024 and $57.1 million for the year ended December 31, 2023. The decrease in interest expense was due to the $127.3 million early debt repayment using proceeds from the $150.0 million T. Rowe Price direct investment in 2023, lower interest rates negotiated with the debt refinancing during the year ended December 31, 2024, lower SOFR rates compared to prior year, interest from derivatives, and additional interest earned on cash deposits in the current year. For more information, see Note 8, Borrowings, and Note 18, Derivatives and Hedging, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Foreign currency loss (gain), net
We recorded a loss of $2.2 million for the year ended December 31, 2024 and a gain of $0.3 million for the year ended December 31, 2023 from foreign currency exchange. The change in net foreign currency loss is due primarily to fluctuations in European local currencies in relation to the U.S. dollar.
Change in fair value of warrant liabilities
We recognized an unrealized loss of $5.3 million and $24.8 million for the year ended December 31, 2024 and 2023, respectively, representing a $19.5 million reduction in loss period over period. This change is due to the settlement of the Public Warrant and Private Placement Warrant liabilities in conjunction with the warrants redemptions/exchange during the year ended December 31, 2024 compared to the year ended December 31, 2023. See Note 1, Nature of Business and Summary of Significant Accounting Policies, and Note 17, Fair Value Measurements, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Income taxes
The effective income tax rate was (7.9)% and 6.3% for the year ended December 31, 2024 and December 31, 2023, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal permanent differences and the impact of valuation allowances.

Business segments

The following provides detail for business segment results for the nine months ended December 31, 2024 and 2023. Segment (loss) income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, loss on debt extinguishment, foreign currency loss (gain), net, and other income, net, are not allocated to segments.

For reconciliations of segment revenues and operating income to our consolidated results, see Note 16, Segment Information, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Medical

(Dollars in millions)	December 31, 2024	December 31, 2023	$ Change	% Change
Revenues	$299.7	$284.5	$15.2	5.3%
Income (loss) from operations	$22.3	$13.0	$9.3	71.5%
Income (loss) from operations as a % of revenues	7.4%	4.6%
Medical segment revenues were $299.7 million for the year ended December 31, 2024 and $284.5 million for the year ended December 31, 2023, which is an increase of $15.2 million. Revenues increased $12.1 million due to price increases and volume growth excluding China and Russia, and $11.4 million due to the acquisition of the ec2 business. Partially offsetting the increase in the Medical segment revenues period over period were reduced revenues from the disposal of Rehab by $3.6 million and reduced revenues from China , due to increased regulation requirements, and Russia due to geopolitical impacts, compared to the prior year by $4.7 million.
Income from operations was $22.3 million for the year ended December 31, 2024 and loss from operations was $13.0 million for the year ended December 31, 2023, respectively, representing an increase in income from operations of $9.3 million. The increase in income from operations period over period was largely due to the increased revenues noted previously, lower bonus expenses of $3.3 million, and a net impact from the ec2 business of $1.9 million. Partially offsetting the increase in income were higher restructuring and related impairment costs of $4.2 million, and $0.9 million of additional bad debt expense in the current year.
Nuclear & Safety

(Dollars in millions)	December 31, 2024	December 31, 2023	$ Change	% Change
Revenues	$561.1	$516.4	$44.7	8.7%
Income (loss) from operations	$78.9	$46.0	$32.9	71.7%
Income (loss) from operations as a % of revenues	14.1%	8.9%
Nuclear & Safety segment revenues were $561.1 million for year ended December 31, 2024 and $516.4 million for the year ended December 31, 2023, representing an increase of $44.7 million. The increase is primarily driven from price increases and volume growth.
Income from operations was $78.9 million for the year ended December 31, 2024 and loss from operations was $46.0 million for the year ended December 31, 2023. Income from operations increased $32.9 million period over period driven primarily by the changes in revenues described above, improved gross margins due to a positive product mix compared to prior year, and $10.7 million in lower amortization expenses due to fully amortized intangible assets. Partially offsetting the increases in income from operations were increased compensation costs of $6.1 million and increased facility costs of $2.4 million (primarily utilities and repairs and maintenance costs).
Corporate and other
Corporate and other costs include costs associated with our corporate headquarters located in Georgia, as well as centralized global functions including Executive, Finance, Legal and Compliance, Human Resources, Technology, Strategy, and Marketing and other costs related to company-wide initiatives.

Corporate and other costs were $76.4 million for the year ended December 31, 2024 and $80.9 million for the year ended December 31, 2023, which represents a decrease of $4.5 million. The decrease versus the comparable period was predominantly driven by a decrease in stock-based compensation expense of $7.3 million (see Note 14, Stock-Based Compensation, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K), and a $3.8 million reduction in mergers and acquisitions costs, offset by an increase of $3.1 million in compensation expenses, $1.5 million in informational technology systems implementation costs, and $3.0 million in professional services related to the establishment of our global procurement office. For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 16, Segment Information, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

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
Overview
Revenues for the year ended December 31, 2023 were $800.9 million resulting in an increase of $83.1 million, or 11.6%, from the prior year. Our Medical segment contributed $284.5 million and $271.7 million of revenues for the year ended December 31, 2023 and 2022, respectively. Our Nuclear & Safety segment contributed $516.4 million and $446.1 million of revenues for the year ended December 31, 2023 and 2022, respectively. Gross profit was $356.4 million and $310.1 million for the year ended December 31, 2023 and 2022, respectively, resulting in a $46.3 million increase from the prior year.
Net loss was $98.7 million and $288.4 million for the year ended December 31, 2023 and 2022, respectively. Our Medical segment contributed $13.0 million income from operations and $98.9 million loss from operations for the year ended December 31, 2023 and 2022, respectively. Our Nuclear & Safety segment was responsible for $46.0 million income from operations and $103.1 million loss from operations for the year ended December 31, 2023 and 2022, respectively. The overall decrease in net loss is primarily driven by increased revenues in both Medical and Nuclear & Safety segments, decreased amortization expense in the current year due to fully amortized intangibles and certain intangibles amortizing using the double declining balance method, lower selling, general and administrative costs associated with reduced stock-based compensation expense, lower professional services fees associated with becoming a public company in the prior year and lower costs to achieve operational efficiencies, and $87.3 million and $124.5 million goodwill impairment charges in the Medical and Nuclear & Safety segment, respectively, during the year ended December 31, 2022.

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
Nuclear & Safety segment revenues increased period over period primarily due to price increases, organic volume growth driven by Nuclear and Labs & Research, the positive impact from foreign currency exchange rate fluctuations, and the impact of the SIS acquisition. See “Business segments” below for more information on our business segments.
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
Cost of revenues related to the Nuclear & Safety segment increased $40.1 million period over period. The increase was primarily driven by an increase in operations and revenues over the same period, increased costs related to the SIS business acquired in August 2022, an unfavorable foreign currency impact, increased costs from supply chain issues, and inflation. Partially offsetting the increase in cost of revenues was an improved product margin mix and delays due to the Russia-Ukraine conflict. In addition, cost of revenues for the year ended December 31, 2022 includes costs from purchase accounting related to the fair value of inventory from the Business Combination that were not applicable during the year ended December 31, 2023.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $340.1 million for the year ended December 31, 2023 and $362.3 million for the year ended December 31, 2022, resulting in a decrease of $22.2 million.
Our Medical segment incurred lower SG&A expenses of $7.6 million for the year ended December 31, 2023 compared to the previous period. The decreases were primarily due to the impact of the decreased amortization expense resulting from intangible assets acquired in the Business Combination that were fully amortized by the fourth quarter of 2022 and other intangibles from the Business Combination that were amortized using the double declining balance method and lower SG&A expenses related to the Rehab business that was disposed in the year ended December 31, 2023. Additionally, SG&A for the year ended December 31, 2022 includes a full impairment of an equity investment. Partially offsetting the decreases was the impact of higher bad debt expense and inflation. Our Nuclear & Safety segment incurred higher SG&A expenses of $5.2 million for the year ended December 31, 2023 compared to the previous period. The increase was primarily driven by inflation, foreign currency impacts, and higher SG&A associated with the acquired SIS business, partially offset by decreased amortization expense resulting from certain intangible assets acquired in the Business Combination that were amortized using the double declining balance method.
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
Research and development
Research and development (“R&D”) expenses were $31.7 million for the year ended December 31, 2023 and $30.3 million for the year ended December 31, 2022, resulting in a increase of $1.4 million. The increase in R&D expense was primarily due to the impact of the ec2 acquisition in the amount of $1.7 million in the Medical segment for the year ended December 31, 2023, partly offset by R&D spend decreases in both the Medical and Nuclear & Safety segments.
Goodwill impairment
Goodwill impairment charges were $211.8 million for the year ended December 31, 2022. In the second quarter of the year ended December 31, 2022, the Company concluded that a triggering event had occurred in the RMS reporting unit of the Industrial segment as a result of the Russia-Ukraine conflict during the year. Based on the quantitative test for the RMS reporting unit, the Company determined that the carrying value exceeded the fair value. As such, the Industrial segment recognized its best estimate of a non-cash impairment loss in the amount of $55.2 million (see Note 7, Goodwill and Intangible Assets, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
In the fourth quarter of the year ended December 31, 2022, the Company performed its annual impairment test for all reporting units. The results of the analysis indicated that carrying values of the DMD EA (Industrial segment) and DSD (Medical segment) reporting units were in excess of their respective fair values. Therefore, the Company recorded non-cash impairment losses of $69.3 million and $87.3 million for the DMD EA and DSD reporting units, respectively, in the caption Goodwill impairment in our Consolidated Statements of Operations (see Note 7, Goodwill and Intangible Assets, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
Impairment loss on business held for sale
Impairment loss on business held for sale was $3.5 million for the year ended December 31, 2022. In November 2022, the Company reached a preliminary agreement to sell the Rehab business to Salona Global Medical Device Corporation ("Salona") for a purchase price of $8.0 million. As of December 31, 2022, the Company classified the assets and liabilities of Rehab as held for sale, and recorded an impairment loss of $3.5 million during the year ended December 31, 2022 representing the difference between fair value less cost to sell and carrying value.
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
Loss from operations
Loss from operations were $21.9 million and $297.8 million for the year ended December 31, 2023 and 2022, respectively, representing a decrease of $275.9 million. On a segment basis, income from operations in the Medical segment for the year ended December 31, 2023 was $13.0 million and loss from operations for the year ended December 31, 2022 was $98.9 million, representing an increase of $111.9 million. Income from operations in the Nuclear & Safety segment for the year ended December 31, 2023 was $46.0 million and loss from operations for the year ended December 31, 2022 was $103.1 million, representing an increase of $149.1 million. Corporate expenses were $80.9 million and $95.8 million for the year ended December 31, 2023 and 2022, respectively, representing a decrease in loss from operations of $14.9 million. See “Business segments” and “Corporate and other” below for further details.
Interest expense
Interest expense, net, was $57.1 million for the year ended December 31, 2023 and $41.9 million for the year ended December 31, 2022. The $15.2 million increase in interest was due to higher interest rates associated with the 2021 Credit

Agreement during the year ended December 31, 2023 compared to the interest rates during the year ended December 31, 2022, partially offset by the impact from the early debt repayment achieved with the proceeds from the T. Rowe Price direct investment and interest settlements of open derivatives in the current year. For more information, see Note 8, Borrowings, and Note 18, Derivatives and Hedging, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
Nuclear & Safety

(Dollars in millions)	December 31, 2023	December 31, 2022	$ Change	% Change
Revenues	$516.4	$446.1	$70.3	15.8%
Income (loss) from operations	$46.0	$(103.1)	$149.1	(144.6)%
Income (loss) from operations as a % of revenues	8.9%	(23.1)%
Nuclear & Safety segment revenues were $516.4 million for year ended December 31, 2023 and $446.1 million for the year ended December 31, 2022, representing an increase of $70.3 million. The increase is primarily driven by $45.5 million from price increases and organic growth mainly in our Nuclear and Labs and Research markets, the impact of the SIS acquisition by $20.7 million, and the favorable foreign currency impact of $4.1 million.
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
At December 31, 2024 and December 31, 2023, we had $175.6 million and $128.8 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $131.9 million and $105.4 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $90.0 million of revolving borrowings.The amount available on the revolver as of December 31, 2024 and December 31, 2023 was approximately $72.1 million and $73.3 million, respectively.
There is a discussion in Note 8, Borrowings, of the Consolidated Financial Statements included elsewhere in this Form 10-K of the long-term debt arrangements issued by Mirion. For more information on our lease commitments, see Note 9, Leased Assets, of the Consolidated Financial Statements and for other commitments and contingencies, see Note 10, Commitments and Contingencies to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.
Debt Profile
2021 Credit Agreement
The Company maintains a credit agreement (the “2021 Credit Agreement”) among Mirion IntermediateCo Inc., a Delaware corporation, as Holdings, Mirion Technologies (US Holdings), Inc., as the Parent Borrower, Mirion Technologies (US), Inc., as the Subsidiary Borrower, the lending institutions party thereto, and Citibank, N.A., as the Administrative Agent and Collateral Agent.
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

The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on December 31, 2024 and December 31, 2023.
Term Loan - The term loan has a seven-year term (expiring October 2028) and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023 through May 21, 2024) or 0.50%, plus 2.75%. On May 22, 2024, the Company entered into Amendment No.3 (the “Amendment”) to the Credit Agreement. The Amendment reduced the applicable margin rate on the term loans from 2.75% to 2.25% and reduced the credit spread based upon rate term to 0%, with other terms and conditions remaining consistent (effectively the existing loan was refinanced). The Amendment was accounted for prospectively as a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments. The interest rate was 6.85% and 8.40% as of December 31, 2024, and December 31, 2023, respectively. The Company repaid zero and $127.1 million for the period ended December 31, 2024, and the period ended December 31, 2023, respectively.
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
Revolving Line of Credit - The revolving line of credit arrangement has a five year term and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 2023) or 0%, plus 2.75%. The agreement requires the payment of a commitment fee of 0.50% per annum for unused commitments. The revolving line of credit matures in October 2026, at which time all outstanding revolving facility loans and accrued and unpaid interest are due. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of December 31, 2024, and December 31, 2023. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $17.9 million and $16.7 million as of December 31, 2024, and December 31, 2023, respectively. The amount available on the revolver as of December 31, 2024, and December 31, 2023 was approximately $72.1 million and $73.3 million, respectively.
Share Repurchase Program
In December 2024, we instituted a share repurchase program for up to $100 million of the currently outstanding shares of our Class A common stock, as approved by our Board of Directors. Under the share repurchase program, we intend to repurchase shares through open market purchases, privately negotiated transactions, block purchases and otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. We have not repurchased any shares as of December 31, 2024.

Hedges
As a result of the Company’s European operations, we are exposed to fluctuations in exchange rates between the Euro and U.S. dollar (our functional currency). As such, we entered into cross-currency rate swaps during the year ended December 31, 2023, to manage currency risks related to foreign exchange in foreign operations. The Company is also subject to interest rate risk related to the Credit Facilities. As such, we entered into an interest rate swap (notional amount of $75.0 million) during the year ended December 31, 2024, to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments.
The interest rate swap is a derivative financial instrument that has been designated and qualifies as a cash flow hedge. The changes in the fair values of the cash flow hedge are recorded in accumulated other comprehensive loss (“AOCL”) and are reclassified into the line item in our Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCL into earnings. During the year ended December 31, 2024, the new interest rate swap resulted in gains of $0.2 million recognized in other comprehensive income ("OCI"), respectively. Gains of $1.0 million were recognized in income through interest expense and reclassified from OCI during the same periods.
The cross-currency rate swaps are derivative financial instruments that have been designated and qualify as hedges of net investments in our foreign operations. Accordingly, the changes in the fair values of the swaps are recognized in net investment hedges adjustments, a component of AOCL, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change. The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	December 31, 2024	December 31, 2023
Cross-currency rate swaps	€238.8	€238.8	$15.2	$(10.4)	$(12.9)
Total	€238.8	€238.8	$15.2	$(10.4)	$(12.9)

For more discussion of the hedges of net investments, see Note 17, Fair Value Measurement, and Note 18, Derivatives and Hedging, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Cash Flows

(In millions)	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Net cash provided by (used in) operating activities	$99.1	$95.2	$39.4
Net cash used in investing activities	$(43.7)	$(64.7)	$(39.5)
Net cash (used in) provided by financing activities	$(3.3)	$22.6	$(7.0)

Year ended December 31, 2024 as compared to year ended December 31, 2023
Net Cash Provided by Operating Activities
Operating activities provided net cash of $99.1 million for the year ended December 31, 2024, as compared to net cash provided of $95.2 million for the year ended December 31, 2023. The increase in net cash provided by operating activities was $3.9 million. The primary causes of the change were an improvement in net loss of $62.1 million, partially offset by a $19.5 million decrease in the loss from fair values of warrant liabilities which were redeemed during 2024, a $7.2 million decrease in loss on disposal of business related to the Rehab business, a $6.3 million decrease in stock compensation expense primarily due to the completed vesting of profit interests and a $26.1 million decrease in cash flows from operating assets and liabilities. The decrease in cash flows from operating assets and liabilities was primarily the result of a $42.1 million increase in contracts in progress (see Note 3, Contracts in Progress,to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K) due to both an increased number of contracts and timing of milestone billing as compared to prior year, partially offset by an increased cash flow of $11.3 million in Accrued expenses and other current liabilities due to increased customer deposits for new contracts and other increased accrued liabilities (primarily bonus and income taxes) for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023.
Net Cash Used in Investing Activities
Net cash used in investing activities was $43.7 million for the year ended December 31, 2024 as compared to net cash used of $64.7 million for the year ended December 31, 2023. The decrease in net cash used of $21.0 million was driven primarily by the $31.4 million cash consideration paid for the purchase of ec2 during the fiscal year ended December 31, 2023, offset by the $11.7 million increase in purchases of property, plant and equipment, primarily in support of our InstadoseVUE badge product introduction in our dosimetry services business and continued investment in digital products across both segments.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $3.3 million for the year ended December 31, 2024 as compared to net cash provided of $22.6 million during the year ended December 31, 2023. The decrease in net cash provided of $25.9 million was primarily due to the $22.7 million change relating to the $150.0 million of gross proceeds received from the T. Rowe direct investment in the prior year partially offset by debt repayments made with those funds of $127.3 million.
Year ended December 31, 2023 as compared to year ended December 31, 2022
Net Cash Provided by Operating Activities
Operating activities provided net cash of as compared to net cash provided of $95.2 million for the year ended December 31, 2023, as compared to net cash provided of $39.4 million for the year ended December 31, 2022. The increase in net cash provided of $55.8 million is due to improved net income of $18.1 million after adjusting for non-cash items with the remainder due to increased cash from net working capital, specifically from reduced inventory levels due to a more favorable supply chain and collections on contract assets and liabilities in the current year.
Net Cash Used in Investing Activities
Net cash used in investing activities was $64.7 million for the year ended December 31, 2023 as compared to used net cash of $39.5 million for the year ended December 31, 2022. The increase in net cash used of $25.2 million was driven primarily by the $31.4 million cash consideration paid for the Asset Purchase of ec2 during the year ended 2023 as compared to $6.6 million of cash consideration paid for the purchase of the Critical Infrastructure business of Collins Aerospace, offset by an increase of $3.3 million in interest received on the cross currency swaps that were entered into during the fourth quarter of 2022.
Net Cash (Used in) Provided by Financing Activities
Financing activities provided net cash of $22.6 million for the year ended December 31, 2023 as compared to net cash used of $7.0 million during the year ended December 31, 2022. The increase in net cash provided of $29.6 million primarily relates to the $150.0 million proceeds received on the T. Rowe direct investment offset by increased debt repayments of approximately $120.7 million.

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
Intangible Assets
Intangible assets relate to the value associated with our developed technology, customer relationships, remaining performance obligations, and trade names at the time of acquisition through business combinations.
The Company determined the fair value of intangible assets acquired through an income approach, using the excess earnings method for customer relationships and remaining performance obligations. Under the excess earnings method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. The relief from royalty method was used to determine the fair value of developed technology and trade name. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell products as well as judgments on the discount rates used and other variables. We determined the forecasts based on a number of factors, including our best estimate of near-term net sales expectations and long-term projections, which include review of internal and independent market analyses. The discount rate used was representative of the weighted average cost of capital.
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
In most cases, installation services represent a separate performance obligation. The customer simultaneously receives and consumes the benefits as the installation services are performed. The Company determines if the installation is a separate performance obligation by evaluating whether the service is distinct within the context of the contract and capable of being distinct. In evaluating whether the installation service is capable of being distinct, we consider whether other entities could complete the installation (based on the technical complexity of the service) and whether third parties offer a similar installation service. When the product and installation service are determined to be a combined performance obligation, revenue is recognized over time as the installation is performed and included in product revenue in the consolidated statement of operations.
The Company’s costs to obtain contracts are typically comprised of sales commissions. A majority of these costs relate to revenue that is recognized over a period that is less than one year. For costs related to revenue recognized over a period less than one year, the Company has elected the practical expedient under ASC 606 to expense these costs as incurred. The amount of deferred cost assets and related amortization was immaterial to our financial statements.

Assurance-type warranties guarantee that a product complies with agreed-upon specifications and accordingly are not separate performance obligations. A provision for the cost of fulfilling these warranties is recognized in the period during which the associated revenue is recognized.

Variable consideration such as sales rebates, sales discounts and sales returns are estimated and treated as a reduction of revenue in the same period the related revenue is recognized. These are estimated based on contractual terms, historical practices, and current trends, and are adjusted as new information becomes available. In some of our long contracts, variable consideration includes future increases based on published price indexes in the country of the underlying contract. We constrain our estimate of this variable consideration until the price index has been published by the applicable authority. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities. Amounts billed to customer for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of products in the period in which revenue is recognized. The Company has elected a practical expedient under ASC 606 that allows for shipping and handling activities that occur after the customer has obtained control of a good to be accounted for as a fulfillment cost. The Company does not adjust the promised amount of consideration for the effects of a significant financing component, if, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less.

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

Performance Obligations Satisfied Over Time:

The Company exercises judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the performance obligation. Typically, over-time revenue recognition is based on the utilization of the input measure of costs incurred to date relative to total estimated costs to measure progress. Throughout the life of a contract, this measure of progress captures the timing of our underlying technical performance activities (engineering design, customized material assembly, quality testing, and solution integration) which can fluctuate in the timing of delivering the customer's specifically designed solution versus the original project plans. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognize the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined. A significant change in an estimate on one or more contracts could have a material effect on the Company’s consolidated financial position, results from operations, or cash flows. However, there were no significant changes in estimated contract costs for the years ended December 31, 2024, 2023, or 2022.

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

Performance Obligations Satisfied at a Point in Time:

If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery. Where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have concluded that the customer has control of the equipment and that acceptance has occurred.

Contract Balances, Deferred Revenue and Customer Deposits

Revenue earned in excess of billings on contracts in progress (contract assets) are classified in the consolidated balance sheet in costs in excess of billings on uncompleted contracts. Amounts billed in excess of revenue earned (contract liabilities) are included in deferred contract revenue. Our billing terms for these over-time contracts are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions. Milestone billing is aligned to the timing of the associated performance of the Company at the contract onset and generally occurs multiple times in a given twelve month period. Unexpected project delays could impact the contract asset or liability position during the course of a contract. Contract asset balances are reviewed by management for future credit losses by considering factors such as historical experience, the customers' financial condition and current economic conditions. In circumstances where the Company is aware of a specific customer's inability to meet its financial and contractual obligations, a specific reserve is recorded against the contract asset. For more information, see Note 3, Contracts in Progress.

Deferred contract revenue also includes prepayments from customers, including milestone or installment payments, on projects for which services or products have commenced. For dosimetry and analytical services, many customers pay for these measuring and monitoring services in advance and these amounts are recorded as deferred contract revenue in the consolidated balance sheets, net of a reserve for estimated cancellations. Deferred revenue expected to be realized in excess of 12 months was $3.0 million and $2.9 million as of December 31, 2024 and 2023, respectively, and is included in Other Liabilities in the Consolidated Balance Sheet.

Customer deposits represent cash received for contracts in which product manufacturing or services have not commenced and the amounts received are fully refundable if the underlying good is not delivered. Customer deposits are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheet.

Payment terms for shipments to end-users are generally net 30 days. Payment terms for distributor shipments may range from 30 to 90 days.

Remaining Performance Obligations

Remaining performance obligations represent committed but undelivered contracts and purchase orders at period end. Maintenance-related activity and agreements that do not represent firm purchase orders are not included in remaining performance obligations. Customer agreements that contain cancellation for convenience terms are not reflected until firm purchase orders are received. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations. Expected timing of the satisfaction of performance obligations in our longer term projects can fluctuate due to changes such as procurement timing of specialized materials, engineering design changes, and changes in required technical work as determined in quality control testing.

The remaining performance obligations for all open contracts as of December 31, 2024 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $811.9 million and $857.1 million as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, the Company expects to recognize approximately 54%, 19%, 8%, and 19% of the remaining performance obligations as revenue during the fiscal years 2025, 2026, 2027 and 2028, respectively.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition, product category and market category is provided in Note 16, Segment Information.
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
New Accounting Standards
See Note 1, Nature of Business and Summary of Significant Accounting Policies, included elsewhere in this Annual Report on Form 10-K for a full description of any recent accounting pronouncements, including the respective expected dates of adoption and expected effects on our results of operations and financial condition.

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
Foreign currency exchange rate risk
In the normal course of business, we are exposed to changes in foreign currency exchange rates due to its worldwide presence and business profile. Foreign currency exposures relate to transactions denominated in currencies that differ from the functional currencies of our subsidiaries. We may from time to time use cross currency swap agreements or other hedging instruments to manage certain foreign currency exposures.
We derived approximately 42.1%, 40.6%, and 40.2% of our revenues during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively, from outside the United States through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Although we are impacted by the exchange rates of several currencies, our largest exposures are generally to the Euro, Canadian dollar, British Pound, and Japanese Yen. In conducting our foreign operations, we also make inter-company sales denominated in different currencies. These activities expose us to the effect of changes in foreign currency exchange rates. Flows of foreign currencies into and out of our operations are generally stable, regularly occurring and are recorded at fair market value in our financial statements.
During the year ended December 31, 2024, the effect of a hypothetical 10% change in foreign currencies that we have exposure to compared to the U.S. dollar would have impacted our revenues by approximately $43.8 million. As of the year ended December 31, 2024, if foreign exchange rates changed by 10%, the market value of our cross-currency rate swaps would change approximately $25.0 million.
During the year ended December 31, 2024, the effect of a hypothetical 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $20.4 million, . This impact does not consider the effects of a stronger or weaker dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and the demand for our products such as a strengthening dollar causes exports to become more expensive to foreign customers and businesses that must pay for them in other currencies.
Interest rates risk
We are exposed to changes in interest rates primarily as a result of our long-term debt. We may from time to time use interest rate swap agreements or other hedging instruments to manage the interest rate characteristics of a portion of our outstanding debt. In the year ended December 31, 2023, we executed an interest rate swap agreement effective June 30, 2023 through June 30, 2026, which entitles the Company to floating interest receipts for fixed interest payments on $75 million notional value. Based on the amounts and mix of our floating rate debt at December 31, 2024, if market interest rates increase an average of 100 basis points, our year-to-date interest expense would change by approximately $7.1 million and our interest rate swaps market value would change by approximately $1.0 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Mirion Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mirion Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Contracts in Progress - Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue from certain contracts that involve customization of equipment to customer specifications using a percentage-of-completion method measured on the cost-to-cost basis, because transfer of control to the customer is continuous. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs for the performance obligation. The Company uses costs incurred in the input method to determine progress, and revenue is recognized based on costs incurred to date plus the estimate of the margin at completion.
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
Atlanta, GA
February 26, 2025
We have served as the Company's auditor since 2015.

Mirion Technologies, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$175.2	$128.8
Restricted cash	0.3	0.6
Accounts receivable, net of allowance for doubtful accounts	177.7	172.3
Costs in excess of billings on uncompleted contracts	67.0	48.7
Inventories	133.2	144.1
Prepaid expenses and other current assets	41.3	44.1
Total current assets	594.7	538.6
Property, plant, and equipment, net	146.3	134.5
Operating lease right-of-use assets	30.3	32.8
Goodwill	1,426.2	1,447.6
Intangible assets, net	411.6	538.8
Restricted cash	0.1	1.1
Other assets	26.8	25.1
Total assets	$2,636.0	$2,718.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56.5	$58.7
Deferred contract revenue	96.6	103.4
Third-party debt, current	1.2	1.2
Operating lease liability, current	6.4	6.8
Accrued expenses and other current liabilities	102.7	95.6
Total current liabilities	263.4	265.7
Third-party debt, non-current	685.2	684.7
Warrant liabilities	—	55.3
Operating lease liability, non-current	27.1	28.1
Deferred income taxes, non-current	61.1	84.0
Other liabilities	40.1	50.7
Total liabilities	1,076.9	1,168.5
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 225,915,767 shares issued and outstanding at December 31, 2024; 218,177,832 shares issued and outstanding at December 31, 2023	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 6,504,885 shares issued and outstanding at December 31, 2024; 7,787,333 issued and outstanding at December 31, 2023	—	—
Treasury stock, at cost; 288,013 shares at December 31, 2024 and 149,076 shares at December 31, 2023	(3.2)	(1.3)
Additional paid-in capital	2,143.3	2,056.5
Accumulated deficit	(541.5)	(505.4)
Accumulated other comprehensive loss	(93.0)	(65.3)
Mirion Technologies, Inc. stockholders’ equity	1,505.6	1,484.5
Noncontrolling interests	53.5	65.5
Total stockholders’ equity	1,559.1	1,550.0
Total liabilities and stockholders’ equity	$2,636.0	$2,718.5

The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Revenues:
Product	$643.1	$597.8	$533.0
Service	217.7	203.1	184.8
Total revenues	860.8	800.9	717.8
Cost of revenues:
Product	348.7	339.7	307.5
Service	112.4	104.8	100.2
Total cost of revenues	461.1	444.5	407.7
Gross profit	399.7	356.4	310.1
Operating expenses:
Selling, general and administrative	341.1	340.1	362.3
Research and development	35.0	31.7	30.3
Goodwill impairment	—	—	211.8
Impairment loss on business held for sale	—	—	3.5
(Gain) loss on disposal of business	(1.2)	6.5	—
Total operating expenses	374.9	378.3	607.9
(Loss) income from operations	24.8	(21.9)	(297.8)
Other expense (income):
Third-party interest expense	57.9	61.9	42.5
Third-party interest income	(6.6)	(4.8)	(0.6)
Loss on debt extinguishment	—	2.6	—
Foreign currency loss (gain), net	2.2	(0.3)	4.9
Increase (decrease) in fair value of warrant liabilities	5.3	24.8	(37.6)
Other income, net	(0.1)	(0.8)	(0.4)
Loss before income taxes	(33.9)	(105.3)	(306.6)
Loss (benefit) from income taxes	2.7	(6.6)	(18.2)
Net loss	(36.6)	(98.7)	(288.4)
Loss attributable to noncontrolling interests	(0.5)	(1.8)	(11.5)
Net loss attributable to Mirion Technologies, Inc. stockholders	$(36.1)	$(96.9)	$(276.9)

Net loss per common share attributable to Mirion Technologies, Inc. stockholders — basic and diluted	$(0.18)	$(0.49)	$(1.53)
Weighted average common shares outstanding — basic and diluted	204.991	196.369	181.149
The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Net loss	$(36.6)	$(98.7)	$(288.4)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	(41.2)	18.8	(50.3)
Unrecognized actuarial gain (loss) and prior service benefit, net of tax	0.4	(0.1)	2.0
Unrealized gains (losses) on net investment hedges, net of tax	12.1	(8.0)	(10.0)
Unrealized gain on cash flow hedge, net of tax	0.1	0.1	—
Other comprehensive income (loss), net of tax	(28.6)	10.8	(58.3)
Comprehensive loss	(65.2)	(87.9)	(346.7)
Less: Comprehensive loss attributable to noncontrolling interests	(1.4)	(1.4)	(14.8)
Comprehensive loss attributable to Mirion Technologies, Inc. stockholders	$(63.8)	$(86.5)	$(331.9)
The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
Balance December 31, 2021	199,523,292	$—	8,560,540	$—	—	$—	$1,845.5	$(131.6)	$(20.7)	$90.8	$1,784.0
Warrant redemptions	100	—	—	—	—	—	—	—	—	—	—
Stock issued for vested restricted stock units	220,396	—	—	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	35,046	—	—	—	—	—	0.4	—	—	—	0.4
Conversion of shares of class B common stock to class A common stock	520,000	—	(520,000)	—	—	—	5.1	—	—	(5.1)	—
Purchase accounting adjustments to fair value of noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	—	—		—	—	—	31.4	—	—	—	31.4
Net loss	—	—	—	—	—	—	—	(276.9)	—	(11.5)	(288.4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(55.0)	(3.3)	(58.3)
Balance December 31, 2022	200,298,834	$—	8,040,540	$—	—	$—	$1,882.4	$(408.5)	$(75.7)	$69.0	$1,467.2
Warrant redemptions	100	—	—	—	—	—	—	—	—	—	—
Stock issued for vested restricted stock units	588,274	—	—	—	—	—	—	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(149,076)	—			149,076	(1.3)					(1.3)
Stock compensation to directors in lieu of cash compensation	43,636	—	—	—	—	—	0.4	—	—	—	0.4
Conversion of shares of class B common stock to class A common stock	253,207	—	(253,207)	—	—	—	2.1	—	—	(2.1)	—
Issuance of shares of class A common stock under a direct registered offering, net of offering costs	17,142,857	—	—	—	—	—	149.8	—	—	—	149.8
Stock-based compensation expense	—	—		—	—	—	21.8	—	—	—	21.8
Net loss	—	—	—	—	—	—	—	(96.9)	—	(1.8)	(98.7)
Other comprehensive loss	—	—	—	—	—	—	—	—	10.4	0.4	10.8
Balance December 31, 2023	218,177,832	$—	7,787,333	$—	149,076	$(1.3)	$2,056.5	$(505.4)	$(65.3)	$65.5	$1,550.0

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
Public warrants exercises	3,978,418	—	—	—	—	—	42.3	—	—	—	42.3
Private warrants exchange	1,768,000	—	—	—	—	—	18.3	—	—	—	18.3
Stock issued for vested restricted stock units	819,949	—	—	—	—	—	—	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(138,937)	—	—	—	138,937	(1.9)	—	—	—	—	(1.9)
Stock compensation to directors in lieu of cash compensation	28,057	—	—	—	—	—	0.3	—	—	—	0.3
Conversion of shares of class B common stock to class A common stock	1,282,448	—	(1,282,448)	—	—	—	10.6	—	—	(10.6)	—
Stock-based compensation expense	—	—	—	—	—	—	15.3	—	—	—	15.3
Comprehensive loss:											—
Net loss	—	—	—	—	—	—	—	(36.1)	—	(0.5)	(36.6)
Other comprehensive loss	—	—	—	—	—	—	—	—	(27.7)	(0.9)	(28.6)
Balance December 31, 2024	225,915,767	$—	6,504,885	$—	288,013	$(3.2)	$2,143.3	$(541.5)	$(93.0)	$53.5	$1,559.1
The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
OPERATING ACTIVITIES:
Net loss	$(36.6)	$(98.7)	$(288.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	150.4	162.8	174.5
Stock-based compensation expense	15.6	21.9	31.8
Loss on debt extinguishment	—	2.6	—
Amortization of debt issuance costs	3.1	3.1	3.5
Provision for doubtful accounts	3.4	1.8	0.3
Inventory obsolescence write down	5.2	2.3	0.9
Change in deferred income taxes	(23.8)	(30.9)	(37.2)
Loss on disposal of property, plant and equipment	0.5	0.6	3.4
Loss (gain) on foreign currency transactions	2.2	(0.3)	4.9
Increase (decrease) in fair values of warrant liabilities	5.3	24.8	(37.6)
Amortization of inventory step-up	—	—	6.3
Goodwill impairment	—	—	211.8
(Gain) loss on disposal of business	(1.2)	6.5	—
Other	1.8	(0.6)	3.6
Changes in operating assets and liabilities:
Accounts receivable	(12.0)	(5.0)	(14.8)
Costs in excess of billings on uncompleted contracts	(23.9)	1.9	(4.5)
Inventories	1.3	(0.5)	(34.8)
Deferred cost of revenue	0.3	0.7	(0.8)
Prepaid expenses and other current assets	(2.6)	(14.0)	(2.4)
Accounts payable	(1.5)	(9.9)	4.5
Accrued expenses and other current liabilities	11.3	2.6	5.5
Deferred contract revenue	(1.1)	23.9	6.9
Other assets	0.9	0.3	5.4
Other liabilities	0.5	(0.7)	(3.4)
Net cash provided by operating activities	99.1	95.2	39.4
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash and cash equivalents acquired	(1.0)	(31.4)	(6.6)
Purchases of property, plant, and equipment and badges	(48.8)	(37.1)	(34.2)
Sales of property, plant, and equipment	—	—	0.8
Proceeds from net investment hedge derivative contracts	3.6	3.8	0.5
Proceeds from business disposal	2.5	1.0	—
Other investing	—	(1.0)	—
Net cash used in investing activities	(43.7)	(64.7)	(39.5)
FINANCING ACTIVITIES:
Issuances of common stock	—	150.0	—
Common stock issuance costs	—	(0.3)	—
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(2.0)	(1.0)	—
Principal repayments	—	(127.3)	(6.6)
Deferred financing costs	(1.3)	—	—
Proceeds from net cash flow hedge derivative contracts	1.0	0.6	—
Other financing	(1.0)	0.6	(0.4)
Net cash (used in) provided by financing activities	(3.3)	22.6	(7.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7.0)	2.4	(3.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	45.1	55.5	(10.3)
Cash, cash equivalents, and restricted cash at beginning of period	130.5	75.0	85.3
Cash, cash equivalents, and restricted cash at end of period	$175.6	$130.5	$75.0

The accompanying notes are an integral part of these consolidated financial statements.

Mirion Technologies, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Mirion Technologies, Inc. (“Mirion,” the “Company,” "we," "our," or "us") is a global provider of radiation detection, measurement, analysis, and monitoring products and services to the medical, nuclear, and defense end markets. The Company provides products and services through two operating and reportable segments; (i) Medical and (ii) Nuclear & Safety (formerly Technologies). The Medical segment provides radiation oncology quality assurance, delivering patient safety solutions for diagnostic imaging and radiation therapy centers around the world, dosimetry solutions for monitoring the total amount of radiation medical staff members are exposed to over time, radiation therapy quality assurance solutions for calibrating and verifying imaging and treatment accuracy, and radionuclide therapy products for nuclear medicine applications such as product handling and medical imaging furniture. The Nuclear & Safety segment provides robust, field ready personal radiation detection and identification equipment for defense applications and radiation detection and analysis tools for power plants, labs, and research applications. Nuclear power plant product offerings are used for the full nuclear power plant lifecycle including core detectors and essential measurement devices for new build, maintenance, decontamination and decommission equipment for monitoring and control during fuel dismantling and remote environmental monitoring.

The Company is headquartered in Atlanta, Georgia and has operations in the United States, Canada, the United Kingdom, France, Germany, Finland, China, Belgium, the Netherlands, Estonia, Japan, and South Korea.

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

The Company recognizes a noncontrolling interest for the portion of Class B common stock of IntermediateCo that is not attributable to the Company. See Note 21, Noncontrolling Interest.

Segments

The Company manages its operations through two operating and reportable segments: Medical and Nuclear & Safety. These segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 16, Segment Information, for further detail.
Use of Estimates
Management estimates and judgments are an integral part of financial statements prepared in accordance with GAAP. We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our Consolidated Financial Statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include but are not limited to: goodwill and intangible assets; estimated progress toward completion for certain revenue contracts; uncertain tax positions, and tax valuation allowances.

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
Restricted Cash

The Company maintains restricted cash and cash equivalent accounts with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers. As of December 31, 2024 and December 31, 2023, combined current and non-current restricted cash on the Consolidated Balance Sheets was $0.4 million and $1.7 million, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents management's best estimate of the expected future credit losses from the Company's trade accounts. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially effect the provision. The Company performs detailed reviews by considering factors such as historical experience, the customers' financial condition, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, a specific reserve is recorded against the amounts due.
Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. The allowance for doubtful accounts was $5.2 million and $7.8 million as of December 31, 2024 and December 31, 2023, respectively.
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

The components of prepaid expenses and other current assets consist of the following (in millions):

	December 31, 2024	December 31, 2023
Prepaid insurance	$1.0	$1.0
Prepaid vendor deposits	5.4	7.6
Prepaid software licenses	6.8	3.5
Short-term marketable securities	5.9	5.3
Income tax receivable and prepaid income taxes	8.6	8.0
Other tax receivables	—	1.4
Other current assets	13.6	17.3
	$41.3	$44.1
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

Business Combinations
We account for business acquisitions in accordance with ASC 805, "Business Combinations." This standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.
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
Intangible Assets
Intangible assets relate to the value associated with our developed technology, customer relationships, remaining performance obligations, and trade names at the time of acquisition through business combinations.

The Company determined the fair value of intangible assets acquired through an income approach, using the excess earnings method for customer relationships and remaining performance obligations. Under the excess earnings method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. The relief from royalty method was used to determine the fair value of developed technology and trade name. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell products as well as judgments on the discount rates used and other variables. We determined the forecasts based on a number of factors, including our best estimate of near-term net sales expectations and long-term projections, which include review of internal and independent market analyses. The discount rate used was representative of the weighted average cost of capital.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset group are compared to the asset group’s carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. See Note 20 Restructuring and Recent Impairments for information on recent long-lived asset impairments associated with facility closures.
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
ARO liabilities totaled $3.1 million and $2.3 million at December 31, 2024 and December 31, 2023, respectively, and were included in Other liabilities in the consolidated balance sheets. Accretion expense related to these liabilities was not material for any periods presented.
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
Warrant Liability

As of December 31, 2023, the Company had outstanding warrants to purchase up to 27,249,779 shares of Class A common stock. The Company accounted for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classified the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until the warrants were exercised, exchanged, or redeemed, and any change in fair value was recognized in the Company’s consolidated statements of operations. The fair value of the warrants (the "Public Warrants") was measured based on the listed market price of such Public Warrants. As the transfer of certain warrants issued in a private placement (the "Private Placement Warrants") to anyone who was not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant was equivalent to that of each Public Warrant. See Note 17, Fair Value Measurements.

On April 18, 2024, the Company called the Public Warrants for redemption per the Company's rights under the warrant agreement. After April 18, 2024 and prior to 5:00 pm New York City time on Monday, May 20, 2024 (the "Redemption Date"), Public Warrant holders were entitled to exercise (i) in cash, at an exercise price of $11.50 per share of Class A common stock, or (ii) on a cashless basis in which the exercising holder was entitled to receive 0.22 shares of Class A common stock per Warrant. The number of shares provided to the warrant holder was determined in accordance with the terms of the warrant agreement, whereby the number of shares received in a cashless exercise was based upon the Redemption Date and the average last reported sale price of Class A common stock for the ten trading days ending on the third trading day prior to the notice of Redemption Date. The Public Warrants were valued using the listed trading price as of close on the trading day prior to the relevant settlement date of exercise. Any Warrants not exercised by the Redemption Date were automatically redeemed by the Company at a price of $0.10 per Warrant. In connection with the Redemption, approximately 18,076,416 Public Warrants were exercised, representing approximately 96% of the outstanding Public Warrants, and 3,978,418 shares of Class A common stock were issued upon exercise of such Warrants. Total cash proceeds generated from exercises of the Public Warrants were immaterial, and the Company made an immaterial redemption payment to the holders of the 673,363 redeemed Public Warrants. Following the Redemption Date, the Public Warrants stopped trading on NYSE and were delisted. No Public Warrants were outstanding as of December 31, 2024.

On June 4, 2024, the Company exchanged 1,768,000 shares of the Company's Class A common stock for 8,500,000 Private Placement Warrants via a warrant exchange agreement. The number of shares of Class A common stock to be exchanged on a cashless basis was determined using the same methodology applied to the Public Warrants. The Company valued the Private Placement Warrants on the settlement date of exercise, using the fair market value of the Company's Class A common stock as of close on a trading day prior to the settlement date multiplied by the number of shares of Class A common stock to be issued per Warrant, which was determined in accordance with the terms of the warrant exchange agreement. No Private Placement Warrants were outstanding as of December 31, 2024.

During the fiscal year ended December 31, 2024, the Company recognized a $5.3 million loss resulting from the change in fair value of warrant liabilities through the date of exercise, exchange, or redemption within the Consolidated Statements of Operations. Additionally, the exercises of the Public Warrants and the exchange of the Private Placement Warrants resulted in $42.3 million and $18.3 million increases, respectively, to additional paid-in capital during the fiscal year ended December 31, 2024.
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
In most cases, installation services represent a separate performance obligation. The customer simultaneously receives and consumes the benefits as the installation services are performed. The Company determines if the installation is a separate performance obligation by evaluating whether the service is distinct within the context of the contract and capable of being distinct. In evaluating whether the installation service is capable of being distinct, we consider whether other entities could complete the installation (based on the technical complexity of the service) and whether third parties offer a similar installation service. When the product and installation service are determined to be a combined performance obligation, revenue is recognized over time as the installation is performed and included in product revenue in the consolidated statement of operations.
The Company’s costs to obtain contracts are typically comprised of sales commissions. A majority of these costs relate to revenue that is recognized over a period that is less than one year. For costs related to revenue recognized over a period less than one year, the Company has elected the practical expedient under ASC 606 to expense these costs as incurred. The amount of deferred cost assets and related amortization was immaterial to our financial statements.

Assurance-type warranties guarantee that a product complies with agreed-upon specifications and accordingly are not separate performance obligations. A provision for the cost of fulfilling these warranties is recognized in the period during which the associated revenue is recognized.

Variable consideration such as sales rebates, sales discounts and sales returns are estimated and treated as a reduction of revenue in the same period the related revenue is recognized. These are estimated based on contractual terms, historical practices, and current trends, and are adjusted as new information becomes available. In some of our long contracts, variable consideration includes future increases based on published price indexes in the country of the underlying contract. We constrain our estimate of this variable consideration until the price index has been published by the applicable authority. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities. Amounts billed to customer for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of products in the period in which revenue is recognized. The Company has elected a practical expedient under ASC 606 that allows for shipping and handling activities that occur after the customer has obtained control of a good to be accounted for as a fulfillment cost. The Company does not adjust the promised amount of consideration for the effects of a significant financing component, if, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less.

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

Performance Obligations Satisfied Over Time:

The Company exercises judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the performance obligation. Typically, over-time revenue recognition is based on the utilization of the input measure of costs incurred to date relative to total estimated costs to measure progress. Throughout the life of a contract, this measure of progress captures the timing of our underlying technical performance activities (engineering design, customized material assembly, quality testing, and solution integration) which can fluctuate in the timing of delivering the customer's specifically designed solution versus the original project plans. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognize the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined. A significant change in an estimate on one or more contracts could have a material effect on the Company’s consolidated financial position, results from operations, or cash flows. However, there were no significant changes in estimated contract costs for the years ended December 31, 2024, 2023, or 2022.

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

Performance Obligations Satisfied at a Point in Time:

If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery. Where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have concluded that the customer has control of the equipment and that acceptance has occurred.

Contract Balances, Deferred Revenue and Customer Deposits

Revenue earned in excess of billings on contracts in progress (contract assets) are classified in the consolidated balance sheet in costs in excess of billings on uncompleted contracts. Amounts billed in excess of revenue earned (contract liabilities) are included in deferred contract revenue. Our billing terms for these over-time contracts are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions. Milestone billing is aligned to the timing of the associated performance of the Company at the contract onset and generally occurs multiple times in a given twelve month period. Unexpected project delays could impact the contract asset or liability position during the course of a contract. Contract asset balances are reviewed by management for future credit losses by considering factors such as historical experience, the customers' financial condition and current economic conditions. In circumstances where the Company is aware of a specific customer's inability to meet its financial and contractual obligations, a specific reserve is recorded against the contract asset. For more information, see Note 3, Contracts in Progress.

Deferred contract revenue also includes prepayments from customers, including milestone or installment payments, on projects for which services or products have commenced. For dosimetry and analytical services, many customers pay for these measuring and monitoring services in advance and these amounts are recorded as deferred contract revenue in the consolidated balance sheets, net of a reserve for estimated cancellations. Deferred revenue expected to be realized in excess of 12 months was $3.0 million and $2.9 million as of December 31, 2024 and 2023, respectively, and is included in Other Liabilities in the Consolidated Balance Sheet.

Customer deposits represent cash received for contracts in which product manufacturing or services have not commenced and the amounts received are fully refundable if the underlying good is not delivered. Customer deposits are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheet.

Payment terms for shipments to end-users are generally net 30 days. Payment terms for distributor shipments typically range from 30 to 90 days.

Remaining Performance Obligations

Remaining performance obligations represent committed but undelivered contracts and purchase orders at period end. Maintenance-related activity and agreements that do not represent firm purchase orders are not included in remaining performance obligations. Customer agreements that contain cancellation for convenience terms are not reflected until firm purchase orders are received. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations. Expected timing of the satisfaction of performance obligations in our longer term projects can fluctuate due to changes such as procurement timing of specialized materials, engineering design changes, and changes in required technical work as determined in quality control testing.

The remaining performance obligations for all open contracts as of December 31, 2024 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $811.9 million and $857.1 million as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, the Company expects to recognize approximately 54%, 19%, 8%, and 19% of the remaining performance obligations as revenue during the fiscal years 2025, 2026, 2027 and 2028, respectively, and the remainder thereafter.

Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition, product category and market category is provided in Note 16, Segment Information.

Founder Shares

Founder shares were shares of Class A common stock subject to certain vesting events and forfeiture if a required vesting event did not occur within five years their issuance. The founder shares were subject to vesting in three equal tranches, based on the volume-weighted average price of the Class A common stock being greater than or equal to $12, $14 and $16 per share for any 20 trading days in any 30 consecutive trading day period. Holders of the founder shares were entitled to vote such founder shares and receive dividends and other distributions with respect to such founder shares prior to vesting, but such dividends and other distributions with respect to unvested founder shares would be set aside by the Company and only be paid to the holders of the founder shares upon the vesting of such founder shares.

During the fourth quarter of the year ended December 31, 2024, all of the founder shares met the required vesting conditions, and the Class A common shares were considered outstanding for purposes of our loss per share calculation. Previous to the vesting, since the holders of the founder shares were not entitled to participate in earnings unless the vesting conditions were met, the founders shares were previously excluded from the calculation of our loss per share.

Selling, General, and Administrative Expenses
The Company’s selling, general and administrative expenses consist of direct and indirect costs related to sales and corporate personnel, facilities, professional services, amortization of intangible assets, stock-based compensation, and other operating activities.
Advertising Costs
Advertising costs, which the Company expenses when incurred, were approximately $1.7 million, $1.3 million, and $1.7 million for the fiscal years ended December 31, 2024, 2023, or 2022, respectively. Trade show costs were approximately $2.9 million, $2.7 million, and $2.8 million for the fiscal years ended December 31, 2024, 2023, or 2022, respectively.
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
As of December 31, 2024, and December 31, 2023, no customer accounted for more than 10% of the accounts receivable balance.
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
The Interest Rate Swap and Cross-Currency Rate Swaps the Company entered into are not exchange-traded instruments and their fair value is determined using the cash flows of the swap contracts, discount rates to account for the passage of time, USD-SOFR CME term, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements. Refer to Note 17, Fair Value Measurement, and Note 18, Derivatives and Hedging, for further details.
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

Stock-based compensation is awarded to employees and directors of the Company and accounted for in accordance with ASC 718, "Compensation—Stock Compensation." Stock-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. The Company uses various forms of long-term incentives including, but not limited to Restricted Stock Units (“RSUs”) and Performance-based RSUs (“PSUs”), provided that the issuance of such stock options was contingent upon the Company filing a registration statement on Form S-8 with the SEC, which occurred on December 27, 2021. The grant date fair value of the PSUs is determined using a Monte Carlo simulation model. The grant date fair value of the RSUs is determined using the closing price of the Company’s Class A common stock price on the day before the grant date. Stock-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur.

On June 17, 2021 membership interests were issued to certain Mirion employees and the current Chairman of the Board of Mirion (collectively, the "Profits Interests"). The Profits Interests were subject to service and performance vesting conditions and did not fully vest until all of the applicable conditions are satisfied. In addition, the Profits Interests were subject to certain forfeiture conditions. Accordingly, these awards have been treated as stock based compensation under ASC 718. The grant date fair value of the Profits Interests was based upon a valuation model using Monte Carlo simulations. During the fourth quarter of the year ended December 31, 2024, all of the Profit Interests met the required vesting conditions and were settled in full for shares of Class A common stock.

For more information see Note 14, Stock-based Compensation.

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
Foreign Currency

Local currency is the functional currency for substantially all of the Company’s foreign operations. The functional currency was determined by the primary economic environment in which the entity operates and our review of six economic factors required in ASC 830 Foreign Currency Matters. There were no changes in our designation of functional currencies during the fiscal years 2022, 2023 and 2024.

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

Common Stock

The following classes of stock are considered in the loss per share calculation.

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

In December 2024, the company instituted a share repurchase program for up to $100 million of the currently outstanding shares of the company’s Class A common stock, as approved by the Board of Directors of the company. Under the share repurchase program, the company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). We have not repurchased any shares as of December 31, 2024.

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

Recent Accounting Pronouncements

Accounting Guidance Issued and Adopted

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company implemented the required disclosures, including applying retrospectively to all prior periods presented in the financial statements. See Note 16, Segment Information.

Accounting Guidance Issued But Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06 “Disclosure Improvements.” ASU 2023-06 clarifies or improves disclosure and presentation requirements of a variety of topics. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. The Company is currently evaluating the impact of this ASU.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 enhances the existing income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments will be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of this ASU.

In March 2024, the FASB issued ASU 2024-01 "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards." ASU 2024-01 improves GAAP by demonstrating how an entity should apply the scope guidance to determine whether profits interest and similar awards should be accounted for in accordance with Topic

718. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. The Company believes that the ASU will not have a material effect on the Company's financial statements.

In November 2024, the FASB issued ASU 2024-3 "Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures." The ASU will improve the decision usefulness for investors by requiring public business entities to disclose more detailed information about their expenses such as (a) inventory and manufacturing expense, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, etc. The amendments will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments will be applied prospectively with an option for a retrospective application. The Company is evaluating the impact of this new standard and believes that the adoption will result in additional disclosures, but will not have any other impact on its consolidated financial statements.

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
2. Business Combinations, Acquisitions, and Business Disposals
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

Acquisition during the fiscal year ended December 31, 2023 - ec2 Business

On November 1, 2023, Mirion closed the acquisition of ec2 Software Solutions, LLC and NUMA LLC (collectively "ec2") with a purchase price of $31.4 million in a taxable transaction pursuant to an asset purchase agreement dated November 1, 2023 between Mirion and ec2. As part of the Mirion Medical segment, ec2 complements the nuclear medicine and molecular imaging portfolio of Capintec. The total business enterprise value acquired for the ec2 acquisition was comprised of $14.5 million of intangible assets related to technology, trade name, and customer list, $17.4 million of goodwill and $0.5 million of liabilities mainly related to deferred revenue.

Measurement period adjustments to the previously disclosed preliminary fair value of net assets related to ec2 were recorded in 2024, resulting in a $1.3 million net increase in goodwill. The measurement period for this acquisition has been completed, and therefore no further adjustments are expected.

Transaction costs related to ec2 were not material for the fiscal years ended December 31, 2024 and December 31, 2023.
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
During the fiscal year ended December 31, 2024, the Company received an additional $1.2 million from Salona, which has been reflected as a gain on business disposal in the Condensed Consolidated Statements of Operations.
Other business disposal
During the fiscal year ended December 31, 2024, the Company sold a business within our Medical segment for $1.3 million in cash proceeds, resulting in an immaterial impact to our Consolidated Statements of Operations.
3. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	December 31, 2024	December 31, 2023
Costs incurred on contracts (from inception to completion)	$409.3	$324.5
Estimated earnings	253.1	208.7
Contracts in progress	662.4	533.2
Less: billings to date	(607.0)	(511.3)
	$55.4	$21.9

The carrying amounts related to uncompleted construction-type contracts are included in the accompanying consolidated balance sheets under the following captions (in millions):

	December 31, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$67.0	$48.7
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	20.2	18.2
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(31.0)	(41.1)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(0.8)	(3.9)
	$55.4	$21.9
(1)Included in other assets within the consolidated balance sheets.
(2)Included in deferred contract revenue – current within the consolidated balance sheets.
(3)Included in other liabilities within the consolidated balance sheets.
The increase in the net carrying amount at December 31, 2024 as compared to December 31, 2023 was primarily due to an increase in both the number of contracts in progress and timing of milestone billing. For the year ended December 31, 2024, the Company has recognized revenue of $34.2 million related to the contract liabilities balance as of December 31, 2023.
4. Inventories
The components of inventories consist of the following (in millions):

	December 31, 2024	December 31, 2023
Raw materials	$63.6	$67.2
Work in progress	31.7	35.3
Finished goods	37.9	41.6
	$133.2	$144.1
5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	December 31, 2024	December 31, 2023
Land, buildings, and leasehold improvements	3-39 years	$52.2	$49.4
Machinery and equipment	5-15 years	58.5	38.5
Badges	3-5 years	50.3	41.0
Furniture, fixtures, computer equipment and other	3-10 years	24.2	22.9
Software, including internal use	3-5 years	30.5	10.7
Construction in progress (1)	—	11.8	28.6
		227.5	191.1
Less: accumulated depreciation and amortization		(81.2)	(56.6)
		$146.3	$134.5

(1) Includes $5.0 million and $4.2 million of Construction in progress for internally developed software as of December 31, 2024, and December 31, 2023, respectively.

Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Depreciation expense in:
Cost of revenues	$22.3	$19.2	$18.0
Operating expenses	$9.6	$12.0	$10.1

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	December 31, 2024	December 31, 2023
Compensation and related benefit costs	$44.7	$41.8
Customer deposits	14.3	8.5
Accrued commissions	0.5	0.3
Accrued warranty costs	5.5	4.5
Non-income taxes payable	10.9	11.8
Pension and other post-retirement obligations	0.7	0.3
Income taxes payable	7.1	4.2
Derivative liability (cross currency swap)	3.4	10.7
Restructuring	0.2	—
Other accrued expenses	15.5	13.5
Total	$102.8	$95.6
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
Fiscal year ended December 31, 2024
The Company performed its annual impairment assessment as of October 1, 2024, for its five reporting units. For the assessment, the fair values of the reporting units were determined using both a discounted cash flow methodology and a market approach methodology with peer company multiples. Under the discounted cash flow methodology, the present value of expected future cash flows utilized discount rates ranging from 10% to 13%. The discounted cash flow used a terminal future cash flows growth rate of 3.5% for all reporting units. The Company also compared fair value to peer company multiples.

The Company's quantitative impairment assessment in 2024 for all reporting units indicated fair values were in excess of their carrying values. The results of this assessment indicated that only the DSD reporting unit had a fair value less than 20% in excess over carrying value, but the excess was improved as compared to the October 1, 2023 assessment.
Fiscal year ended December 31, 2023
The Company performed its annual impairment assessment as of October 1, 2023, for its five reporting units. For the assessment, the fair values of the reporting units were determined using both a discounted cash flow methodology and a market approach methodology with peer company multiples. Under the discounted cash flow methodology, the present value of expected future cash flows utilized discount rates ranging from 12% to 14%. The discounted cash flow used a terminal future cash flows growth rate of 3.5% for all reporting units. The Company also compared fair value to peer company multiples.

The Company's quantitative impairment assessment in 2023 for all reporting units indicated fair values were in excess of their carrying values. The results of this assessment indicated that the DSD, Nuclear & Safety Europe and Asia and Nuclear & Safety North America reporting units had a fair value less than 20% in excess over carrying value, primarily due to the impairments recorded in the prior period discussed below and an increased discount rate utilized in the current year discounted cash flows.
Fiscal year ended December 31, 2022
During the second quarter of the year ended December 31, 2022, the Company concluded that a triggering event had occurred in the Radiation Monitoring Systems ("RMS") reporting unit of the Nuclear & Safety segment as a result of the Russia-Ukraine conflict. In May 2022, one of the customers in the RMS reporting unit terminated a contract with a Russian state-owned entity to build a nuclear power plant in Finland. The remaining performance obligation related to this contract was approximately $67 million, of which approximately 80% was scheduled to be recognized as revenue over the next five years. Therefore, due to the impact on our planned revenues, the Company conducted a quantitative test for the RMS reporting unit, and recognized its best estimate of a non-cash impairment loss of $55.2 million during the second quarter of the year ended December 31, 2022.

The Company performed its annual impairment assessment as of October 1, 2022. Concurrent with the assessment, the Company reorganized its reporting unit structure (six reporting units) to better align the Company's operations on a geographic basis (five reporting units). The reorganization did not impact the operating segments of the Company. The quantitative goodwill impairment analyses were performed both before and after the reorganization. The Company's quantitative impairment assessments in 2022 for all of its pre-reorganization reporting units indicated that four out of six reporting units had fair value in excess of their carrying value, while two reporting units (DMD EA and DSD) had fair value less than their carrying value, resulting in impairment charges of $69.3 million and $87.3 million for the Nuclear & Safety and Medical segment, respectively. The impairment losses were recorded in the caption "Goodwill impairment" in our consolidated statements of operations.

The following table shows changes in the carrying amount of goodwill by reportable segment as of December 31, 2024, December 31, 2023, and December 31, 2022 (in millions):

	Medical	Nuclear & Safety	Consolidated
Balance—December 31, 2022	$616.0	$802.0	$1,418.0
Measurement Period Adjustment	—	0.9	0.9
Acquisition of ec2	17.4	—	17.4
Translation Adjustment	—	11.3	11.3
Balance—December 31, 2023	633.4	814.2	1,447.6
Measurement Period Adjustment	1.3	—	1.3
Translation Adjustment	—	(22.0)	(22.0)
Other	(0.7)	—	(0.7)
Balance—December 31, 2024	$634.0	$792.2	$1,426.2
A portion of goodwill is deductible for income tax purposes.
Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,638.0	$(211.8)	$1,659.4	$(211.8)

Intangible Assets
Intangible assets consist of our developed technology, customer relationships, remaining performance obligations, trade names, and non-compete agreements at the time of acquisition through business combinations. The customer relationships definite lived intangible assets are amortized using the double declining balance method while all other definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

		December 31, 2024
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$335.6	$(190.9)	$144.7
Distributor relationships	7 - 13	60.8	(23.2)	37.6
Developed technology	5 - 16	258.7	(100.2)	158.5
Trade names	3 - 10	97.8	(31.5)	66.3
Remaining performance obligations and other	1 - 4	23.3	(18.8)	4.5
Total		$776.2	$(364.6)	$411.6

		December 31, 2023
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$340.8	$(143.1)	$197.7
Distributor relationships	7 - 13	60.9	(16.0)	44.9
Developed technology	5 - 16	264.1	(67.8)	196.3
Trade names	3 - 10	99.7	(22.1)	77.6
Remaining performance obligations and other	1 - 4	76.0	(53.7)	22.3
Total		$841.5	$(302.7)	$538.8

Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Amortization expense for intangible assets in:
Cost of revenues	$27.0	$27.1	$26.5
Operating expenses	$91.5	$104.2	$119.3

8. Borrowings
Third-party debt consists of the following (in millions):

	December 31, 2024	December 31, 2023
2021 Credit Agreement	$694.6	$694.6
Canadian Financial Institution	—	1.0
Other	2.8	2.8
Total third-party debt	697.4	698.4
Less: third-party debt, current	(1.2)	(1.2)
Less: deferred financing costs	(11.0)	(12.5)
Notes third-party debt, non-current	$685.2	$684.7
As of December 31, 2024, and December 31, 2023, the fair market value of the Company's 2021 Credit Agreement was $696.3 million and $695.5 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining third-party debt approximates the respective carrying amounts as of December 31, 2024, and December 31, 2023.
2021 Credit Agreement
The Company maintains a credit agreement (the “2021 Credit Agreement”) among Mirion IntermediateCo Inc., a Delaware corporation, as Holdings, Mirion Technologies (US Holdings), Inc., as the Parent Borrower, Mirion Technologies (US), Inc., as the Subsidiary Borrower, the lending institutions party thereto, and Citibank, N.A., as the Administrative Agent and Collateral Agent.
The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $90.0 million senior secured revolving facility (collectively, the “Credit Facilities”). The term loan facility is scheduled to mature on October 20, 2028, and the revolving facility is scheduled to expire and mature on October 20, 2026. The agreement requires the payment of a commitment fee of 0.50% per annum for unused revolving commitments, subject to stepdowns to 0.375% per annum and 0.25% per annum upon the achievement of specified leverage ratios. Any outstanding letters of credit issued under the 2021 Credit Agreement reduce the availability under the revolving line of credit.
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
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on December 31, 2024 and December 31, 2023.
Term Loan - The term loan has a seven-year term (expiring October 2028) and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023 through May 21, 2024) or 0.50%, plus 2.75%. On May 22, 2024, the Company entered into Amendment No.3 (the “Amendment”) to the Credit Agreement. The Amendment reduced the applicable margin rate on the term loans from 2.75% to 2.25% and reduced the credit spread based upon rate term to 0%, with other terms and conditions remaining consistent (effectively the existing loan was refinanced). The Amendment was accounted for prospectively as a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments. The interest rate was 6.85% and 8.40% as of December 31, 2024, and December 31, 2023, respectively. The Company repaid zero and $127.1 million for the period ended December 31, 2024, and the period ended December 31, 2023, respectively.
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
Revolving Line of Credit - The revolving line of credit arrangement has a five year term and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 2023) or 0%, plus 2.75%. The agreement requires the payment of a commitment fee of 0.50% per annum for unused commitments. The revolving line of credit matures in October 2026, at which time all outstanding revolving facility loans and accrued and unpaid interest are due. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of December 31, 2024, and December 31, 2023. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $17.9 million and $16.7 million as of December 31, 2024, and December 31, 2023, respectively. The amount available on the revolver as of December 31, 2024, and December 31, 2023 was approximately $72.1 million and $73.3 million, respectively.
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
For the fiscal years ended December 31, 2024, and December 31, 2023, we incurred approximately $3.1 million and $5.7 million (including a $2.6 million loss on debt extinguishment for the $125.0 million early debt repayment), respectively, of amortization expense of the deferred financing costs.
Canadian Financial Institution - In May 2019, the Company entered into a credit agreement for C$1.7 million ($1.3 million) with a Canadian financial institution that matures in April 2039. The note bears annual interest at 4.69%. The credit agreement is secured by the facility acquired using the funds obtained. During the fiscal year ended December 31, 2024, the amount was repaid.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of December 31, 2024, and December 31, 2023, there were no outstanding amounts under these arrangements.

Accounts Receivable Sales Agreement
We are party to an agreement to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution without recourse. Under this agreement, the Company can sell up to €12.5 million ($13.0 million) and €12.3 million ($13.6 million) as of December 31, 2024, and December 31, 2023, respectively, of eligible accounts receivables. The accounts receivable under this agreement are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of December 31, 2024, and December 31, 2023, there was approximately $0.2 million and $1.0 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for the fiscal years ended December 31, 2024, 2023, and 2022, and are included in selling, general and administrative expense in the consolidated statements of operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €72.6 million ($75.4 million) and €71.8 million ($79.3 million) as of December 31, 2024, and December 31, 2023, respectively, subject to certain local restrictions. As of December 31, 2024 and December 31, 2023, €56.0 million($58.2 million) and €54.7 million ($60.4 million), respectively, of the lines had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $0.4 million and $1.7 million as of December 31, 2024 and December 31, 2023, respectively.
At December 31, 2024, contractual principal payments of total third-party borrowings are as follows (in millions):

Fiscal year ending December 31:
2025	$1.2
2026	1.6
2027	—
2028	694.6
2029	—
Thereafter	—
Gross Payments	697.4
Unamortized debt issuance costs	(11.0)
Total third-party borrowings, net of debt issuance costs	$686.4

9. Leased Assets

The Company primarily leases certain logistics, office, and manufacturing facilities, as well as vehicles, copiers, and other equipment. These operating leases generally have remaining lease terms between 1 month and 30 years, and some include options to extend (generally 1 to 10 years). The exercise of lease renewal options is at the Company’s discretion. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The table below presents the locations of the operating lease assets and liabilities on the consolidated balance sheets as of December 31, 2024, and December 31, 2023, respectively (in millions):

	Balance Sheet Line Item	December 31, 2024	December 31, 2023
Operating lease assets	Operating lease right-of-use assets	$30.3	$32.8
Financing lease assets	Other assets	$—	$0.1

Operating lease liabilities:
Current operating lease liabilities	Current operating lease liabilities	$6.4	$6.8
Non-current operating lease liabilities	Operating lease liability, non-current	27.1	28.1
Total operating lease liabilities:		$33.5	$34.9

Financing lease liabilities:
Current financing lease liabilities	Accrued expenses and other current liabilities	$—	$0.1
Non-current financing lease liabilities	Other liabilities	—	0.1
Total financing lease liabilities:		$—	$0.2

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2024, and December 31, 2023, respectively, are:

	December 31, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term (in years)	6.1	6.6
Weighted average discount rate	4.96%	4.32%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of December 31, 2024 (in millions):

Fiscal year ending December 31:
2025	$8.1
2026	7.1
2027	6.4
2028	5.0
2029	3.8
2030 and thereafter	8.5
Total undiscounted future minimum lease payments	38.9
Less: Imputed interest	(5.4)
Total operating lease liabilities	$33.5

For the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022, operating lease costs (as defined under ASU 2016-02) were $12.5 million, $10.7 million, and $9.8 million, respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Cash paid for amounts included in the measurement of operating lease liabilities for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, was $9.0 million, $9.8 million, and $11.4 million, respectively, and this amount is included in operating activities in the consolidated statements of cash flows. Operating lease assets obtained in exchange for new operating lease liabilities for the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022, were $4.8 million, $2.0 million, and $3.4 million, respectively.
10. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of December 31, 2024, unconditional purchase obligations were as follows (in millions):

Fiscal year ending December 31:
2025	$35.9
2026	43.0
2027	5.0
2028	0.7
2029 and thereafter	0.6
Total	$85.2
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
In April 2023, one of our Russian customers made a claim against the Company, including liquidated damages for certain delays under the terms of an active project, in the amount of $19.3 million, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties), subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars). In November 2024, the Company reached an agreement to modify the underlying contract and the claim was rescinded by the customer. The modification was accounted for under ASC 606 Revenue Recognition which resulted in an immaterial impact to the Consolidated Statement of Operations for the fiscal year ended December 31, 2024.
In June 2023, the same Russian customer made a demand against the Company for the return of all payments received by the Company ($10.2 million) related to a Finland nuclear power plant project cancelled in May 2022. In September 2024, the Company entered into a settlement agreement with the customer agreeing to refund €4.4 million to the customer. The amount is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2024, and the settlement resulted in an immaterial impact to the Consolidated Statement of Operations for the fiscal year ended December 31, 2024.

As previously disclosed in our 2023 annual report, a lawsuit was filed against the Company in the fourth quarter of 2023 by a vendor alleging copyright infringement and breach of contract involving use of certain software licenses. On March 30, 2024, a settlement agreement was reached with the counterparty with no material impact for the year ended December 31, 2024.

11. Income Taxes
The domestic and foreign components of (loss) before provision for income taxes and the provision for income taxes were as follows (in millions):

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
United States	$(71.8)	$(125.0)	$(169.5)
Foreign	37.9	19.7	(137.1)
Net loss before provision/(benefit) from income taxes	$(33.9)	$(105.3)	$(306.6)
Income tax provision/(benefit):
Current:
Federal	$3.1	$8.6	$—
State and local	2.6	2.0	2.9
Foreign	20.8	13.7	16.1
Total current provision/(benefit)	$26.5	$24.3	$19.0
Deferred:
Federal	$(11.0)	$(17.6)	$(19.6)
State and local	(2.3)	(5.5)	(4.2)
Foreign	(10.5)	(7.8)	(13.4)
Total deferred provision/(benefit)	$(23.8)	$(30.9)	$(37.2)
Total provision/(benefit) from income taxes	$2.7	$(6.6)	$(18.2)
The provision (benefit) for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate to loss before provision for income taxes as follows:

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Income tax at U.S. Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal impact	3.0%	2.4%	0.3%
Foreign tax rate differential	(7.1)%	(1.5)%	(0.5)%
U.S. tax on foreign earnings, net of foreign tax credits	(9.6)%	(2.2)%	(0.9)%
State and local tax legislative changes	—%	1.3%	0.6%
Research and development tax credits	3.7%	1.7%	0.5%
U.S. foreign derived intangible income deduction	7.5%	3.5%	—%
Change in valuation allowance	(13.4)%	(9.0)%	(1.4)%
Unrecognized tax benefits	1.1%	(2.2)%	(0.2)%
Stock-based compensation expense	(6.3)%	(3.4)%	(2.0)%
Warrant liability change in fair value	(3.4)%	(5.5)%	2.8%
Impact of foreign exchange	1.6%	(0.1)%	—%
Non-deductible compensation	(5.1)%	—%	—%
Goodwill impairment	—%	—%	(14.5)%
Other	(0.9)%	0.3%	0.2%
Total effective income tax rate	(7.9)%	6.3%	5.9%

Certain reclassifications have been made to the components of Tax Rate Reconciliation for the year ending December 31, 2023 and 2022, to conform to the current presentation.

As of December 31, 2024, U.S. federal and state income taxes of approximately $16.5 million have not been provided on approximately $142.0 million of certain earnings and profits that are permanently reinvested. We do not expect to incur additional material U.S. federal income taxes on other earnings that are indefinitely reinvested. It is not practicable to estimate the deferred tax liability for state, foreign or withholding taxes on other earnings and profits that are indefinitely reinvested due to complex analysis and calculations considering various tax laws, exchange rates, local law restrictions that may apply to a portion of such earnings, and various tax planning alternatives we could employ if we repatriated these earnings.

The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) for multinational enterprises with annual global revenues exceeding €750 million. Pillar Two has been agreed upon in principle by over 140 countries. Many countries have taken steps to enact Pillar Two legislation which we anticipate will be effective for the Company for the year ended December 31, 2025. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. While we are still evaluating the potential consequences in each country, we expect the impact to be immaterial.
The components of the Company’s net deferred tax assets and liabilities consist of the following (in millions):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$12.9	$19.1
Federal and state credit carryforwards	0.6	4.4
Property, plant and equipment	0.2	0.6
Deferred and other revenue differences	7.4	7.5
Interest carryforwards	31.2	23.2
Other reserves and accrued expenses	14.9	18.4
Lease liabilities	8.4	8.7
Derivatives	1.8	5.4
Other assets	7.9	7.7
Capitalized research and development	12.4	10.1
Total deferred tax assets	97.7	105.1
Less: valuation allowance	(32.9)	(30.0)
	$64.8	$75.1

	December 31, 2024	December 31, 2023
Deferred tax liabilities:
Purchased technologies and other intangibles	$(92.7)	$(122.2)
Deferred and other revenue differences	(9.0)	(13.9)
Property, plant and equipment	(10.0)	(11.9)
Lease right of use assets	(7.6)	(8.2)
Other liabilities	(6.6)	(2.9)
Total deferred tax liabilities	(125.9)	(159.1)
Net deferred tax liabilities	$(61.1)	$(84.0)

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
At December 31, 2024, the Company evaluated the realizability of the deferred tax assets and concluded that a valuation allowance of $32.9 million, mostly relating to interest carryforwards and non-U.S. net operating losses, should continue to be recorded. At December 31, 2023, the valuation allowance was $30.0 million, mostly relating to interest carryforwards and non-U.S. net operating losses. At December 31, 2022, the valuation allowance was $23.9 million, mostly relating to U.S. foreign tax credit carryovers and non-U.S. net operating losses and restricted interest carryforwards.

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Balance, beginning of period	$30.0	$23.9	$20.7
Decreases from business combinations	—	—	(0.4)
Other increases	10.0	9.8	5.3
Other decreases	(7.1)	(3.7)	(1.7)
Balance, end of period	$32.9	$30.0	$23.9
For the year ended December 31, 2024, the Company increased the valuation allowance by a net $2.9 million primarily related to an increase in interest carryforwards and a decrease in tax credits in the U.S. For the year ended December 31, 2023, the Company increased the valuation allowance by $6.1 million primarily related to interest and capital loss carryforwards in the U.S. For the year ended December 31, 2022, the Company increased the valuation allowance by$3.2 million primarily related to losses in the U.K.
As of December 31, 2024, the Company had U.S. state and non-U.S. net operating loss carryforwards of $45.4 million, and $37.1 million, respectively. A majority of the U.S. state net operating losses will continue to expire in years ending December 31, 2025 through 2044. Materially, the foreign net operating losses have an indefinite carryover period. As of December 31, 2024, the Company had U.S. federal and state tax credit carryforwards of $0.6 million available to offset future U.S. federal and state income taxes payable. U.S. federal and state tax credit carryforwards will expire in years ending December 31, 2025 through 2044.
The ability to utilize U.S. federal and state attributes may be limited under Section 382 of the Internal Revenue Code, in the event of an "ownership change." An "ownership change" is defined by Section 382 as a cumulative change in ownership of the Company of more than 50% within a three-year period. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses or income tax liability that may be offset with pre-ownership change tax credit carryforwards of the loss corporation experiencing the ownership change. As of December 31, 2024, the Company does not expect the use of the U.S. federal and state attributes to be limited under Section 382 of the Internal Revenue Code and similar state tax laws. The Company continues to monitor the impact of the ownership change on attributes as future changes in the business could further limit the use of these attributes.
As of December 31, 2024, the Company had $7.5 million of unrecognized tax benefits related to uncertain tax positions, all of which would affect its effective tax rate if recognized. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next twelve months a reduction in unrecognized tax benefits may occur in the range of zero to $1.0 million due to the expiration of various statutes of limitations and potential settlements. As of December 31, 2023, the Company had $8.4 million of unrecognized tax benefits related to uncertain tax positions, all of which would affect its effective tax rate if recognized. As of December 31, 2022, the Company had $6.9 million of unrecognized tax benefits related to uncertain tax positions, $6.3 million of which would affect its effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Balance, beginning of period	$8.4	$6.9	$6.6
Current year additions to positions	1.0	2.7	1.3
Additions from business combinations	—	—	1.4
Lapse of applicable statute of limitations	(0.1)	(0.2)	(0.4)
Reductions to prior year positions	(1.8)	(1.0)	(2.0)
Foreign currency translation adjustments	—	—	—
Balance, end of period	$7.5	$8.4	$6.9
The Company has recorded $6.3 million, $7.1 million, and $3.5 million of unrecognized tax benefits as non-current income taxes payable as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The Company has also recorded $1.2 million, $1.3 million, and $3.4 million of unrecognized tax benefits as a reduction of net deferred tax assets included in other liabilities in the accompanying consolidated balance sheets at December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties as of December 31, 2024, December 31, 2023, and December 31, 2022, were approximately $1.7 million, $1.2 million, and $0.9 million, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
The Company conducts business globally and, as a result, one or more of its subsidiaries files U.S. federal and state income tax returns and income tax returns in other foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United Kingdom, France, Germany, Canada, and the United States. With the exception of a few insignificant jurisdictions, the Company is no longer subject to U.S. federal or non-U.S. income tax examinations for years prior to June 30, 2018. The Company is no longer subject to U.S. state and local income tax examinations for years prior to the 2006 tax year.
In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes open tax years by major tax jurisdictions as of December 31, 2024:

Years Open
Jurisdiction:
Canada	2019 – 2024
France	2022 – 2024
Germany	2019 – 2024
United Kingdom	2022 – 2024
United States—Federal	2017 – 2024
United States—State	2006 – 2024

12. Supplemental Disclosures to Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Cash Paid For:
Cash paid for interest	$55.1	$58.5	$37.1
Cash paid for income taxes	$23.1	$26.3	$12.5
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accounts payable	$1.0	$2.1	$0.2
Property, plant, and equipment purchases in accrued expense and other liabilities	$—	$1.4	$—
Public warrants exercises and private warrants exchange (see Note 1)	$60.6	$—	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balances sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in millions).

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Cash and cash equivalents	$175.2	$128.8	$73.5
Restricted cash—current	0.3	0.6	0.5
Restricted cash—non-current	0.1	1.1	1.0
Total cash, cash equivalents, and restricted cash	$175.6	$130.5	$75.0
Amounts included in restricted cash represent funds with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers.
13. Employee Benefit Plans
Defined Benefit Pension Plans
The Company maintains contributory and noncontributory defined benefit plans for certain employees in France, Japan and Germany. Plan benefits are generally based on each employee’s years of service and final salary. The unfunded benefit obligation recognized in the consolidated balance sheets related to these plans was $9.1 million and $9.0 million at December 31, 2024 and December 31, 2023, respectively. Benefits expense related to these plans was $1.4 million, $1.1 million, and $1.3 million for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. The amount recognized in accumulated other comprehensive loss related to these plans was a $1.4 million and $1.2 million gain at December 31, 2024 and December 31, 2023, respectively. The estimated future benefit payments over the next ten years are $5.1 million. The estimated gains and losses, net, that will be amortized from accumulated other comprehensive income into benefits expense over the next fiscal year are not significant.
Other Post-Retirement Benefit Plans
The Company maintains a post-retirement benefit plan for certain eligible employees in the United States. Under the provisions of the plan, certain retired employees will secure their own health insurance coverage, and the Company will reimburse the retired employee an amount specified in the plan. The unfunded benefit obligation recognized in the consolidated balance sheets related to this plan was $0.2 million and $0.5 million at December 31, 2024 and December 31, 2023, respectively. Benefits expense related to these plans was negligible for all periods presented. The Company also offers a discretionary retirement plan to certain eligible employees whereby they may defer a portion of their compensation until retirement.
Defined Contribution Plans
The Company maintains 401(k) savings plans and other voluntary defined contribution retirement plans for other eligible employees. Under each plan, eligible employees may make voluntary contributions, while the Company makes contributions as defined by each plan agreement. Employee contributions in each plan are fully vested and Company contributions vest based on years of service in accordance with the provisions of each plan agreement. Total benefits expense for all defined contribution retirement plans was, $3.1 million, $3.0 million and $2.5 million for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
14. Stock-Based Compensation
Stock-based compensation is awarded to employees and directors of the Company and accounted for in accordance with ASC 718, "Compensation—Stock Compensation." Stock-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. Stock-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur. The Company uses various forms of long-term incentives including, but not limited to restricted stock units ("RSUs") and performance-based restricted units ("PSUs"), provided that the granting of such equity awards is in accordance with the Company's 2021 Omnibus Incentive Plan (the "2021 Plan").
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
The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. As of December 31, 2024, there were 34,348,386 shares available to be granted under the 2021 Plan, assuming the PSUs previously granted vest at 100% of their performance targets except for FY23 and FY22 organic revenue growth PSUs that are estimated to vest at 200% of their performance targets.

The table below summarizes certain data for our stock-based compensation plans (in millions):

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Stock-based compensation expense - Profits Interests	$2.9	$13.3	$25.2
Stock-based compensation expense - Omnibus Plan (excluding directors)	$11.5	$7.6	$5.5
Stock-based compensation expense - Omnibus Plan (directors)	$0.9	$0.7	$0.7
Tax benefit for stock-based compensation (1)	$2.0	$2.4	$1.0
(1) Tax benefit (expense) was zero related to Profits Interests expense for the years ended December 31, 2024, 2023, and 2022.

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

Performance-based Restricted Stock Units

2024 Issuances

During the year ended December 31, 2024, the Company granted PSUs that vest over a three-year performance period and are subject to service and performance/market vesting conditions. The number of PSUs to be earned is determined based upon attainment of certain performance goals over the course of the performance period. The recipient will generally forfeit all of the awards if the recipient is no longer providing services to the Company before the end of the performance measurement period. PSUs are considered variable in that compensation could range from zero to 200% of the award agreement's target contingent on the performance level attained. Fifty percent (50%) of the PSU awards shall vest based a performance condition determined by the Company's adjusted EBITDA with interpolated achievement levels. The remaining fifty percent (50%) of the PSU awards shall vest based on a performance condition determined by the Company’s cumulative Management adjusted free cash flow ("adjusted cash flow") with interpolated achievement levels. If certain minimum performance levels are not attained in the performance period, none of the PSUs will become vested. The overall payout result per the performance conditions shall be adjusted based on a market condition modifier (+/- 10%) determined by the Company's relative total shareholder return (TSR) during the performance period of January 1, 2024 to December 31, 2026, measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index. The fair value of the PSUs is determined using a Monte Carlo simulation model on the grant date with the following assumptions:

March 1, 2024
MIR Stock Price	$9.96
Expected volatility(1)	43.69%
Risk-free interest rate(2)	4.36%
Dividend yield	0.00%
Fair value	$9.97
(1) Expected volatility is based on historical volatilities from a group of comparable entities for a time period similar to that of the expected term.
(2) The risk-free rate is based on an average of U.S. Treasury yields in effect at the time of grant corresponding with the expected term.

2023 and Prior Years Issuances

The PSUs granted in 2023 and years prior, vest over a three-year performance period and are subject to service and performance/market vesting conditions. The number of PSUs to be earned is determined based upon attainment of certain performance goals over the course of the performance period. The recipient will generally forfeit all of the awards if the recipient is no longer providing services to the Company before the end of the performance measurement period. Fifty percent (50%) of the PSU awards shall vest based on a market condition determined by the Company’s relative total shareholder return (TSR) during the performance period measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index with interpolated achievement levels. The remaining fifty percent (50%) of the PSU awards shall vest based on performance condition determined by the Company’s organic revenue growth percentage during the performance period with interpolated achievement levels. If certain minimum performance levels are not attained in the performance period, none of the PSUs will become vested. PSUs are considered variable in that compensation could range from zero to 200% of the award agreement's target contingent on the performance level attained. The fair value of the performance condition PSUs is determined using the Company’s closing share price for the business day preceding the grant date. The fair value of the market condition PSUs is determined using a Monte Carlo simulation model on the grant date with the following assumptions:

	March 29, 2023	April 1, 2022
MIR Stock Price	$8.06	$8.13
Expected volatility(1)	45.30%	45.32%
Risk-free interest rate(2)	3.92%	2.61%
Dividend yield	0.00%	0.00%
Fair value	$11.83	$11.69
(1) Expected volatility is based on historical volatilities from a group of comparable entities for a time period similar to that of the expected term.
(2) The risk-free rate is based on an average of U.S. Treasury yields in effect at the time of grant corresponding with the expected term.

Director Restricted Stock Units
Members of the Company's Board of Directors ("Director(s)") receive annual grants of RSUs ("Director RSUs") that vest quarterly in four installments over the four quarters of the Director's service following the grant date. The RSUs granted to a new non-employee director in 2023 were subject to service vesting conditions with each award vesting in three equal quarterly installments on December 15, 2023, March 15, 2024, and June 15, 2024. The expense is recognized on a straight-line basis over the related service period for each tranche of awards.

Activity of our RSUs, PSUs, and Director RSUs is as follows:

	RSUs		PSUs		Director RSUs
	Quantity	Weighted average grant date fair value	Quantity	Weighted average grant date fair value	Quantity	Weighted average grant date fair value
Total awards outstanding at December 31, 2021	974,775	$10.48	229,006	$9.20	34,902	$10.48
Awards granted	1,005,100	8.05	187,356	9.88	94,811	6.65
Awards vested	225,186	10.48	—	—	80,779	8.29
Awards forfeited	95,663	9.65	4,956	9.88	—	—
Total awards outstanding at December 31, 2022	1,659,026	$9.05	411,406	$9.50	48,934	$6.68
Awards granted	729,829	8.05	322,323	9.42	82,950	7.89
Awards vested	500,603	9.06	—	—	90,409	7.24
Awards forfeited	242,173	8.55	27,193	9.93	—	—
Total awards outstanding at December 31, 2023	1,646,079	$8.68	706,536	$9.45	41,475	$7.89
Awards granted	581,714	10.08	563,809	9.62	94,500	10.37
Awards vested	690,652	8.78	—	—	88,725	9.21
Awards forfeited	87,087	8.93	12,048	9.97	—	—
Total awards outstanding at December 31, 2024	1,450,054	$9.18	1,258,297	$9.52	47,250	$10.37

Unrecognized compensation cost and weighted average periods remaining for non-vested awards as of December 31, 2024, are as follows (dollars in millions):

	As of December 31, 2024	Weighted average period remaining for non-vested awards as of December 31, 2024

RSUs	$9.1	11 months
PSUs	4.1	1.0 year
Director RSUs	0.4	4 months
Total unrecognized compensation cost	$13.6
Director Fees Paid in Stock
Additionally, the Director retainers are paid quarterly, in arrears, in the form of cash or shares of Class A common stock at the Director's election. During the years ended December 31, 2024, and 2023, certain members of the Company's Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. The number of shares granted is determined by the closing price of Mirion's Class A common stock on the business day preceding the grant date. The Company recorded related stock-based compensation expense of $0.3 million and $0.3 million in the years ended December 31, 2024, and 2023, respectively.

Profits Interests
On June 17, 2021, the former sponsor of GS Acquisition Holdings Corp II, with which the Company consummated its business combination on October 21, 2021, issued 4,200,000 Profits Interests to Lawrence Kingsley, the current Chairman of the Board of Directors of the Company, 3,200,000 Profits Interests to Thomas Logan, the Chief Executive Officer of Mirion, and 700,000 Profits Interests to Brian Schopfer, the Chief Financial Officer of Mirion. The Profits Interests were intended to be treated as profits interests for U.S. income tax purposes, pursuant to which Messrs. Logan, Schopfer and Kingsley had an indirect interest in the founder shares held by the sponsor. During the fourth quarter of the year ended December 31, 2024, all of the Profit Interests met the required vesting conditions and were settled for shares of Class A common stock. The expense was recognized on a straight-line basis over the related service period for each tranche of awards, which concluded in October 2024.
15. Related-Party Transactions
Founder Shares
The former sponsor of GS Acquisition Holdings Corp II ("GSAH"), with which the Company consummated its business combination on October 21, 2021, owned 18,750,000 of certain shares of Class A common stock ("founder shares") which were subject to certain vesting and forfeiture conditions and transfer restrictions, including performance vesting conditions under which the price per share of Mirion's Class A common stock must meet or exceed certain established thresholds of $12, $14, or $16 per share for 20 out of 30 trading days before the October 21, 2026). During the fourth quarter of the year ended December 31, 2024, all of the founder shares met the required vesting conditions.

Private Placement Warrants

The former sponsor purchased an aggregate of 8,500,000 private placement warrants (the "Private Placement Warrants") at a price of $2.00 per whole warrant ($17.0 million in the aggregate) in a private placement (the “Private Placement”) that closed concurrently with the closing of GSAH's initial public offering (the "IPO"). Each Private Placement Warrant was exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment in certain circumstances, including upon the occurrence of certain reorganization events. The Private Placement Warrants were non-redeemable and exercisable on a cashless basis so long as they were held by the sponsor or its permitted transferees.

The Private Placement Warrants were accounted for as liabilities as they contained terms and features that did not qualify for equity classification under ASC 815. During the fiscal year ended December 31, 2024, the private placement warrants were exchanged for the Company's Class A common stock; no liabilities remained at December 31, 2024. See Note 17, Fair Value Measurements, for the fair value of the Private Placement Warrants at December 31, 2023.

Profits Interests

8,100,000 Profits Interests were issued to certain individuals affiliated with or expected to be affiliated with Mirion. The holders of the Profits Interests had an indirect interest in the founder shares. The Profits Interests were subject to service and performance vesting conditions and did not fully vest until all of the applicable conditions are satisfied. In addition, the Profits Interests were subject to certain forfeiture conditions. During the fourth quarter of the year ended December 31, 2024, all of the Profit Interests met the required vesting conditions. See Note 14, Stock-Based Compensation, for further detail regarding the Profits Interests.

Charterhouse Capital Partners LLP

The Company entered into agreements with Charterhouse Capital Partners LLP ("CCP"), its pre-IPO primary investor, which obligated the Company to pay certain expenses in support of any secondary market offerings of its remaining shares owned. During the year ended December 31, 2023, $1.0 million of expenses were recorded. As of July 2023, CCP no longer owned shares of stock in the Company.
16. Segment Information
During the year ended December 31, 2024, the Company renamed its Technologies segment as "Nuclear & Safety."
The Company manages its operations through two operating and reportable segments: Medical and Nuclear & Safety. These segments align the Company’s products and service offerings to customers and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment using operating income (loss). The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures, and markets distinct products and services. The company has adopted ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" in the current year and applied to prior period information retrospectively as required by the standard.
Description of Segments

The Medical segment provides solutions focused on ensuring safety of equipment and personnel in the medical field. The primarily product category relates to Cancer Care applications, including radiation oncology quality assurance, delivering patient safety solutions for diagnostic imaging and radiation therapy centers around the world, radiation therapy quality assurance solutions for calibrating and verifying imaging and treatment accuracy, and radionuclide therapy products for nuclear medicine applications such as product handling and medical imaging furniture. Other Medical segment products include dosimetry solutions for monitoring the total amount of radiation medical staff members are exposed to over time,

The Nuclear & Safety segment provides radiation detection equipment for power plants, labs and research facilities and industrial and defense applications. Nuclear products are concentrated in power plant product offerings that are used for the full nuclear power plant lifecycle including core detectors and essential measurement devices for new build, maintenance, decontamination and decommission equipment for monitoring and control during fuel dismantling, and remote environmental monitoring. Labs and research and other (primarily industrial and defense) are focused on the area of personal radiation detection for various safety and security requirements.

The CODM evaluates operating results and allocates capital resources between segments based on segment operating income (loss). Interest income and expense, loss (benefit) from income taxes, foreign currency loss (gain), net, other expense (income), net, and, if applicable, other items such as loss on debt extinguishment, are not allocated to segments.

The following tables summarize information about revenue, significant segment expenses, other segment items, and segment income (loss) from operations for each reportable segment (in millions). Reconciliation of consolidated segment income (loss) from operations to consolidated income (loss) before income taxes is shown in the Total column of each table.

	Fiscal Year Ended December 31, 2024
	Medical	Nuclear & Safety	Total

Revenues	$299.7	$561.1	$860.8
Less:
Adjusted cost of revenues[1]	108.7	300.4	409.1
Other segment items[2]	168.7	181.8	350.5
Segment income from operations	$22.3	$78.9	$101.2
Other loss[3]			(76.4)
Income from operations			24.8
Less other expense (income):
Third-party interest expense			57.9
Third-party interest income			(6.6)
Foreign currency loss, net			2.2
Increase in fair value of warrant liabilities			5.3
Other income, net			(0.1)
Consolidated loss before income taxes			$(33.9)

	Fiscal Year Ended December 31, 2023
	Medical	Nuclear & Safety	Total

Revenues	$284.5	$516.4	$800.9
Less:
Adjusted cost of revenues[1]	107.3	289.6	396.9
Other segment items[2]	164.2	180.8	345.0
Segment income from operations	$13.0	$46.0	$59.0
Other loss[3]			(80.9)
Loss from operations			(21.9)
Less other expense (income):
Third-party interest expense			61.9
Third-party interest income			(4.8)
Loss on debt extinguishment			2.6
Foreign currency gain, net			(0.3)
Increase in fair value of warrant liabilities			24.8
Other income, net			(0.8)
Consolidated loss before income taxes			$(105.3)

	Fiscal Year Ended December 31, 2022
	Medical	Nuclear & Safety	Total

Revenues	$271.7	$446.1	$717.8
Less:
Adjusted cost of revenues[1]	109.7	242.8	352.5
Other segment items[2]	260.9	306.4	567.3
Segment loss from operations	$(98.9)	$(103.1)	$(202.0)
Other loss[3]			(95.8)
Loss from operations			(297.8)
Less other expense (income):
Third-party interest expense			42.5
Third-party interest income			(0.6)
Foreign currency loss, net			4.9
Decrease in fair value of warrant liabilities			(37.6)
Other income, net			(0.4)
Consolidated loss before income taxes			$(306.6)

[1]	Adjusted cost of revenues is a significant expense category, and amounts align with the segment-level information that is regularly provided to the CODM. Adjusted cost of revenues is defined by management as cost of revenues adjusted for purchase accounting impacts and excluding depreciation, amortization, and other segment expenses identified as non-operating by management.
[2]	Other segment items included in segment income (loss) from operations for each segment include research and development expenses; selling and marketing expenses; general and administrative expenses; and any amounts excluded from cost of revenues to determine adjusted costs of revenues (e.g., depreciation, amortization, and other segment expenses identified as non-operating by management).
[3]	Other loss consists of research and development expenses; selling and marketing expenses; and general and administrative expenses not allocated to the segments.
The Company’s assets by reportable segment were not included, as this information is not reviewed by, nor otherwise provided to, the CODM to make operating decisions or allocate resources.
The following table summarizes capital expenditures and depreciation and amortization for each reportable segment (in millions).

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Capital expenditures
Medical	$27.8	$21.8	$22.6
Nuclear & Safety	17.7	18.0	11.6
Total operating and reportable segments	45.5	39.8	34.2
Corporate and other	3.3	1.0	0.4
Total capital expenditures	$48.8	$40.8	$34.6
Depreciation and amortization
Medical	$73.0	$75.2	$82.4
Nuclear & Safety	76.7	86.9	91.1
Total operating and reportable segments	149.7	162.1	173.5
Corporate and other	0.7	0.7	1.0
Total depreciation and amortization	$150.4	$162.8	$174.5

The following details revenues by geographic region. Revenues generated from external customers are attributed to geographic regions through sales from site locations (i.e. point of origin) (in millions).

	Revenues
	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
North America
Medical	$271.9	$258.1	$252.0
Nuclear & Safety	270.3	254.2	210.7
Total North America	542.2	512.3	462.7
Europe
Medical	27.8	26.4	19.7
Nuclear & Safety	277.8	245.7	222.1
Total Europe	305.6	272.1	241.8
Asia Pacific
Medical	—	—	—
Nuclear & Safety	13.0	16.5	13.3
Total Asia Pacific	13.0	16.5	13.3
Total Revenues	$860.8	$800.9	$717.8
Revenues generated in the United States were $497.9 million, $476.0 million, and $429.6 million for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Revenues in France were $181.5 million, $155.4 million, and $142.1 million for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. No other country generated more than 10% of revenue individually.
The following details revenues by timing of recognition (in millions):

	Revenues
	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Point in time	$567.0	$496.0	$485.9
Over time	293.8	304.9	231.9
Total revenues	$860.8	$800.9	$717.8

The following details revenues by product for each segment (in millions). The Company updated the categorization of its products to better align with the markets driving demand. The revenues by product information has been recast for all prior periods presented.

	Revenues
	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Medical segment:
Cancer care	$228.1	215.9	$206.0
Other	71.6	68.6	65.8
Nuclear & Safety segment:
Nuclear	316.6	291.8	254.2
Labs and research	131.7	122.9	103.1
Other	112.8	101.7	88.7
Total Revenues	$860.8	$800.9	$717.8
The following details property, plant, and equipment, net, by geography (in millions):

	Property, Plant, and Equipment, Net
	December 31, 2024	December 31, 2023
North America	$91.5	$82.9
Europe	54.7	51.5
Asia Pacific	0.1	0.1
Total	$146.3	$134.5
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
Level 3 – Inputs are unobservable and require significant management judgment or estimation.

The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 12)	$175.6	$—	$—
Discretionary retirement plan (Note 13)	$4.6	$1.0	$—
Accrued interest receivable on Cross-Currency Rate Swaps (Note 18)	$—	$0.1	$—
Interest Rate Swap (Note 18)	$—	$0.3	$—
Liabilities
Discretionary retirement plan (Note 13)	$4.6	$1.0	$—
Cross-Currency Rate Swaps (Note 18)	$—	$8.1	$—
	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 12)	$130.5	$—	$—
Discretionary retirement plan (Note 13)	$4.0	$1.0	$—
Accrued interest receivable on Cross-Currency Rate Swaps (Note 18)	$—	$0.1	$—
Interest Rate Swap (Note 18)	$—	$0.1	$—
Liabilities
Discretionary retirement plan (Note 13)	$4.0	$1.0	$—
Public warrants	$38.1	$—	$—
Private placement warrants	$—	$17.3	$—
Cross-Currency Rate Swaps (Note 18)	$—	$23.3	$—
        `
The Cross-Currency Rate Swaps the Company entered into in the year ended December 31, 2022, and the Interest Rate Swap entered in the year ended December 31, 2023, are not exchange traded instruments, and their fair value is determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange market data, current interest rate (SOFR) data, and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements.
As of December 31, 2023, the fair value of Public Warrants and Private Placement Warrants have been measured based on the listed market price of such Public Warrants, a Level 1 measurement. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Public Warrants and Private Placement Warrants were exercised, exchanged, or redeemed during the fiscal year ended December 31, 2024. See Note 1, Nature of Business and Summary of Significant Accounting Policies, for further details.
18. Derivatives and Hedging
The Company's policy requires that derivatives are used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EURO and USD. As such, the Company entered into cross-currency rate swaps during the year ended December 31, 2022, to manage currency risks related to our investments in foreign operations. During the year ended December 2024, the Company extended a cross-currency rate swap derivative by one year (notional amount of 123.2 million euros). The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) during the year ended December 31, 2023, to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments.

All derivative instruments are carried at fair value in our consolidated balance sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2024	December 31, 2023
Assets:
Accrued interest receivable on cross-currency rate swaps	Prepaid expenses and other currents assets	$0.1	$0.1
Interest rate swap	Other non-current assets	0.3	0.1
Total assets		$0.4	$0.2
Liabilities:
Cross-currency rate swap	Accrued expenses and other current liabilities	3.4	$10.7
Cross-currency rate swap	Other non-current liabilities	4.7	12.6
Total liabilities		$8.1	$23.3
(1) Refer to Note 17, Fair Value Measurements, for additional information related to the estimated fair value.

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

During the year ended December 31, 2024, the interest rate swap resulted in gains of $0.2 million recognized in other comprehensive income ("OCI"). Gains of $1.0 million were recognized in income through interest expense and reclassified from OCI during the same periods. In addition, the Company did not have any ineffectiveness related to the cash flow hedge during the year ended December 31, 2024. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified as financing activities in our Consolidated Statements of Cash Flows.

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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
	December 31, 2024	December 31, 2023
Cross-currency rate swaps	€238.8	€238.8	$15.2	$(10.4)	$(12.9)
Total	€238.8	€238.8	$15.2	$(10.4)	$(12.9)

During the fourth quarter of 2024, the Company amended one of the cross-currency rate swaps (notional amount of 123.2 million euros) to extend the maturity to December 31, 2025. The cross-currency rate swap was dedesignated from previous hedge accounting, and then redesignated as a net investment hedge, resulting in an immaterial off-market impact to the excluded interest component which will be recognized systematically into earnings over the life of the derivative.
The Company did not reclassify any gains or losses related to net investment hedges from AOCL into earnings during the years ended December 31, 2024 and December 31, 2023. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2024 and December 31, 2023. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified as investing activities in our consolidated statements of cash flows.
19. Loss Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except share and per share amounts):

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Net loss attributable to Mirion Technologies, Inc.	$(36.1)	$(96.9)	$(276.9)
Weighted average common shares outstanding – basic and diluted	204.991	196.369	181.149
Net loss per common share attributable to Mirion Technologies, Inc. — basic and diluted	$(0.18)	$(0.49)	$(1.53)
Anti-dilutive employee stock-based awards, excluded	2.771	0.639	0.956
Net loss per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive.

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

Warrants
As described above, as of December 31, 2023, the Company had outstanding warrants to purchase up to 27,249,779 shares of Class A common stock (including 18,749,779 public warrants and 8,500,000 private placement warrants). One whole warrant entitles the holder thereof to purchase one share of Mirion Class A common stock at a price of $11.50 per share. For the years ended December 31, 2023, and December 31, 2022, the Company’s outstanding warrants were not included in the Company’s calculation of basic loss per share and are excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive. During the second quarter of the year ended December 31, 2024, all warrants were exercised, redeemed, or exchanged for shares of Mirion Class A common stock or cash. Any shares of Mirion Class A common stock received are included in the calculation of basic and diluted earnings per share.

Founder Shares
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

During the fourth quarter of the year ended December 31, 2024, all of the founder shares met the required vesting conditions and the Class A common shares were considered outstanding for purposes of our loss per share calculation. Previous to the vesting, since the holders of the founder shares were not entitled to participate in earnings unless the vesting conditions were met, the founders shares were previously excluded from the calculation of our loss per share.

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
In June 2024, management announced that it would close its Middleton, Wisconsin facility and move operations to our Virginia facility within the Medical segment in an effort to simplify product lines and cease the production of the lasers product line. As a result of the announcement, the Company recorded $3.4 million of losses for the impairment of the facility's right-of-use asset, related leasehold improvements, and write-off of inventories along with $1.1 million of severance expense.

As of December 31, 2024, the Company does not expect a significant impact of additional charges from these previously announced initiatives.
The Company’s restructuring and impairment expenses are comprised of the following (in millions):

	Fiscal Year Ended December 31, 2024
(in millions)	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.5	$1.1	$1.6
Asset impairments/Other(1)	1.6	1.8	3.4
Total	$2.1	$2.9	$5.0

	Fiscal Year Ended December 31, 2023
(in millions)	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.1	$1.1	$1.2
Asset impairments/Other(1)	—	0.4	0.4
Total	$0.1	$1.5	$1.6

	Fiscal Year Ended December 31, 2022
(in millions)	Cost of revenue	Selling, general and administrative	Total
Severance and employee costs	$0.3	$1.5	$1.8
Asset impairments/Other(1)	0.5	3.7	4.2
Total	$0.8	$5.2	$6.0
(1) Includes facilities, inventory write-downs, outside services, and legal matters.

The following table summarizes restructuring and impairment expenses for each reportable segment (in millions):

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Restructuring expenses and related asset impairments:
Medical	$4.5	$0.3	$3.4
Nuclear & Safety	0.5	0.2	1.8
Corporate and other	—	1.1	0.8
Total	$5.0	$1.6	$6.0
The following table summarizes the changes in the Company’s accrued restructuring balance for severance and employee costs, which are included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets (in millions).

Balance at December 31, 2022	$1.5
Restructuring charges	1.6
Payments	(3.0)
Adjustments	(0.1)
Balance at December 31, 2023	$—
Restructuring charges (excluding impairments)	1.6
Payments	(1.4)
Adjustments	—
Balance at December 31, 2024	$0.2

21. Noncontrolling Interests

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

As of December 31, 2024, the Company recognized noncontrolling interests for the 6,504,885 shares, representing the 2.8% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company. As of December 31, 2023, the Company recognized noncontrolling interests for the 7,787,333 shares, representing the 3.5% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company.

As of December 31, 2024, and 2023, noncontrolling interests of $53.5 million and $65.5 million were reflected in the Consolidated Statements of Stockholders’ Equity, respectively.

22. Accumulated Other Comprehensive Loss / Income
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	December 31, 2024	December 31, 2023
Cumulative foreign currency translation adjustment, net of tax	$(93.6)	$(52.4)
Unrealized gain on pension and postretirement benefit plans, net of tax	2.4	2.0
Unrealized loss on net investment hedges, net of tax	(5.8)	(17.9)
Unrealized gain on cash flow hedges, net of tax	0.2	0.1
Less: cumulative loss attributable to noncontrolling interests	(3.8)	(2.9)
Accumulated other comprehensive (loss) income	$(93.0)	$(65.3)
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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management team has concluded that as of December 31, 2024, our internal controls over financial reporting are effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Mirion Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mirion Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Atlanta, GA
February 26, 2025

ITEM 9B. OTHER INFORMATION
(a)    None.
(b)    During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K, except as set forth below:.

Name and Title	Action	Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Brian Schopfer Chief Financial Officer	Terminate(2)	November 6, 2024	November 6, 2024 - August 7, 2025	Y	163,885(3)
Emmanuelle Lee Chief Legal Officer, Chief Compliance Officer and Corporate Secretary	Terminate(4)	October 30, 2024	June 6, 2024 - February 28, 2025	Y	50,000(5)
(1)    Denotes that the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).
(2)    Trading arrangement was originally adopted on August 7, 2024 and terminated on November 6, 2024.
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
(4)    Trading arrangement was originally adopted on March 7, 2024 and terminated on October 30, 2024.
(5)    Reflects shares of Class B common stock of the Company held of record by the Lee Revocable Living Trust for the benefit of Ms. Lee, her spouse and beneficiaries to be sold in ten (10) monthly installments of 5,000 shares each for the duration of the trading arrangement, subject to a limit price. The shares of Class B common stock will be exchanged for shares of Class A common stock of the Company if sales are triggered under the trading arrangement.

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
We have adopted Insider Trading policies and procedures governing the purchase, sale and/or other dispositions of the Company's securities, including with respect to Rule 10b5-1 plans, that apply to our directors, officers and certain covered employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards.
The information otherwise required by this Item will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements

See Index to consolidated financial statements appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

2. Financial Statement Schedules

The following financial statement schedules are included in this Form 10-K:
•Schedule I - Condensed Financial Information of Registrant is presented for the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022.
•Schedule II - Valuation and Qualifying Accounts is presented for the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2023).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
4.2*	Description of Securities of Mirion Technologies, Inc.
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

10.3
Amendment No.2 dated as of June 23, 2023 to the Credit Agreement, dated as of October 21, 2021, among Mirion Technologies (Holdingsub2). Ltd., Mirion Technologies (US Holdings), Inc., Mirion Technologies (US), Inc., Citibank N.A., as Administrative Agent and Collateral Agent and the other parties thereto (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on June 27, 2023)

10.4
Amendment No.3 to the Credit Agreement by and among Mirion IntermediateCo, Inc., Mirion Technologies (US Holdings), Inc. and Mirion Technologies (US), Inc., the other Credit Parties party thereto, the lending institutions from time to time party thereto and Citibank, N.A. effective as of May 22, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2024).

10.5
Holdings Assumption Agreement, dated December 30, 2023 by Mirion Technologies (HoldingSub2), Mirion Intermediate Co., Inc. and Citibank N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

10.6
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
10.9+
Form of Restricted Stock Unit for Employee (Retention) Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

10.10+
Form of Performance Stock Unit (Retention) Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

10.11+
Form of Restricted Stock Unit for Director Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

10.12+	Mirion Technologies, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.13+
Mirion Technologies, Inc. Second Amended and Restated Non-Employee Director Compensation Program, dated as of May 15, 2024 (incorporated by reference to Exhibit 10.1. the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024).

10.14+
Form of Performance-Based Restricted Stock Unit Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022).

10.15	Mirion Technologies, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).
10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
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

10.28+
Profits Interest Award Agreement between Thomas Logan and GS Sponsor II LLC, dated June 16, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

Exhibit Number	Exhibit Title
10.29+
Profits Interest Award Agreement between Lawrence Kingsley and GS Sponsor II LLC, dated June 16, 2021 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

10.30+
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

10.32+
Employment Agreement between Loic Eloy and Mirion Technologies (MGPI) SAS entered into as of February 7, 2019 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.33+
Amendment No. 1 to the Employment Agreement between Loic Eloy and Mirion Technologies (MGPI) SAS entered into as of February 3, 2022 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.34+
Employment Agreement between Emmanuelle Lee and Mirion Technologies, Inc. entered into September 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.35+
Amendment No.1 to the Employment Agreement between Emmanuelle Lee and Mirion Technologies, Inc. entered into December 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

10.36+
Amendment No.2 to the Employment Agreement between Emmanuelle Lee and Mirion Technologies, Inc. entered into August 7, 2023 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

10.37+
Participation Agreement between Alison Ulrich and Mirion Technologies, Inc. entered into August 7, 2023 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

10.38+
Mirion Technologies, Inc. Executive Bonus Plan effective as of January 1, 2024 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Mirion Technologies, Inc.
23.1*	Consent of Deloitte & Touche LLP.
24.1*	Powers of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Mirion Technologies, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
MIRION TECHNOLOGIES, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
(in millions)

	December 31, 2024	December 31, 2023
Assets:
Investments in Sub	$1,558.8	$1,604.4
Total Assets	$1,558.8	$1,604.4

Liabilities and Stockholders’ Equity:
Accrued expenses and other current liabilities	$0.2	$—
Warrant liabilities	—	55.3
Deferred income taxes and other liabilities	(0.5)	(0.9)
Total Liabilities	(0.3)	54.4
Treasury Stock	(3.2)	(1.3)
Additional paid-in capital	2,143.3	2,056.5
Accumulated deficit	(541.5)	(505.4)
Accumulated Other Comprehensive Loss	(93.0)	(65.3)
Mirion Technologies, Inc. stockholders’ equity	1,505.6	1,484.5
Noncontrolling interests	53.5	65.5
Total Stockholders’ Equity	1,559.1	1,550.0
Total Liabilities and Stockholders’ Equity	$1,558.8	$1,604.4

MIRION TECHNOLOGIES, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions)

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Operating expenses:
Selling, general and administrative	$16.6	$22.5	$31.2
Total operating expenses	16.6	22.5	31.2
Loss from operations	(16.6)	(22.5)	(31.2)
Other expense (income):
Increase (decrease) in fair value of warrant liabilities	5.3	24.8	(37.6)
Equity in net loss of subsidiaries	14.3	51.1	294.8
Other expense	—	0.3	—
Loss before benefit from income taxes	(36.2)	(98.7)	(288.4)
Benefit from income taxes	0.4	—	—
Net loss	(36.6)	(98.7)	(288.4)
Loss attributable to noncontrolling interests	(0.5)	(1.8)	(11.5)
Net loss attributable to Mirion Technologies, Inc. stockholders	(36.1)	(96.9)	(276.9)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	—	(0.3)	4.9
Unrecognized actuarial gain (loss) and prior service benefit, net of tax	—	—	2.0
Other comprehensive loss (income), net of tax	—	(0.3)	2.9
Comprehensive loss attributable to Mirion Technologies, Inc. stockholders	$(36.1)	$(97.2)	$(274.0)
Loss per share—basic and diluted	$(0.18)	$(0.49)	$(1.53)
Weighted average number of shares outstanding—basic and diluted	204.991	196.369	181.149
A statement of cash flows has not been presented as the Mirion Technologies, Inc. parent company did not have any cash as of, or at any point in time during, the years ended December 31, 2024, December 31, 2023, or December 31, 2022.
Note to Condensed Financial Statements of Registrant (Parent Company Only)
Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Mirion (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed the specified threshold amount of the consolidated net assets of the Company. Because we have a consolidated accumulated deficit, the 25% threshold described in Rule 4-08 does not apply and any restrictions of net assets at our subsidiaries trigger the requirement to present parent company-only financial information. The ability of Mirion’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ outstanding term loan and revolving credit facility borrowings as described in Note 8, Borrowings, to the audited consolidated financial statements.
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

Schedule II

Valuation and Qualifying Accounts
(Dollars in millions)
	Balance at	Charged to			Balance at
	Beginning	Costs and	Deductions		End of
Description	of Period	Expenses	(a)	Other (b)	Period
Year Ended December 31, 2024
Allowance for doubtful accounts	7.8	3.4	(6.0)	—	5.2
Product warranty	3.9	1.6	(0.5)	0.5	5.5
Year Ended December 31, 2023
Allowance for doubtful accounts	7.4	1.7	(1.6)	0.3	7.8
Product warranty	4.4	0.4	(0.9)	—	3.9
Year Ended December 31, 2022
Allowance for doubtful accounts	5.4	0.3	(0.4)	2.1	7.4
Product warranty	5.9	(0.7)	(0.8)	—	4.4
(a)Charges to the accounts included in this column are for the purposes for which the reserves were created and valuation adjustments
(b)Amounts included in this column relate to foreign currency translation and other adjustments

SIGNATURES AND POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2025

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

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	February 26, 2025

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	February 26, 2025

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	February 26, 2025

/s/ Lawrence D. Kingsley Lawrence D. Kingsley	Director and Chairman	February 26, 2025

/s/ Sheila Rege Sheila Rege	Director	February 26, 2025

/s/ Steven W. Etzel Steven W. Etzel	Director	February 26, 2025

/s/ Kenneth C. Bockhorst Kenneth C. Bockhorst	Director	February 26, 2025

Name	Title	Date

/s/ Robert A. Cascella Robert A. Cascella	Director	February 26, 2025

/s/ John W. Kuo John W. Kuo	Director	February 26, 2025

/s/ Jody A. Markopoulos Jody A. Markopoulos	Director	February 26, 2025