Form 10-Q
period 2025-03-31
Mirion Technologies, Inc.
filed 2025-04-30
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 23, 2025, there were 225,554,626 shares of Class A common stock, $0.0001 par value per share, and 6,372,385 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, macroeconomic trends, including the impact of tariffs, macro trends in nuclear power and cancer care, and our competitive positioning are forward-looking statements. This includes, without limitation, statements under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, capitalization and capital structure, indebtedness, business strategy, and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies, goodwill impairment, backlog, our supply chain challenges, matters affecting Russia, relations between the United States and China, conflict in the Middle East, foreign exchange, tariffs, interest rate and inflation trends, any merger, acquisition, divestiture or investment activity, including integration of previously completed mergers and acquisitions, or other strategic transactions and investments, legal claims, litigation, arbitration or similar proceedings, including with respect to customer disputes, and the future or expected impact on us of any epidemic, pandemic or other crises. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•geopolitical and trade conditions, including related to matters affecting Russia, the relationship between the United States and China, conflict in the Middle East, risks related to tariffs, export controls and other trade barriers, and risks of slowing economic growth or economic recession in the United States and globally;
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
•risks related to government contracts including out ability to mitigate risks associated with long-term fixed price contracts;
•our ability to predict our future operational results
•risks related to the public's perception of nuclear radiation and nuclear technologies;
•risks related to information technology disruptions or security issues, including cyberattacks and data or systems breaches;
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
•risks related to our exposure to fluctuations in foreign currency exchange rates, interest rates, tariffs, reciprocal and retaliatory tariffs and other tariff-related measures, and inflation, including the impact on our debt service cost;
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
•liabilities associated with environmental, health, and safety matters; and
•other risks and uncertainties indicated in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q, including those under the heading “Risk Factors,” and other documents filed or to be filed with the U.S. Securities and Exchange Commission ("SEC") by us.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$185.8	$175.2
Restricted cash	0.3	0.3
Accounts receivable, net of allowance for doubtful accounts	147.8	177.7
Costs in excess of billings on uncompleted contracts	71.8	67.0
Inventories	143.5	133.2
Prepaid expenses and other current assets	41.0	41.3
Total current assets	590.2	594.7
Property, plant, and equipment, net	148.2	146.3
Operating lease right-of-use assets	30.0	30.3
Goodwill	1,439.6	1,426.2
Intangible assets, net	390.7	411.6
Restricted cash	0.1	0.1
Other assets	26.8	26.8
Total assets	$2,625.6	$2,636.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51.7	$56.5
Deferred contract revenue	92.2	96.6
Third-party debt, current	0.7	1.2
Operating lease liability, current	6.5	6.4
Accrued expenses and other current liabilities	113.9	102.7
Total current liabilities	265.0	263.4
Third-party debt, non-current	685.9	685.2
Operating lease liability, non-current	26.4	27.1
Deferred income taxes, non-current	54.1	61.1
Other liabilities	37.5	40.1
Total liabilities	1,068.9	1,076.9
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 225,202,704 shares issued and outstanding at March 31, 2025; 225,915,767 shares issued and outstanding at December 31, 2024	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 6,372,385 shares issued and outstanding at March 31, 2025; 6,504,885 shares issued and outstanding at December 31, 2024	—	—
Treasury stock, at cost; 1,558,387 shares at March 31, 2025 and 288,013 shares December 31, 2024	(23.6)	(3.2)
Additional paid-in capital	2,147.7	2,143.3
Accumulated deficit	(541.2)	(541.5)
Accumulated other comprehensive loss	(79.1)	(93.0)
Mirion Technologies, Inc. stockholders’ equity	1,503.8	1,505.6
Noncontrolling interests	52.9	53.5
Total stockholders’ equity	1,556.7	1,559.1
Total liabilities and stockholders’ equity	$2,625.6	$2,636.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues:
Product	$147.9	$140.0
Service	54.1	52.6
Total revenues	202.0	192.6
Cost of revenues:
Product	81.7	79.0
Service	24.2	26.5
Total cost of revenues	105.9	105.5
Gross profit	96.1	87.1
Operating expenses:
Selling, general and administrative	78.7	84.1
Research and development	8.7	7.9
Total operating expenses	87.4	92.0
Income (loss) from operations	8.7	(4.9)
Other expense (income):
Interest expense	12.5	15.5
Interest income	(1.9)	(1.7)
Foreign currency (gain) loss, net	(2.8)	0.8
Increase in fair value of warrant liabilities	—	5.7
Other expense, net	0.3	0.1
Income (loss) before income taxes	0.6	(25.3)
Income tax expense	0.2	1.2
Net income (loss)	0.4	(26.5)
Income (loss) attributable to noncontrolling interests	0.1	(0.7)
Net income (loss) attributable to Mirion Technologies, Inc.	$0.3	$(25.8)

Earnings (loss) per common share attributable to Mirion Technologies, Inc.:
Basic	$0.00	$(0.13)
Diluted	$0.00	$(0.13)
Weighted average common shares outstanding:
Basic	225.655	199.729
Diluted	226.918	199.729
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In millions)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net income (loss)	$0.4	$(26.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	22.0	(14.7)
Unrealized (loss) gain on net investment hedges, net of tax	(7.6)	4.9
Unrealized (loss) gain on cash flow hedge, net of tax	(0.1)	0.6
Other comprehensive income (loss), net of tax	14.3	(9.2)
Comprehensive income (loss)	14.7	(35.7)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.5	(1.0)
Comprehensive income (loss) attributable to Mirion Technologies, Inc.	$14.2	$(34.7)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2023	218,177,832	$—	7,787,333	$—	149,076	$(1.3)	$2,056.5	$(505.4)	$(65.3)	$65.5	$1,550.0
Stock issued for vested restricted stock units	88,171	—	—	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	8,420	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	460,910	—	(460,910)	—	—	—	3.8	—	—	(3.8)	—
Stock-based compensation expense	—	—	—	—	—	—	3.5	—	—	—	3.5
Net loss	—	—	—	—	—	—	—	(25.8)	—	(0.7)	(26.5)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8.9)	(0.3)	(9.2)
Balance March 31, 2024	218,735,333	$—	7,326,423	$—	149,076	$(1.3)	$2,063.9	$(531.2)	$(74.2)	$60.7	$1,517.9

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2024	225,915,767	$—	6,504,885	$—	288,013	$(3.2)	$2,143.3	$(541.5)	$(93.0)	$53.5	$1,559.1
Stock issued for vested restricted stock units	422,442	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	15,888	—	—	—	(15,888)	0.1	(0.1)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(126,262)	—	—	—	126,262	(1.9)	—	—	—	—	(1.9)
Stock compensation to directors in lieu of cash compensation	2,369	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	132,500	—	(132,500)	—	—	—	1.1	—	—	(1.1)	—
Purchases of treasury stock	(1,160,000)	—	—	—	1,160,000	(18.6)	—	—	—	—	(18.6)
Stock-based compensation expense	—	—	—	—	—	—	3.3	—	—	—	3.3
Net income	—	—	—	—	—	—	—	0.3	—	0.1	0.4
Other comprehensive income	—	—	—	—	—	—	—	—	13.9	0.4	14.3
Balance March 31, 2025	225,202,704	$—	6,372,385	$—	1,558,387	$(23.6)	$2,147.7	$(541.2)	$(79.1)	$52.9	$1,556.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
OPERATING ACTIVITIES:
Net income (loss)	$0.4	$(26.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	33.7	38.8
Stock-based compensation expense	3.4	3.6
Amortization of debt issuance costs	0.9	0.7
Provision for doubtful accounts	0.7	0.8
Inventory obsolescence write down	0.5	1.2
Change in deferred income taxes	(5.7)	(7.5)
Loss on disposal of property, plant and equipment	0.1	0.3
(Gain) loss on foreign currency transactions	(2.8)	0.8
Increase in fair values of warrant liabilities	—	5.7
Changes in operating assets and liabilities:
Accounts receivable	31.1	24.2
Costs in excess of billings on uncompleted contracts	(2.1)	(8.2)
Inventories	(8.3)	(5.6)
Prepaid expenses and other current assets	(0.5)	4.2
Accounts payable	(2.3)	(5.4)
Accrued expenses and other current liabilities	(5.7)	(12.3)
Deferred contract revenue and liabilities	(4.4)	(9.1)
Other assets	0.3	(0.2)
Other liabilities	(3.7)	0.5
Net cash provided by operating activities	35.6	6.0
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash and cash equivalents acquired	—	(1.0)
Purchases of property, plant, and equipment and badges	(8.5)	(12.8)
Proceeds from net investment hedge derivative contracts	0.9	0.9
Net cash used in investing activities	(7.6)	(12.9)
FINANCING ACTIVITIES:
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(1.9)	—
Purchases of stock for treasury	(18.6)	—
Deferred financing costs	(0.5)	—
Proceeds from cash flow hedge derivative contracts	0.1	0.3
Other financing	(0.3)	(0.1)
Net cash (used in) provided by financing activities	(21.2)	0.2
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3.8	(2.1)
Net increase in cash, cash equivalents, and restricted cash	10.6	(8.8)
Cash, cash equivalents, and restricted cash at beginning of period	175.6	130.5
Cash, cash equivalents, and restricted cash at end of period	$186.2	$121.7

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial information. The interim unaudited Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the period ended December 31, 2024, which include a complete set of footnote disclosures, including our significant accounting policies included in our Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned and majority-owned or controlled subsidiaries. For consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocated to noncontrolling interests is reported as “Income (Loss) attributable to noncontrolling interests” in the unaudited Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated in consolidation.

The Company recognizes a noncontrolling interest for the portion of Class B common stock of Mirion IntermediateCo, Inc., a Delaware corporation and direct subsidiary of the Company ("IntermediateCo") that is not attributable to the Company. See Note 18, Noncontrolling Interests.

Segments

The Company manages its operations through two operating and reportable segments: Medical and Nuclear & Safety. These segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 14, Segment Information, for further detail.

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
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in Note 1 to the audited consolidated financial statements on Form 10-K for the period ended December 31, 2024.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $5.5 million and $5.2 million as of March 31, 2025 and December 31, 2024, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.
The components of prepaid expenses and other current assets consist of the following (in millions):

	March 31, 2025	December 31, 2024
Prepaid insurance	$3.2	$1.0
Prepaid vendor deposits	4.1	5.4
Prepaid software expenses	6.3	6.8
Short-term marketable securities	5.9	5.9
Income tax receivable and prepaid income taxes	6.0	8.6
Other tax receivables	1.3	—
Other current assets	14.2	13.6
	$41.0	$41.3
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $3.1 million for both periods ended March 31, 2025 and December 31, 2024, and were included in other accrued expenses and other long-term liabilities on the unaudited Condensed Consolidated Balance Sheet. Accretion expense related to these liabilities was not material for any periods presented.

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
Contract Balances
The timing of the Company's revenue recognition, invoicing, and cash collections results in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and deferred contract revenue. Refer to Note 3, Contracts in Progress, for further details.
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of March 31, 2025 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $813.5 million and $811.9 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the Company expects to recognize approximately 47%, 22%, 9%, and 5% of the remaining performance obligations as revenue during 2025, 2026, 2027 and 2028, respectively, and the remainder thereafter.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 14, Segment Information.
Warrant Liability

As of March 31, 2024, the Company had outstanding warrants to purchase up to 27,249,779 shares of Class A common stock. The Company accounted for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants did not meet the criteria for equity treatment and were required to be recorded as derivative liabilities. Accordingly, the Company classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until the warrants were exercised or expired, and any change in fair value was recognized in the Company’s unaudited Condensed Consolidated Statements of Operations. The fair value of the warrants (the "Public Warrants") issued in connection with GSAH's initial public offering had been measured based on the listed market price of such Public Warrants. As the transfer of certain warrants issued in a private placement (the "Private Placement Warrants" and, together with the Public Warrants, the "Warrants") to GS Sponsor II LLC, the sponsor of GSAH (the "Sponsor"), to anyone who was not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant was equivalent to that of each Public Warrant. Derivative warrant liabilities were classified as non-current liabilities as their liquidation was not reasonably expected to require the use of current assets or require the creation of current liabilities.

During the three months ended March 31, 2024, the Company recognized a $5.7 million gain resulting from the change in fair value of warrant liabilities within the unaudited Condensed Consolidated Statements of Operations.

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
When treasury shares are reissued at a price higher than cost, the difference is recorded as a component of additional paid-in-capital in the unaudited Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that previously recorded gains exist to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in the unaudited Condensed Consolidated Balance Sheets. Treasury stock is reissued on a FIFO cost flow basis to compute excesses and deficiencies upon subsequent share reissuance.
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts.
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of March 31, 2025 and December 31, 2024, no customer accounted for more than 10% of the accounts receivable balance. No single customer accounted for more than 10% of total revenues during the three months ended March 31, 2025, and March 31, 2024, respectively.

Recent Accounting Pronouncements
Accounting Guidance Issued and Adopted
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance during the fourth quarter of 2024 and implemented the required disclosures, including applying retrospectively to all prior periods presented in the condensed consolidated financial statements. See Note 14, Segment Information.
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
2. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	March 31, 2025	December 31, 2024
Costs incurred on contracts (from inception to completion)	$406.3	$409.3
Estimated earnings	251.4	253.1
Contracts in progress	657.7	662.4
Less: billings to date	(594.9)	(607.0)
	$62.8	$55.4

The carrying amounts related to uncompleted construction-type contracts are included in the accompanying unaudited Condensed Consolidated Balance Sheets under the following captions (in millions):

	March 31, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$71.8	$67.0
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	19.8	20.2
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(27.1)	(31.0)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(1.7)	(0.8)
	$62.8	$55.4
(1)Included in other assets within the unaudited Condensed Consolidated Balance Sheets.
(2)Included in deferred contract revenue – current within the unaudited Condensed Consolidated Balance Sheets.
(3)Included in other liabilities within the unaudited Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2025 the Company has recognized revenue of $11.7 million related to the contract liabilities balance as of December 31, 2024.
3. Inventories
The components of inventories consist of the following (in millions):

	March 31, 2025	December 31, 2024
Raw materials	$74.5	$63.6
Work in progress	31.3	31.7
Finished goods	37.7	37.9
	$143.5	$133.2

4. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	March 31, 2025	December 31, 2024
Land, buildings, and leasehold improvements	3 - 39 years	$53.7	$52.2
Machinery and equipment	5 - 15 years	60.7	58.5
Badges	3 - 5 years	51.0	50.3
Furniture, fixtures, computer equipment and other	3 - 10 years	24.5	24.2
Software development costs	3 - 5 years	32.5	30.5
Construction in progress (1)	—	14.6	11.8
		237.0	227.5
Less: accumulated depreciation		(88.8)	(81.2)
		$148.2	$146.3
(1) Includes $7.6 million and $5.0 million of Construction in progress for internally developed software as of March 31, 2025, and December 31, 2024, respectively.

Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Depreciation expense in:
Cost of revenues	$5.5	$5.3
Operating expenses	$2.8	$2.0

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2025	December 31, 2024
Compensation and related benefit costs	$38.3	$44.7
Customer deposits	14.7	14.3
Accrued commissions	1.1	0.5
Accrued warranty costs	5.5	5.5
Non-income taxes payable	11.0	10.9
Pension and other post-retirement obligations	0.6	0.7
Income taxes payable	7.4	7.1
Derivative liabilities	17.5	3.4
Restructuring	—	0.2
Other accrued expenses	17.8	15.5
Total	$113.9	$102.8
6. Goodwill and Intangible Assets
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
No goodwill impairment was recognized for the three months ended March 31, 2025 and March 31, 2024, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of March 31, 2025 and December 31, 2024 (in millions):

	Medical	Nuclear & Safety	Consolidated
Balance—December 31, 2024	$634.0	$792.2	$1,426.2
Translation adjustment	—	13.4	13.4
Balance—March 31, 2025	$634.0	$805.6	$1,439.6
A portion of goodwill is deductible for income tax purposes.
Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	March 31, 2025		December 31, 2024
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,651.4	$(211.8)	$1,638.0	$(211.8)
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
Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

		March 31, 2025
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$338.2	$(203.7)	$134.5
Distributor relationships	7 - 13	60.8	(25.0)	35.8
Developed technology	5 - 16	262.2	(109.6)	152.6
Trade names	3 - 10	99.0	(34.4)	64.6
Remaining performance obligations and other	1 - 4	24.2	(21.0)	3.2
Total		$784.4	$(393.7)	$390.7

		December 31, 2024
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$335.6	$(190.9)	$144.7
Distributor relationships	7 - 13	60.8	(23.2)	37.6
Developed technology	5 - 16	258.7	(100.2)	158.5
Trade names	3 - 10	97.8	(31.5)	66.3
Remaining performance obligations and other	1 - 4	23.3	(18.8)	4.5
Total		$776.2	$(364.6)	$411.6

Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Amortization expense for intangible assets in:
Cost of revenues	$6.8	$6.8
Operating expenses	$18.6	$24.7
7. Borrowings
Third-party debt consist of the following (in millions):

	March 31, 2025	December 31, 2024
2021 Credit Agreement	$694.6	$694.6
Other	2.3	2.8
Total third-party debt	696.9	697.4
Less: third-party debt, current	(0.7)	(1.2)
Less: deferred financing costs	(10.3)	(11.0)
Third-party debt, non-current	$685.9	$685.2
As of March 31, 2025 and December 31, 2024, the fair market value of the Company's 2021 Credit Agreement (defined below) was $691.1 million and $696.3 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining third-party debt approximates the respective carrying amounts as of March 31, 2025 and December 31, 2024.
2021 Credit Agreement
The Company maintains a credit agreement (the “2021 Credit Agreement”) among Mirion IntermediateCo Inc., a Delaware corporation, as Holdings, Mirion Technologies (US Holdings), Inc., as the Parent Borrower, Mirion Technologies (US), Inc., as the Subsidiary Borrower, the lending institutions party thereto, and Citibank, N.A., as the Administrative Agent and Collateral Agent.
The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $175.0 million senior secured revolving facility (collectively, the “Credit Facilities”). The term loan facility is scheduled to mature on October 20, 2028, and the revolving facility is scheduled to expire and mature on March 21, 2030 (subject to other terms and conditions). The agreement requires the payment of a commitment fee of 0.50% per annum for unused revolving commitments, subject to stepdowns to 0.375% per annum and 0.25% per annum upon the achievement of specified leverage ratios. Any outstanding letters of credit issued under the 2021 Credit Agreement reduce the availability under the revolving line of credit.
The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on LIBOR (with customary fallback provisions) for borrowings in U.S. dollars, a floating rate formula based on Euro Interbank Offered Rate ("EURIBOR") for borrowings in Euro or a floating rate formula based on SONIA for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing. The 2021 Credit Agreement includes fallback language that seeks to either facilitate an agreement with the Company's lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based upon the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon certain triggering events (SOFR was adopted pursuant to an amendment to the 2021 Agreement in replacement of LIBOR in 2023).

The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on March 31, 2025 and December 31, 2024.

Term Loan - The term loan has a seven-year term (expiring October 2028) and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023 through May 21, 2024) or 0.50%, plus 2.75%. On May 22, 2024, the Company entered into Amendment No. 3 (the “Amendment”) to the Credit Agreement. The Amendment reduced the applicable margin rate on the term loans from 2.75% to 2.25% and reduced the credit spread based upon rate term to 0%, with other terms and conditions remaining consistent (effectively the existing loan was refinanced). The Amendment was accounted for prospectively as a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments. The interest rate was 6.55% and 6.85% as of March 31, 2025 and December 31, 2024, respectively. The Company paid no principal payments for the three months ended March 31, 2025 and for year ended December 31, 2024, respectively, yielding an outstanding balance of approximately $694.6 million as of March 31, 2025 and December 31, 2024.
Revolving Line of Credit - The revolving line of credit arrangement initially had a five-year term (expiring October 2026) and bore interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023) or 0%, plus 2.25%. The terms of the revolving line of credit were amended on March 21, 2025, through Amendment No. 4 to the 2021 Credit Agreement. Under the new amendment, revolving credit commitments from lenders increased from $90.0 million to $175.0 million, and the maturity date extended to March 21, 2030, subject to a “springing” maturity date that is 91 days prior to the maturity date of the outstanding term loan under the 2021 Credit Agreement (but only to the extent the outstanding principal amount of the term loan exceeds $100.0 million on the date of determination, and a final stated maturity date that is earlier than 91 days after March 21, 2030).
The agreement requires the payment of a commitment fee of 0.25% per annum for unused commitments. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of March 31, 2025 and December 31, 2024. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $18.0 million and $17.9 million for the periods ended March 31, 2025 and December 31, 2024, respectively. The amount available on the revolver as of March 31, 2025 and December 31, 2024 was approximately $157.0 million and $72.1 million, respectively.
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

In connection with the March 21, 2025 refinancing of the revolving line of credit under the 2021 Credit Agreement, the Company determined the change would be accounted for prospectively as a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments. As a result, the Company capitalized an additional $0.8 million for debt issuance fees.

For the three months ended March 31, 2025 and 2024, we incurred approximately $0.9 million and $0.7 million, of amortization expense of the deferred financing costs, respectively.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of March 31, 2025 and December 31, 2024, there were no outstanding amounts under these arrangements.
Accounts Receivable Sales Agreement
We are party to agreements to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution and an unaffiliated Finnish financial institution without recourse. Under these agreements, the Company can sell up to €12.5 million ($13.5 million) and €12.5 million ($13.0 million) as of March 31, 2025 and December 31, 2024, respectively, of eligible accounts receivables. The accounts receivable under these agreements are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of March 31, 2025 and December 31, 2024, there was $0.0 million and $0.2 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for all periods presented and are included in selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €62.8 million ($66.8 million) and €72.6 million ($75.4 million), as of March 31, 2025 and December 31, 2024, respectively, subject to certain local restrictions. As of March 31, 2025 and December 31, 2024, there were €54.5 million ($58.8 million) and €56.0 million ($58.2 million), respectively, of the lines that had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $0.4 million for both periods ending March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025, contractual principal payments of total third-party borrowings are as follows (in millions):

Remainder of 2025	$0.7
Year ending December 31:
2026	1.6
2027	—
2028	694.6
2029	—
Thereafter	—
Gross Payments	696.9
Unamortized debt issuance costs	(10.3)
Total third-party borrowings, net of debt issuance costs	$686.6

8. Leased Assets

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

The table below presents the locations of the operating lease assets and liabilities in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively (in millions):

	Balance Sheet Line Item	March 31, 2025	December 31, 2024
Operating lease assets	Operating lease right-of-use assets	$30.0	$30.3
Financing lease assets	Other assets	$—	$—

Operating lease liabilities:
Current operating lease liabilities	Current operating lease liability	$6.5	$6.4
Non-current operating lease liabilities	Operating lease liability, non-current	26.4	27.1
Total operating lease liabilities:		$32.9	$33.5

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2025 and December 31, 2024, respectively, are:

	March 31, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term (in years)	6.0	6.1
Weighted average discount rate	4.97%	4.96%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 (in millions):

Year ending December 31:
2025	$6.0
2026	7.4
2027	6.6
2028	5.2
2029	4.0
2030 and thereafter	8.6
Total undiscounted future minimum lease payments	37.8
Less: Imputed interest	(4.9)
Total operating lease liabilities	$32.9

For the three months ended March 31, 2025, operating lease costs (as defined under ASU 2016-02) were $1.6 million and for the three months ended March 31, 2024 operating lease costs were $2.7 million. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the unaudited Condensed Consolidated Statements of Operations. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.1 million for both the three months ended March 31, 2025 and March 31, 2024 and these amounts are included in operating activities in the unaudited Condensed Consolidated Statements of Cash Flows. Operating lease assets obtained in exchange for new operating lease liabilities were $0.1 million for the three months ended March 31, 2025 and zero for the three months ended March 31, 2024.
9. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of March 31, 2025, unconditional purchase obligations were as follows (in millions):

Year ending December 31:
2025	$67.3
2026	9.4
2027	1.4
2028	0.5
2029 and thereafter	0.3
Total	$78.9
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

In June 2023, the same Russian customer made a demand against the Company for the return of all payments received by the Company ($10.2 million) related to a Finland nuclear power plant project cancelled in May 2022. In September 2024, the Company entered into a settlement agreement with the customer agreeing to refund €4.4 million to the customer. The amount is included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2025, and the settlement resulted in an immaterial impact to the unaudited Condensed Statement of Operations for the fiscal year ended December 31, 2024.
10. Income Taxes
The effective income tax rate was 33.3% and (4.7)% for the three months ended March 31, 2025 and 2024, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the impact of valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) and many countries have incorporated Pillar Two model rule concepts into their domestic laws. Pillar Two legislation is effective for the Company for the year ended December 31, 2025. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. For the three months ended March 31, 2025, the impact of Pillar Two on our consolidated financial statements was not material.

11. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Three Months Ended March 31,
	2025	2024
Cash Paid For:
Cash paid for interest	$11.8	$14.8
Cash paid for income taxes	$3.1	$2.8
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accrued expense and other liabilities	$0.5	$1.9
Property, plant, and equipment purchases in accounts payable	$0.2	$1.3
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows (in millions).

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$185.8	$175.2
Restricted cash—current	0.3	0.3
Restricted cash—non-current	0.1	0.1
Total cash, cash equivalents, and restricted cash	$186.2	$175.6
Amounts included in restricted cash represent funds with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers.
12. Stock-Based Compensation
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

2021 Omnibus Incentive Plan

We adopted and obtained stockholder approval at the special meeting of the stockholders on October 19, 2021 of the 2021 Plan. We initially reserved 19,952,329 shares of our Class A common stock for issuance pursuant to awards under the 2021 Plan. The total number of shares of our Class A common stock available for issuance under the 2021 Plan will be increased on the first day of each fiscal year following the date on which the 2021 Plan was adopted in an amount equal to the least of (i) three percent (3%) of the outstanding shares of Class A common stock on the last day of the immediately preceding fiscal year, (ii) 9,976,164 shares of Class A common stock and (iii) such number of shares of Class A common stock as determined by the Committee (as defined and designated under the 2021 Plan) in its discretion. Pursuant to these automatic increase provisions, the number of shares of our Class A common stock reserved for issuance pursuant to awards under the 2021 Plan increased to 45,269,801 shares at January 1, 2025 (excluding the impact of grants and forfeitures plan to date). Any employee, director or consultant of the Company or any of its subsidiaries or affiliates is eligible to receive an award under the 2021 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations. The 2021 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, PSUs, other stock-based awards, or any combination thereof. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.
The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended March 31, 2025, the Company granted 207,999 RSUs and 625,550 PSUs to certain employees. During the three months ended March 31, 2024, the Company granted 548,939 RSUs and 453,560 PSUs to certain employees. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) years with equal annual installments vesting on the anniversary of the grant date. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

The PSUs granted during the three months ended March, 31, 2025, and 2024 vest over a three-year performance period beginning on January 1 of the grant year and are subject to service and performance/market vesting conditions. The number of PSUs to be earned is determined based upon attainment of certain performance goals over the course of the performance period. The recipient will generally forfeit all of the awards if the recipient is no longer providing services to the Company before the end of the performance measurement period. PSUs are considered variable in that compensation could range from zero to 200% of the award agreement's target contingent on the performance level attained. Fifty percent (50%) of the PSU awards shall vest based a performance condition determined by the Company's adjusted EBITDA with interpolated achievement levels. The remaining fifty percent (50%) of the PSU awards shall vest based on a performance condition determined by the Company’s cumulative adjusted free cash flow ("adjusted cash flow") with interpolated achievement levels. If certain minimum performance levels are not attained in the performance period, none of the PSUs will become vested. The overall payout result per the performance conditions shall be adjusted based on a market condition modifier (+/- 25% for 2025 grants, +/- 10% for 2024 grants) determined by the Company's relative total shareholder return (TSR) during the respective performance period, measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index.

During the three months ended March 31, 2025, $3.3 million of stock-based compensation expense was recorded, of which $0.2 million was related to non-employee directors. During the three months ended March 31, 2024, $2.6 million of stock-based compensation expense was recorded, of which $0.2 million was related to non-employee directors.
In addition, during the three months ended March 31, 2025 certain members of the Company's Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. As such, the Company recorded related stock-based compensation expense for $0.1 million. During the three months ended March 31, 2024, the Company recorded related stock-based compensation expense for $0.1 million for the director payments in lieu of cash.

Profits Interests

On June 17, 2021 the Sponsor issued 4,200,000 Profits Interests to Lawrence Kingsley, then the Chairman of the Board of Directors of the Company, 3,200,000 Profits Interests to Thomas Logan, the Chief Executive Officer of Mirion, and 700,000 Profits Interests to Brian Schopfer, the Chief Financial Officer of Mirion. The Profits Interests were intended to be treated as profits interests for U.S. income tax purposes, pursuant to which Messrs. Logan, Schopfer and Kingsley had an indirect interest in the founder shares held by the Sponsor; see Note 13, Related-Party Transactions, for further details. The Profits Interests vested in full and therefore all related expenses were completed at the end of fiscal year 2024. During the three ended March 31, 2024, $0.9 million of stock-based compensation expense was recorded.

13. Related-Party Transactions
Founder Shares

The former sponsor of GS Acquisition Holdings Corp II ("GSAH"), with which the Company consummated its business combination on October 21, 2021, owned 18,750,000 shares of Class B common stock ("founder shares"), which automatically converted into 18,750,000 shares of Class A common stock at the closing of the business combination. The founder shares, were subject to certain vesting and forfeiture conditions and transfer restrictions, including performance vesting conditions under which the price per share of Mirion's Class A common stock must meet or exceed certain established thresholds of $12, $14, or $16 per share for 20 out of 30 trading days before October 20, 2026. During the fourth quarter of the year ended December 31, 2024, all of the founder shares met the required vesting conditions.

Private Placement Warrants

The former sponsor of GSAH purchased an aggregate of 8,500,000 private placement warrants (the "Private Placement Warrants") at a price of $2.00 per whole warrant ($17.0 million in the aggregate) in a private placement (the “Private Placement”) that closed concurrently with the closing of GSAH's initial public offering (the "IPO"). Each Private Placement Warrant was exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment in certain circumstances, including upon the occurrence of certain reorganization events. The Private Placement Warrants were non-redeemable and exercisable on a cashless basis so long as they were held by the Sponsor or its permitted transferees.

During the three months ended June 30, 2024, the private placement warrants were exchanged for the Company's Class A common stock. See Note 1, Nature of Business and Summary of Significant Accounting Policies, for further details.

Profits Interests

The former sponsor of GSAH issued 8,100,000 Profits Interests to certain individuals affiliated with or expected to be affiliated with Mirion. The holders of the Profits Interests had an indirect interest in the founder shares held by the former sponsor of GSAH. The Profits Interests were subject to service and performance vesting conditions and fully vested during the fourth quarter of the year ended December 31, 2024. See Note 12, Stock-Based Compensation, for further detail regarding the Profits Interests.
14. Segment Information
During the year ended December 31, 2024, the Company renamed its Technologies segment as "Nuclear & Safety."
The Company manages its operations through two operating and reportable segments: Medical and Nuclear & Safety. These segments align the Company’s products and service offerings to customers and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment using operating income (loss). The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures, and markets distinct products and services. The company adopted ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" as of the year ended December 31, 2024, and applied the requirements of the standard to prior period information retrospectively as required.
Description of Segments

The Medical segment provides solutions focused on ensuring safety of equipment and personnel in the medical field. The primary product category relates to Cancer Care applications, including radiation oncology quality assurance, delivering patient safety solutions for diagnostic imaging and radiation therapy centers around the world, radiation therapy quality assurance solutions for calibrating and verifying imaging and treatment accuracy, and radionuclide therapy products for nuclear medicine applications such as product handling and medical imaging furniture. Other Medical segment products include dosimetry solutions for monitoring the total amount of radiation medical staff members are exposed to over time.

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

	Three Months Ended March 31, 2025
	Medical	Nuclear & Safety	Total

Revenues	$68.6	$133.4	$202.0
Less:
Adjusted cost of revenues[1]	24.5	69.2	93.7
Other segment items[2]	37.4	42.5	79.9
Segment income from operations	$6.7	$21.7	$28.4
Other loss[3]			(19.7)
Income from operations			8.7
Less other expense (income):
Third-party interest expense			12.5
Third-party interest income			(1.9)
Foreign currency gain, net			(2.8)
Other income, net			0.3
Consolidated income before income taxes			$0.6

	Three Months Ended March 31, 2024
	Medical	Nuclear & Safety	Total

Revenues	$66.8	$125.8	$192.6
Less:
Adjusted cost of revenues[1]	25.5	67.9	93.4
Other segment items[2]	39.9	45.3	85.2
Segment income from operations	$1.4	$12.6	$14.0
Other loss[3]			(18.9)
Loss from operations			(4.9)
Less other expense (income):
Third-party interest expense			15.5
Third-party interest income			(1.7)
Foreign currency loss, net			0.8
Increase in fair value warrant liabilities			5.7
Other income, net			0.1
Consolidated loss before income taxes			$(25.3)

[1]	Adjusted cost of revenues is a significant expense category, and amounts align with the segment-level information that is regularly provided to the CODM. Adjusted cost of revenues is defined by management as cost of revenues adjusted for purchase accounting impacts and excluding depreciation, amortization, and other segment expenses identified as non-operating by management.
[2]	Other segment items included in segment income (loss) from operations for each segment include research and development expenses; selling and marketing expenses; general and administrative expenses; and any amounts excluded from cost of revenues to determine adjusted costs of revenues (e.g., depreciation, amortization, and other segment expenses identified as non-operating by management).
[3]	Other loss consists of research and development expenses; selling and marketing expenses; and general and administrative expenses not allocated to the segments.
The following table summarizes capital expenditures and depreciation and amortization for each reportable segment (in millions).

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Capital expenditures
Medical	$4.7	$8.6
Nuclear & Safety	3.5	3.7
Total operating and reportable segments	8.2	12.3
Corporate and other	0.3	0.1
Total capital expenditures	$8.5	$12.4
Depreciation and amortization
Medical	$16.4	$18.5
Nuclear & Safety	17.0	20.1
Total operating and reportable segments	33.4	38.6
Corporate and other	0.3	0.1
Total depreciation and amortization	$33.7	$38.7
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

	Revenues
	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
North America
Medical	$62.0	$60.4
Nuclear & Safety	68.7	58.6
Total North America	130.7	119.0
Europe
Medical	6.6	6.4
Nuclear & Safety	58.9	61.4
Total Europe	65.5	67.8
Asia Pacific
Medical	—	—
Nuclear & Safety	5.8	5.8
Total Asia Pacific	5.8	5.8
Total Revenues	$202.0	$192.6

The following details revenues by product for each segment (in millions). The Company updated the categorization of its products to better align with the markets driving demand. The revenues by product information has been recast for all prior periods presented.

	Revenues
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Medical segment:
Cancer care	$51.0	$48.9
Other	17.6	17.9
Nuclear & Safety segment:
Nuclear	84.1	71.5
Labs and research	26.8	33.0
Other	22.5	21.3
Total Revenues	$202.0	$192.6
The following details revenues by timing of recognition (in millions):

	Revenues
	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Point in time	$129.9	$126.9
Over time	72.1	65.7
Total revenues	$202.0	$192.6

The following details property, plant, and equipment, net, by geography (in millions):

	Property, Plant, and Equipment, Net
	Three Months Ended March 31, 2025	Fiscal Year Ended December 31, 2024
North America	$91.8	$91.5
Europe	56.3	54.7
Asia Pacific	0.1	0.1
Total	$148.2	$146.3
15. Fair Value Measurements
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
Level 3 – Inputs are unobservable and require significant management judgment or estimation.
The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$186.2	$—	$—
Discretionary retirement plan	$4.4	$1.0	$—
Accrued interest receivable on cross-currency swaps	$—	$0.1	$—
Interest rate swap (Note 16)	$—	$0.2	$—
Liabilities
Discretionary retirement plan	$4.4	$1.0	$—
Cross-currency rate swaps (Note 16)	$—	$17.5	$—
Interest rate swap (Note 16)	$—	$—	$—

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$175.6	$—	$—
Discretionary retirement plan	$4.6	$1.0	$—
Accrued interest receivable on cross-currency swaps	$—	$0.1	$—
Interest rate swap (Note 16)	$—	$0.3	$—
Liabilities
Discretionary retirement plan	$4.6	$1.0	$—
Cross-currency rate swaps (Note 16)	$—	$8.1	$—
16. Derivatives and Hedging
The Company's policy requires derivatives to be used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EUR and USD. As such, the Company entered into cross-currency rate swaps during the year ended December 31, 2022, to manage currency risks related to our investments in foreign operations. During the year ended December 2024, the Company extended a cross-currency rate swap derivative by one year (notional amount of 123.2 million euros). The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments.
All derivative instruments are carried at fair value in the unaudited Condensed Consolidated Balance Sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets:
Accrued interest receivable on cross-currency rate swaps	Prepaid expenses and other currents assets	0.1	$0.1
Interest rate swap	Other non-current assets	0.2	0.3
Total assets		$0.3	$0.4
Liabilities:
Cross-currency rate swap	Accrued expenses and other current liabilities	17.5	$3.4
Cross-currency rate swap	Other non-current liabilities	—	4.7
Total liabilities		$17.5	$8.1
(1) Refer to Note 15, Fair Value Measurements, for additional information related to the estimated fair value.

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

The interest rate swap was entered into by the Company during the second quarter of 2023. During the three months ended March 31, 2025 the interest rate swap resulted in losses of $0.1 million recognized in other comprehensive income ("OCI"). Gains of $0.1 million in income were recognized through interest expense and reclassified from OCI during the same period. During the three months ended March 31, 2024, the interest rate swap resulted in gains of $0.8 million recognized in OCI. Gains of $0.3 million in income were recognized through interest expense and reclassified from OCI during the same period. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified as financing activities in the unaudited Condensed Consolidated Statements of Cash Flows. In addition, the Company did not have any ineffectiveness related to the interest rate swap during the three months ended March 31, 2025.

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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		(Loss) Gain Recognized in AOCL
	As of		Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	March 31, 2025	December 31, 2024
Cross-currency rate swaps	€238.8	€238.8	$(9.4)	$6.2
Total	€238.8	€238.8	$(9.4)	$6.2
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
The Company did not reclassify any gains or losses related to net investment hedges from AOCL into earnings during the three months ended March 31, 2025 and March 31, 2024, respectively. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 31, 2025 and 2024. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified as investing activities in the unaudited Condensed Consolidated Statements of Cash Flows.
17. Earnings (Loss) Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Net earnings (loss) attributable to Mirion Technologies, Inc. shareholders	$0.3	$(25.8)

Weighted average common shares outstanding — basic	225.655	199.729
Effect of potentially dilutive securities — stock-based awards	1.263	—
Weighted average common shares outstanding — diluted	226.918	199.729

Net earnings (loss) per common share attributable to Mirion Technologies, Inc. — basic	$—	$(0.13)
Net earnings (loss) per common share attributable to Mirion Technologies, Inc. — diluted	$—	$(0.13)
Net earnings (loss) per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the three months ended March 31, 2024; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive. The weighted average number of potentially dilutive common shares related to employee stock-based awards excluded as anti-dilutive for the three months ended March 31, 2024 were 2.577 million, respectively.

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

Warrants
As described above, during the three months ended March 31, 2024, the Company had outstanding warrants to purchase up to 27,249,779 shares of Class A common stock (including 18,749,779 Public Warrants and 8,500,000 Private Placement Warrants). One whole warrant entitled the holder thereof to purchase one share of Mirion Class A common stock at a price of $11.50 per share. The Company’s warrants were not included in the Company’s calculation of basic loss per share and were excluded from the calculation of diluted loss per share for the three months ended March 31, 2024, because their inclusion would have been anti-dilutive. During the second quarter of the year ended December 31, 2024, all warrants were exercised, redeemed, or exchanged for shares of Mirion Class A common stock or cash. Any shares of Mirion Class A common stock received are included in the calculation of basic and diluted earnings per share for the three months ended March 31, 2025.

Founder Shares
18,750,000 founder shares were subject to vesting in three equal tranches, based on the volume-weighted average price of our Class A common stock being greater than or equal to $12.00, $14.00 and $16.00 per share for any 20 trading days in any 30 consecutive trading day period. During the fourth quarter of the year ended December 31, 2024, all of the founder shares met the required vesting conditions, and the Class A common shares were considered outstanding for purposes of our earnings per share calculations for the three months ended March 31, 2025. Prior to the vesting, since the holders of the founder shares were not entitled to participate in earnings unless the vesting conditions were met, the founders shares were excluded from the calculation of our loss per share for the three months ended March 31, 2024.

Stock-Based Awards
Each stock-based award represents the right to receive a Class A common stock upon vesting of the awards. Per ASC 260, Earnings Per Share ("EPS"), shares issuable for little or no cash consideration upon the satisfaction of certain conditions (i.e., contingently issuable shares) should be included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. As such, any stock-based awards such as RSUs that vest will be included in the Company's basic earnings (loss) per share calculations as of the date when all necessary conditions are met. We determine the potential dilutive effect of outstanding stock-based awards on EPS using the treasury stock method.

18. Noncontrolling Interests

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

At the Closing Date, the Company owned 100% of the voting shares (Class A) of IntermediateCo and approximately 96% of the non-voting Class B shares of IntermediateCo. The Company recognized noncontrolling interests for the 8,560,540 shares, representing approximately 4% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company. After the conversions in the current quarter, the Company recognized noncontrolling interests for the 6,372,385 shares, representing the 2.7% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company. All conversions through March 31, 2025, have been non-cash and on a one-for-one basis for Class A common stock.

As of March 31, 2025, noncontrolling interests of $52.9 million were reflected in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

19. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	March 31, 2025	December 31, 2024
Cumulative foreign currency translation adjustment, net of tax	$(71.6)	$(93.6)
Unrealized gain on pension and postretirement benefit plans, net of tax	2.4	2.4
Unrealized loss on net investment hedges, net of tax	(13.4)	(5.8)
Unrealized gain on cash flow hedges, net of tax	0.1	0.2
Less: cumulative loss attributable to noncontrolling interests	(3.4)	(3.8)
Accumulated other comprehensive loss	$(79.1)	$(93.0)
20. Subsequent Events

The Company has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no other items which require adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of Mirion’s financial condition and results of operations together with the unaudited Condensed Consolidated Financial Statements and related notes of Mirion Technologies, Inc. that are included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and the notes related thereto for the year ended December 31, 2024 that are included in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Mirion” and “the Company” refer to the business and operations of Mirion Technologies, Inc. and its consolidated subsidiaries. Unless the context otherwise requires or unless otherwise specified, all dollar amounts in this section are in millions.
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
•Our revenues were $202.0 million for the three months ended March 31, 2025 and $192.6 million for the three months ended March 31, 2024, of which 34.0% and 34.7% were generated in the Medical segment for the three months ended March 31, 2025 and 2024, respectively, and 66.0% and 65.3% were generated in the Nuclear & Safety segment for the three months ended March 31, 2025 and 2024, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders) was $813.5 million and $811.9 million as of March 31, 2025, and December 31, 2024, respectively.
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

The following key factors affecting our performance have included, and we anticipate they will continue to affect our future results:
•Nuclear end market trends—Growth and operating results in our Nuclear & Safety segment are impacted by:
•Our products are installed at the vast majority of addressable active nuclear power reactors globally, creating full lifecycle sales opportunities. This installed base drives recurring revenue through replacement and service cycles associated with our offerings and the typical 40 to 80 year operating life cycle of a nuclear power plant ("NPP");
•The emerging megatrends surrounding the power demands of data centers, cloud computing, and artificial intelligence that can be served by Nuclear;
•Increased government and industry acceptance of Nuclear as (a) a clean energy source, and (b) a viable option for domestic energy production in efforts to rely less on international imports; and
•Decisions by governments to build new power plants or decommission existing plants can positively and negatively impact our customer base.

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
•Geopolitical and Trade Conditions—Geopolitical and trade conditions, including related to matters affecting Russia, the relationship between the United States and China, and conflict in the Middle East has impacted and may continue to impact us, through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyberattacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects.
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
•Tariffs or Sanctions—The United States imposed additional tariffs on imports from China and proposed new tariffs on imports from other countries, which has resulted in retaliatory tariffs and restrictions implemented by China and other countries and may result in additional tariffs and restrictions. There are, at any given time, a multitude of ongoing or threatened armed conflicts around the world. As one example, sanctions by the United States, the European Union, and other countries against Russian entities or individuals related to the Russia-Ukraine conflict, along with any Russian retaliatory measures could increase our costs, adversely affect our operations, or impact our ability to meet existing contractual obligations.
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

•Global risk, including tariffs—Our business depends in part on operations and sales outside the United States. Risks related to those international operations and sales include new foreign investment laws, new export/import regulations, and additional trade restrictions (such as tariffs, sanctions, and embargoes). New laws that favor local competitors could prevent our ability to compete outside the United States. Additional potential issues are associated with the impact of these same risks on our suppliers and customers. If our customers or suppliers are impacted by these risk factors, we may see the reduction or cancellation of customer orders, or interruptions in the supply of raw materials and components.
•Tax risks—Our business and financial statements can be adversely affected by changes in tax rates or exposure to tax liabilities/assessments:
•Our effective tax rate could be impacted by changes in tax laws;
•Audits or assessments by tax authorities could result in additional tax payments for prior periods;
•Foreign remittance taxes have not been provided on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in operations. Changes in our intentions regarding reinvestment of such earnings could impact our income tax provision, cash taxes paid and effective tax rate; and
•The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) and many countries have incorporated Pillar Two model rule concepts into their domestic laws. Pillar Two legislation is effective for the Company for the year ended December 31, 2025. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. While we expect the impact to be immaterial, Pillar Two could impact our cash taxes paid and effective tax rate.

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

The following tables present a reconciliation of certain non-GAAP financial measures for the three months ended March 31, 2025 and for the three months ended March 31, 2024.

(In millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net income (loss)	$0.4	$(26.5)
Interest expense, net	10.6	13.8
Income tax expense	0.2	1.2
Amortization	25.4	31.5
EBITA	$36.6	$20.0
Depreciation	8.3	7.3
EBITDA	$44.9	$27.3
Stock-based compensation expense	3.4	3.6
Increase in fair value of warrant liabilities	—	5.7
Foreign currency (gain) loss, net	(2.8)	0.8
Non-operating expenses(1)(2)	1.2	2.1
Adjusted EBITDA	$46.7	$39.5
(1)Pre-tax non-operating expenses of $1.2 million for the three months ended March 31, 2025 include $0.7 million of one-time consulting fees related to IT services sourcing excellence and $0.5 million of consulting costs related to Nuclear & Safety segment enterprise resource planning software upgrades.
(2)Pre-tax non-operating expenses of $2.1 million for the three months ended March 31, 2024 include $1.0 million of costs to achieve integration and operational synergies; $0.6 million of mergers and acquisition expenses; and $0.5 million of costs to achieve information technology system integration and efficiency.
The following tables present a reconciliation of GAAP income from operations to non-GAAP Adjusted EBITDA by segment for the three months ended March 31, 2025 and the three months ended March 31, 2024.

	Three Months Ended March 31, 2025
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$6.7	$21.7	$(19.7)	$8.7
Amortization	11.7	13.7	—	25.4
Depreciation	4.7	3.3	0.3	8.3
Stock-based compensation	0.4	0.5	2.5	3.4
Non-operating expenses	—	—	1.2	1.2
Other expense / (income)	(0.3)	—	—	(0.3)
Adjusted EBITDA	$23.2	$39.2	$(15.7)	$46.7

	Three Months Ended March 31, 2024
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$1.4	$12.6	$(18.9)	$(4.9)
Amortization	13.7	17.8	—	31.5
Depreciation	4.8	2.4	0.1	7.3
Stock-based compensation	0.2	0.4	3.0	3.6
Non-operating expenses	0.4	—	1.7	2.1
Other expense / (income)	—	(0.1)	—	(0.1)
Adjusted EBITDA	$20.5	$33.1	$(14.1)	$39.5

Our Business Segments
We manage and report our business in two business segments: Medical and Nuclear & Safety.
Medical includes products and services for radiation therapy, nuclear medicine and personal dosimetry. This segment’s principal product offering is in Radiation Therapy Quality Assurance, which includes solutions for calibrating and/or verifying imaging, treatment machine, patient treatment plan, and patient treatment accuracy. The advancing field of Nuclear Medicine is also served by this segment including products for radiation measurement, product handling, and medical imaging, inclusive of software across the radiopharmaceutical lifecycle. Dosimetry solutions monitor the total amount of radiation medical staff members are exposed to over time.
Nuclear & Safety includes products and services focused on addressing critical radiation safety, measurement and analysis applications across nuclear energy, laboratories and research and other industrial markets such as defense. For NPPs, we sell products and services for use at any stage of their life (construction, operation, decommissioning and dismantling), with NPPs representing the majority of our sales into the nuclear end market.
Recent Developments
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia's invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Nuclear & Safety segment. As of March 31, 2025, the Company has approximately $8.6 million in net contract assets and accounts receivable associated with Russian-related projects. We also maintain $12.9 million in advance payment guarantees and $13.0 million in performance guarantees in support of these projects. The remaining performance obligations in our backlog for Russian-related projects was approximately $112.7 million at March 31, 2025.

The Company will continue to monitor the social, political, regulatory and economic environment in Ukraine and Russia, and will consider actions as appropriate.

Tariffs

Starting in February 2025, the United States and other countries imposed and/or increased global tariffs on goods imported into, or exported from, the United States. While we generally execute an operational strategy of producing locally for most of our products, these tariffs and any future tariffs are expected to result in additional costs to the Company. Furthermore, due to the larger tariffs imposed between China and the United States, we anticipate a potential negative impact on China-related revenues. The current total estimated reduction in pre-tax earnings impact from the global tariffs (as currently in effect as of the date of this Quarterly Report on Form 10-Q) is approximately $2.0 million to $8.0 million for the rest of the fiscal year, after taking into account mitigating actions such as alternative sourcing strategies, production shifts, price increases and cost management. Furthermore, the announcement of the tariffs has had a significant impact on the foreign exchange rates between U.S. Dollar and other foreign currencies and could have a significant impact (positive or negative) on our future results of operations. The actual impact of the tariffs and secondary impacts to exchange rates may be significantly different than our current estimate. Our estimate is subject to several factors including the amount, duration, scope and nature of the tariffs, countermeasures that countries take, mitigating or other actions we take, and contractual implications.
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

Results of Operations
For the Three Months Ended March 31, 2025 and the Three Months Ended March 31, 2024

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues	$202.0	$192.6
Cost of revenues	105.9	105.5
Gross profit	96.1	87.1
Selling, general and administrative expenses	78.7	84.1
Research and development	8.7	7.9
Income (loss) from operations	8.7	(4.9)
Interest expense, net	10.6	13.8
Foreign currency (gain) loss, net	(2.8)	0.8
Increase in fair value of warrant liabilities	—	5.7
Other expense, net	0.3	0.1
Income (loss) before income taxes	0.6	(25.3)
Income tax expense	0.2	1.2
Net income (loss)	0.4	(26.5)
Loss attributable to noncontrolling interests	0.1	(0.7)
Net income (loss) attributable to stockholders	$0.3	$(25.8)
Overview
Revenues were $202.0 million for the three months ended March 31, 2025 and $192.6 million for the three months ended March 31, 2024. Our Medical segment contributed $68.6 million and $66.8 million of revenues for the three months ended March 31, 2025 and 2024, respectively. Our Nuclear & Safety segment contributed $133.4 million and $125.8 million of revenues for the three months ended March 31, 2025 and 2024, respectively. Gross profit was $96.1 million and $87.1 million for the three months ended March 31, 2025 and 2024, respectively, resulting in a $9.0 million increase from the three months ended March 31, 2024.
Net income was $0.4 million for the three months ended March 31, 2025 and our net loss was $26.5 million for the three months ended March 31, 2024. Our Medical segment contributed $6.7 million and $1.4 million of income from operations for the three months ended March 31, 2025 and 2024, respectively. Our Nuclear & Safety segment contributed $21.7 million and $12.6 million of income from operations for the three months ended March 31, 2025 and 2024, respectively. The overall decrease in net loss is primarily driven by a $5.7 million decrease in the loss from fair value of warrant liabilities in the prior year that no longer impacts the current year, increased revenues in the Nuclear & Safety segment, a favorable margin for current projects and products in the current period, and decreased amortization of intangible assets. Partially offsetting these items were higher software licensing costs, increased depreciation, and increased compensation costs in the current year.
Revenues
Revenues were $202.0 million for the three months ended March 31, 2025 and $192.6 million for the three months ended March 31, 2024. Revenues increased $9.4 million from the three months ended March 31, 2024.
Medical segment revenues increased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 primarily due to the recovery from delayed operations in the Nuclear Medicine ("NucMed") division in connection with a new ERP system implementation in 2024, increased domestic sales volume and pricing, partially offset by decreased revenues from the Asia-Pacific region, delayed operations from an ERP implementation in our RTQA business and reduced revenues from the exit of our lasers product line in the second half of 2024.

Nuclear & Safety segment revenues increased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 primarily due to price increases and organic volume growth, partially offset by foreign exchange impacts.
Cost of revenues
Cost of revenues was $105.9 million for the three months ended March 31, 2025 and $105.5 million for the three months ended March 31, 2024, an increase of $0.4 million period over period.
Cost of revenues related to the Medical segment decreased $1.5 million period over period due to favorable margin on product mix. Cost of revenues related to the Nuclear & Safety segment increased $1.9 million period over period. The increase was primarily driven by organic volume growth.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $78.7 million for the three months ended March 31, 2025 and $84.1 million for the three months ended March 31, 2024, resulting in a decrease of $5.4 million period over period.
Our Medical segment incurred lower SG&A expenses of $2.2 million for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The decrease was primarily due to lower amortization expense, and lower mergers and acquisitions costs. Partially offsetting these savings were increased depreciation expense of newly capitalized assets and software expense for new ERP systems.
Our Nuclear & Safety segment incurred lower SG&A expenses of $3.9 million for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The decrease was driven by lower amortization expense related to intangible assets.

Corporate SG&A expenses were $17.7 million for the three months ended March 31, 2025 and $17.0 million for the three months ended March 31, 2024. The increase of $0.7 million was primarily driven by increased compensation costs.

Research and development
Research and development (“R&D”) expenses were $8.7 million for the three months ended March 31, 2025 and $7.9 million for the three months ended March 31, 2024, resulting in an increase of $0.8 million period over period. The increase in R&D expenses was primarily due to increased compensation costs and increased depreciation expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Income from operations
Income from operations was $8.7 million for the three months ended March 31, 2025 compared with a loss of $4.9 million for the three months ended March 31, 2024. On a segment basis, income from operations in the Medical segment for the three months ended March 31, 2025 and 2024 were $6.7 million and $1.4 million, respectively. Income from operations in the Nuclear & Safety segment for the three months ended March 31, 2025 and three months ended March 31, 2024 were $21.7 million and $12.6 million, respectively, representing an increase of $9.1 million period over period. Corporate expenses were $19.7 million and $18.9 million for the three months ended March 31, 2025 and 2024, respectively, representing a decrease in income from operations of $0.8 million as discussed in "Selling, general and administrative expenses" above. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $10.6 million for the three months ended March 31, 2025 and $13.8 million for the three months ended March 31, 2024. The decrease in interest expense, net was due to lower interest rates negotiated with the debt refinancing during the three months ended June 30, 2024, interest from derivatives, and additional interest earned on cash deposits in the current period. For more information, see Note 7, Borrowings, and Note 16, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Foreign currency (gain) loss, net
We recorded a $2.8 million net gain for the three months ended March 31, 2025 and a $0.8 million net loss for the three months ended March 31, 2024 from foreign currency exchange. The change in foreign currency loss (gain), net is due primarily to fluctuations in European local currencies in relation to the U.S. dollar.
Change in fair value of warrant liabilities
We recognized an unrealized expense of $5.7 million for the three months ended March 31, 2024. During the three months ended June 30, 2024, we settled the Public Warrant and Private Placement Warrant liabilities in conjunction with the warrant redemption/exchange. See Note 1, Nature of Business and Summary of Significant Accounting Policies, and Note 15, Fair Value Measurements, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
The effective income tax rate was 33.3% and (4.7)% for the three months ended March 31, 2025 and 2024, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the impact of valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the three months ended March 31, 2025 and 2024. Segment income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 14, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Medical

	Unaudited
(In millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues	$68.6	$66.8
Income from operations	$6.7	$1.4
Income from operations as a % of revenues	9.8%	2.1%

Medical segment revenues increased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 primarily due to the recovery from delayed operations in the NucMed division caused by the focus on a new ERP system implementation in 2024 of $4.3 million, $1.9 million in domestic revenue volume growth, and $1.4 million of pricing increases partially offset by a reduction in revenues from Asia-Pacific countries of $2.0 million, $2.0 million less revenues due to delayed operations from an ERP implementation in our RTQA business, and $1.1 million from the discontinuation of the lasers product line.
Income from operations was $6.7 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively, representing a $5.3 million increase in income from operations period over period. The increase in income from operations period over period was largely due to a favorable margin product mix of $2.4 million, reduction in amortization expense of $2.0 million, increased revenues noted above and reduction of merger and acquisition costs in 2025 of $0.6 million. Partially offsetting the increase in income was an increase in ERP related expenses of $0.6 million.

Nuclear & Safety

	Unaudited
(In millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues	$133.4	$125.8
Income from operations	$21.7	$12.6
Income from operations as a % of revenues	16.3%	10.0%
Nuclear & Safety segment revenues increased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 primarily due to organic volume growth of $6.9 million and pricing of $2.2 million, partially offset by a $1.9 million foreign exchange impact.
Income from operations was $21.7 million and $12.6 million for the three months ended March 31, 2025 and 2024, respectively. Income from operations increased $9.1 million period over period driven primarily by the changes in revenues described above, $1.4 million higher net income due to a positive product mix from higher margin projects and products in the current year, and $4.0 million in lower amortization expenses due to fully amortized intangible assets.
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

Corporate and other costs were $19.7 million for the three months ended March 31, 2025 and $18.9 million for the three months ended March 31, 2024, which represents an increase of $0.8 million period over period. The increase versus the comparable period was predominantly driven by increased compensation costs.

For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 14, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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

At March 31, 2025 and December 31, 2024 we had $186.2 million and $175.6 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $136.4 million and $131.9 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $175.0 million of revolving borrowings. The amount available on the revolving facility under the 2021 Credit Agreement (as defined below) as of March 31, 2025 and December 31, 2024 was approximately $157.0 million and $72.1 million, respectively.
For more information on our long-term debt arrangements, lease commitments, and other commitments and contingencies, see Note 7, Borrowings, Note 8, Leased Assets, and Note 9, Commitments and Contingencies, respectively, of the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report Form 10-Q.
Debt Profile
2021 Credit Agreement
On the Closing Date, certain subsidiaries of the Company entered into a credit agreement (as it may be amended, restated, supplemented, or otherwise modified from time to time, the “2021 Credit Agreement”) with the lending institutions party thereto. The 2021 Credit Agreement refinanced and replaced an earlier credit facility (the "2019 Credit Facility").
The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $175.0 million (see amendment description in Revolving Line of Credit below) senior secured revolving facility (collectively, the “Credit Facilities”). Funds from the Credit Facilities are permitted to be used in connection with the Business Combination and related transactions to refinance the 2019 Credit Facility referred to above and for general corporate purposes. The term loan facility is scheduled to mature on October 20, 2028 and the revolving facility is scheduled to expire and mature on March 21, 2030 (subject to other terms and conditions). The agreement requires the payment of a commitment fee of 0.50% per annum for unused revolving commitments, subject to stepdowns to 0.375% per annum and 0.25% per annum upon the achievement of specified leverage ratios. Any outstanding letters of credit issued under the 2021 Credit Agreement reduce the availability under the revolving line of credit.
The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on LIBOR (with customary fallback provisions) for borrowings in U.S. dollars, a floating rate formula based on Euro Interbank Offered Rate ("EURIBOR") for borrowings in Euro or a floating rate formula based on SONIA for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing. The 2021 Credit Agreement includes fallback language that seeks to either facilitate an agreement with the Company's lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based upon the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon certain triggering events (SOFR was adopted via agreement amendment in replacement of LIBOR in 2023).
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on March 31, 2025 and December 31, 2024.

Term Loan - The term loan has a seven-year term (expiring October 2028) and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023 through May 21, 2024) or 0.50%, plus 2.75%. On May 22, 2024, the Company entered into Amendment No. 3 (the “Amendment”) to the Credit Agreement. The Amendment reduced the applicable margin rate on the term loans from 2.75% to 2.25% and reduced the credit spread based upon rate term to 0%, with other terms and conditions remaining consistent (effectively the existing loan was refinanced). The Amendment was accounted for prospectively as a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments. No further principal payments are due until the expiration of the term. The interest rate was 6.55% (with no spread rate based upon rate term) and 6.85% (including spread rate based upon rate term) as of March 31, 2025 and December 31, 2024, respectively. The Company paid no principal payments for the three months ended March 31, 2025 and for year ended December 31, 2024, yielding an outstanding balance of approximately $694.6 million as of March 31, 2025 and December 31, 2024.
Revolving Line of Credit - The revolving line of credit arrangement initially had a five-year term (expiring October 2026) and bore interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023) or 0%, plus 2.25%. The terms of the revolving line of credit were amended on March 21, 2025, through Amendment No. 4 to the 2021 Credit Agreement. Under the new amendment, revolving credit commitments from lenders increased from $90.0 million to $175.0 million, and the maturity date extended to March 21, 2030, subject to a “springing” maturity date that is 91 days prior to the maturity date of the outstanding term loan under the 2021 Credit Agreement (but only to the extent the outstanding principal amount of the term loan exceeds $100.0 million on the date of determination, and a final stated maturity date that is earlier than 91 days after March 21, 2030).
The agreement requires the payment of a commitment fee of 0.25% per annum for unused commitments. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of March 31, 2025 and December 31, 2024. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $18.0 million and $17.9 million for the periods ended March 31, 2025 and December 31, 2024, respectively. The amount available on the revolver as of March 31, 2025 and December 31, 2024 was approximately $157.0 million and $72.1 million, respectively.
Share Repurchase Program
In December 2024, we instituted a share repurchase program for up to $100 million of the currently outstanding shares of our Class A common stock, as approved by our Board of Directors and authorized until November 14, 2029. Under the share repurchase program, we intend to repurchase shares from time to time through open market purchases, privately negotiated transactions, block purchases and otherwise in accordance with applicable federal securities laws, including Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. We have repurchased 1.2 million shares under this program as of March 31, 2025.

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
The interest rate swap is a derivative financial instrument that has been designated and qualifies as a cash flow hedge. The changes in the fair values of the cash flow hedge are recorded in accumulated other comprehensive loss (“AOCL”) and are reclassified into the line item in our unaudited Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCL into earnings. During the three months ended March 31, 2025, the new interest rate swap resulted in a loss of $0.1 million recognized in other comprehensive income ("OCI"), respectively. Gains of $0.1 million were recognized in income through interest expense and reclassified from OCI during the same periods.
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

	Notional Amount		(Loss) Gain Recognized in AOCL
	As of		Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	March 31, 2025	December 31, 2024
Cross-currency rate swaps	€238.8	€238.8	$(9.4)	$6.2
Total	€238.8	€238.8	$(9.4)	$6.2

For more discussion of the hedges of net investments, see Note 15, Fair Value Measurement, and Note 16, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-Q.
Cash flows
For the Three Months Ended March 31, 2025 and for the Three Months Ended March 31, 2024

	Unaudited
(In millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash provided by operating activities	$35.6	$6.0
Net cash used in investing activities	$(7.6)	$(12.9)
Net cash (used in) provided by financing activities	$(21.2)	$0.2
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $35.6 million for the three months ended March 31, 2025 as compared to net cash provided by operating activities of $6.0 million for the three months ended March 31, 2024, representing an increase of $29.6 million. The change is primarily due to a decrease in net loss of $26.9 million, an increase of operating cash from net working capital of $16.3 million (primarily due to increased collections from accounts receivable and costs in excess of billings), a decrease of $5.1 million in depreciation and amortization, and a decrease of $5.7 million in the change in fair value of warrant liabilities (which were all redeemed in the second quarter of the year ended December 31, 2024).

Net Cash Used in Investing Activities
Net cash used in investing activities was $7.6 million for the three months ended March 31, 2025 versus $12.9 million for the three months ended March 31, 2024 representing a change of $5.3 million. The decrease in net cash used was driven primarily by a $4.3 million decrease in purchases of property, plant, equipment and badges.
Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $21.2 million during the three months ended March 31, 2025 versus cash provided by financing activities of $0.2 million during the three months ended March 31, 2024. The decrease of $21.4 million period over period primarily relates to the $18.6 million of gross proceeds used to purchase treasury stock and stock repurchased to satisfy tax withholding for vesting restricted stock units of approximately $1.9 million in the prior year.
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
During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.
Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies, to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter for the three months ended March 31, 2025 than from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the ordinary course of business. For information regarding legal proceedings and other claims in which we are involved, see Note 9, Commitments and Contingencies, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The disposition of any such currently pending or threatened matters is not expected to have a material effect on our business, results of operations or financial condition. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our business, results of operations and financial condition could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2024, as further updated and supplemented below, which could materially affect our business, results of operations, and financial conditions. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.
The Company's operating results may be impacted by the effects of, and changes in, worldwide economic conditions, international trade, tariffs and retaliatory countermeasures, export controls and other trade barriers, global trade wars or domestic preferences which could increase our costs and materially and adversely affect our business, results of operations and financial condition. Our global business, operations, and the execution of our business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond our control, such as, among other things, tariffs and retaliatory countermeasures, trade barriers and other governmental protectionist measures impacting international trade agreements or imposing trade restrictions, any of which can negatively affect us.
The global economy has been impacted by geopolitical tensions. There is currently significant uncertainty about future trade relationships between the United States and various other countries, most significantly Russia, Canada, Mexico, China and the EU. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflicts, could materially and adversely affect the Company's business and operations. The U.S. government and other governments have imposed export controls and tariffs on certain products and certain components that we import into, and export out of, the United States, and we, our customers, suppliers, and partners may become subject to additional tariffs and export controls and our products and services may be subject to increased competition outside of the United States. In addition, geopolitical tensions could result in, among other things, cyberattacks, supply chain disruptions, higher energy and other commodity costs, lower demand, changes to foreign exchange rates and financial markets. Additional tariffs and trade restrictions may result in increased manufacturing costs and product pricing, further supply chain disruptions, limit access to end markets and lower profitability. We also generate a significant amount of our revenue outside of the United States which may be adversely affected by tariffs and trade controls imposed by other countries. Revenue generated from outside of North America accounted for approximately 37% of our net sales for the year ended December 31, 2024, and international sales are expected to remain a material percentage of our total revenue in future periods. If we are not successful in offsetting the impact of tariffs, export controls, trade barriers, and other geopolitical disruptions, our business revenue, gross margins, results of operations and financial condition may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) On December 3, 2024, Mirion instituted a share repurchase program for up to $100 million of the currently outstanding shares of our Class A common stock, as approved by the Board of Directors of the Company, which expires on November

14, 2029, and can be terminated at any time by the Company without any notice. Under the share repurchase program, the Company intends to repurchase shares from time to time through open market purchases, privately negotiated transactions, block purchases and otherwise in accordance with applicable federal securities laws, including Rules 10b5-1 and 10b-18 of the Exchange Act. During the three months ended March 31, 2025, Mirion purchased 1,160,000 shares of its Class A common stock, par value $0.001 per share, under this program. The following table summarizes the repurchases of the Company's Class A common stock during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
January 1 - 31, 2025	—	$—	—	$—
February 1 - 28, 2025	1,160,000	$16.00	1,160,000	$81.4
March 1 - 31, 2025	—	$—	—	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K, except as set forth below:

Name and Title	Action	Applicable	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Brian Schopfer Chief Financial Officer	Adopt	February 19, 2025	May 21, 2025 - May 20, 2026	Y	150,000(2)

(1) Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

(2) Reflects shares of Class B common stock of the Company held of record by Mr. Schopfer to be sold in two (2) installments of up to 75,000 and 75,000 shares each for the duration of the trading arrangement, subject to two different limit prices. The shares of Class B common stock will be exchanged for shares of Class A common stock of the Company if sales are triggered under the trading arrangement.

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
10.1
Amendment No.4 to Credit Agreement by and among Mirion IntermediateCo, In ., Mirion Technologies (US Holdings), and Mirion Technologies (US), Inc., the other Credit Parties party thereto, the lending institutions from time to time party thereto and Citibank, N.A., effective as of March 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 21, 2025).

10.2*+	Amended and Restated Participation Agreement between Alison Ulrich and Mirion Technologies, Inc., effective as of February 25, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Indicates a management contract or compensatory plan
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mirion Technologies, Inc.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	April 30, 2025

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	April 30, 2025

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	April 30, 2025