Form 10-Q
period 2025-06-30
Mirion Technologies, Inc.
filed 2025-08-01
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 25, 2025, there were 227,891,326 shares of Class A common stock, $0.0001 par value per share, and 6,074,885 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, macroeconomic trends, including the impact of tariffs and global trade relations, macro trends in nuclear power and cancer care, and our competitive positioning are forward-looking statements. This includes, without limitation, statements under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, capitalization and capital structure, indebtedness, business strategy, and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies, goodwill impairment, backlog, our supply chain challenges, matters affecting Russia, relations between the United States and China, conflict in the Middle East, foreign exchange, tariffs, interest rate and inflation trends, any merger, acquisition, divestiture or investment activity, including integration of previously completed mergers and acquisitions, or other strategic transactions and investments, legal claims, litigation, arbitration or similar proceedings, including with respect to customer disputes, and the future or expected impact on us of any epidemic, pandemic or other crises. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•geopolitical and trade conditions, including related to matters affecting Russia, the relationship between the United States and China, conflict in the Middle East, risks related to tariffs and global trade relations, export controls and other trade barriers, and risks of slowing economic growth or economic recession in the United States and globally;
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
•our ability to predict our future operational results;
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
•liabilities associated with environmental, health, and safety matters; and
•other risks and uncertainties indicated in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q, including those under the heading “Risk Factors,” and other documents filed or to be filed with the U.S. Securities and Exchange Commission (“SEC”) by us.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$262.6	$175.2
Restricted cash	0.3	0.3
Accounts receivable, net of allowance for doubtful accounts	142.2	177.7
Costs in excess of billings on uncompleted contracts	91.6	67.0
Inventories	145.1	133.2
Prepaid expenses and other current assets	51.4	41.3
Total current assets	693.2	594.7
Property, plant, and equipment, net	153.1	146.3
Operating lease right-of-use assets	29.8	30.3
Goodwill	1,470.7	1,426.2
Intangible assets, net	377.2	411.6
Restricted cash	0.1	0.1
Other assets	13.7	26.8
Total assets	$2,737.8	$2,636.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45.6	$56.5
Deferred contract revenue	88.9	96.6
Debt, current	0.4	1.2
Operating lease liability, current	6.7	6.4
Derivative liabilities, current	39.8	3.4
Accrued expenses and other current liabilities	91.0	99.3
Total current liabilities	272.4	263.4
Debt, non-current	444.5	685.2
Convertible debt	387.9	—
Operating lease liability, non-current	25.6	27.1
Deferred income taxes, non-current	53.6	61.1
Other liabilities	40.2	40.1
Total liabilities	1,224.2	1,076.9
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 224,354,723 shares issued and outstanding at June 30, 2025; 225,915,767 shares issued and outstanding at December 31, 2024	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 6,074,885 shares issued and outstanding at June 30, 2025; 6,504,885 shares issued and outstanding at December 31, 2024	—	—
Treasury stock, at cost; 3,451,745 shares at June 30, 2025 and 288,013 shares December 31, 2024	(57.2)	(3.2)
Additional paid-in capital	2,108.7	2,143.3
Accumulated deficit	(532.9)	(541.5)
Accumulated other comprehensive loss	(56.3)	(93.0)
Mirion Technologies, Inc. stockholders’ equity	1,462.3	1,505.6
Noncontrolling interests	51.3	53.5
Total stockholders’ equity	1,513.6	1,559.1
Total liabilities and stockholders’ equity	$2,737.8	$2,636.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues:
Product	$164.2	$154.1	$312.1	$294.1
Service	58.7	53.0	112.8	105.6
Total revenues	222.9	207.1	424.9	399.7
Cost of revenues:
Product	92.7	82.2	174.4	161.2
Service	27.7	27.5	51.9	54.0
Total cost of revenues	120.4	109.7	226.3	215.2
Gross profit	102.5	97.4	198.6	184.5
Operating expenses:
Selling, general and administrative	82.6	87.5	161.3	171.6
Research and development	10.0	8.8	18.7	16.7
Gain on disposal of business	—	(1.2)	—	(1.2)
Total operating expenses	92.6	95.1	180.0	187.1
Income (loss) from operations	9.9	2.3	18.6	(2.6)
Other expense (income):
Interest expense	11.8	15.1	24.3	30.6
Interest income	(2.0)	(2.0)	(3.9)	(3.7)
Loss on debt extinguishment	5.8	—	5.8	—
Foreign currency (gain) loss, net	(13.5)	0.3	(16.3)	1.1
(Decrease) increase in fair value of warrant liabilities	—	(0.4)	—	5.3
Other expense, net	—	0.6	0.3	0.7
Income (loss) before income taxes	7.8	(11.3)	8.4	(36.6)
Income tax (benefit) expense	(0.7)	0.7	(0.5)	1.9
Net income (loss)	8.5	(12.0)	8.9	(38.5)
Income (loss) attributable to noncontrolling interests	0.2	(0.3)	0.3	(1.0)
Net income (loss) attributable to Mirion Technologies, Inc.	$8.3	$(11.7)	$8.6	$(37.5)

Earnings (loss) per common share attributable to Mirion Technologies, Inc.:
Basic	$0.04	$(0.06)	$0.04	$(0.19)
Diluted	$0.03	$(0.06)	$0.04	$(0.19)
Weighted average common shares outstanding:
Basic	225.026	202.197	225.339	200.963
Diluted	243.058	202.197	243.594	200.963
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In millions)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net income (loss)	$8.5	$(12.0)	$8.9	$(38.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	44.3	(7.1)	66.3	(21.8)
Unrealized (loss) gain on net investment hedges, net of tax	(20.8)	1.5	(28.4)	6.4
Unrealized (loss) gain on cash flow hedges, net of tax	—	0.1	(0.1)	0.7
Other comprehensive income (loss), net of tax	23.5	(5.5)	37.8	(14.7)
Comprehensive income (loss)	32.0	(17.5)	46.7	(53.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.9	(0.5)	1.4	(1.5)
Comprehensive income (loss) attributable to Mirion Technologies, Inc.	$31.1	$(17.0)	$45.3	$(51.7)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2023	218,177,832	$—	7,787,333	$—	149,076	$(1.3)	$2,056.5	$(505.4)	$(65.3)	$65.5	$1,550.0
Stock issued for vested restricted stock units	88,171	—	—	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	8,420	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	460,910	—	(460,910)	—	—	—	3.8	—	—	(3.8)	—
Stock-based compensation expense	—	—	—	—	—	—	3.5	—	—	—	3.5
Net loss	—	—	—	—	—	—	—	(25.8)	—	(0.7)	(26.5)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8.9)	(0.3)	(9.2)
Balance March 31, 2024	218,735,333	$—	7,326,423	$—	149,076	$(1.3)	$2,063.9	$(531.2)	$(74.2)	$60.7	$1,517.9
Public warrants exercises	3,978,418	—	—	—	—	—	42.3	—	—	—	42.3
Private warrants exchange	1,768,000	—	—	—	—	—	18.3	—	—	—	18.3
Stock issued for vested restricted stock units	485,972	—	—	—	—	—	—	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(83,766)	—	—	—	83,766	(0.9)	—	—	—	—	(0.9)
Stock compensation to directors in lieu of cash compensation	7,702	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	468,133	—	(468,133)	—	—	—	3.9	—	—	(3.9)	—
Stock-based compensation expense	—	—	—	—	—	—	3.9	—	—	—	3.9
Net loss	—	—	—	—	—	—	—	(11.7)	—	(0.3)	(12.0)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5.3)	(0.2)	(5.5)
Balance June 30, 2024	225,359,792	$—	6,858,290	$—	232,842	$(2.2)	$2,132.4	$(542.9)	$(79.5)	$56.3	$1,564.1

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2024	225,915,767	$—	6,504,885	$—	288,013	$(3.2)	$2,143.3	$(541.5)	$(93.0)	$53.5	$1,559.1
Stock issued for vested restricted stock units	422,442	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	15,888	—	—	—	(15,888)	0.1	(0.1)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(126,262)	—	—	—	126,262	(1.9)	—	—	—	—	(1.9)
Stock compensation to directors in lieu of cash compensation	2,369	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	132,500	—	(132,500)	—	—	—	1.1	—	—	(1.1)	—
Purchases of treasury stock	(1,160,000)	—	—	—	1,160,000	(18.6)	—	—	—	—	(18.6)
Stock-based compensation expense	—	—	—	—	—	—	3.3	—	—	—	3.3
Net income	—	—	—	—	—	—	—	0.3	—	0.1	0.4
Other comprehensive income	—	—	—	—	—	—	—	—	13.9	0.4	14.3
Balance March 31, 2025	225,202,704	$—	6,372,385	$—	1,558,387	$(23.6)	$2,147.7	$(541.2)	$(79.1)	$52.9	$1,556.7
Stock issued for vested restricted stock units	745,050	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	84,518	—	—	—	(84,518)	0.6	(0.6)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(200,353)	—	—	—	200,353	(3.2)	—	—	—	—	(3.2)
Stock compensation to directors in lieu of cash compensation	2,827	—	—	—	—	—	—	—	—	—	—
Conversion of shares of class B common stock to class A common stock	297,500	—	(297,500)	—	—	—	2.5	—	—	(2.5)	—
Purchases of treasury stock	(1,777,523)	—	—	—	1,777,523	(31.0)	—	—	—	—	(31.0)
Purchases of capped calls related to convertible debt, net of tax	—	—	—	—	—	—	(44.3)	—	—	—	(44.3)
Stock-based compensation expense	—	—	—	—	—	—	3.4	—	—	—	3.4
Net income	—	—	—	—	—	—	—	8.3	—	0.2	8.5
Other comprehensive income	—	—	—	—	—	—	—	—	22.8	0.7	23.5
Balance June 30, 2025	224,354,723	$—	6,074,885	$—	3,451,745	$(57.2)	$2,108.7	$(532.9)	$(56.3)	$51.3	$1,513.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
OPERATING ACTIVITIES:
Net income (loss)	$8.9	$(38.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	67.5	77.2
Stock-based compensation expense	6.7	7.6
Loss on debt extinguishment	5.8	—
Amortization of debt issuance costs	1.8	1.6
Provision for doubtful accounts	1.6	1.2
Inventory obsolescence write down	0.9	1.9
Change in deferred income taxes	(7.9)	(14.4)
Loss on disposal of property, plant and equipment	—	0.6
(Gain) loss on foreign currency transactions	(16.3)	1.1
Increase in fair values of warrant liabilities	—	5.3
(Gain) loss on disposal of business	—	(1.2)
Other	1.0	1.4
Changes in operating assets and liabilities:
Accounts receivable	39.2	26.4
Costs in excess of billings on uncompleted contracts	(4.6)	(20.2)
Inventories	(4.5)	(8.5)
Prepaid expenses and other current assets	(10.8)	3.7
Accounts payable	(14.1)	(7.4)
Accrued expenses and other current liabilities	(14.9)	(5.8)
Deferred contract revenue and liabilities	(10.8)	(9.5)
Other assets	2.0	(0.5)
Other liabilities	(3.5)	(0.8)
Net cash provided by operating activities	48.0	21.2
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash and cash equivalents acquired	—	(1.0)
Proceeds from business disposal	—	1.2
Purchases of property, plant, and equipment and badges	(17.3)	(23.9)
Proceeds from net investment hedge derivative contracts	1.6	1.9
Net cash used in investing activities	(15.7)	(21.8)
FINANCING ACTIVITIES:
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(5.2)	(1.0)
Purchases of stock for treasury	(49.6)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	388.5	—
Purchase of capped calls related to convertible senior notes	(44.6)	—
Principal repayments	(244.6)	—
Financing costs	(3.1)	(1.3)
Proceeds from cash flow hedge derivative contracts	0.2	0.6
Other financing	(0.4)	(1.1)
Net cash provided by (used in) financing activities	41.2	(2.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13.9	(3.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	87.4	(6.7)
Cash, cash equivalents, and restricted cash at beginning of period	175.6	130.5
Cash, cash equivalents, and restricted cash at end of period	$263.0	$123.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Mirion Technologies, Inc. (“Mirion,” the “Company,” “we,” “our,” or “us” and formerly GS Acquisition Holdings Corp II (“GSAH”)) is a global provider of radiation detection, measurement, analysis, and monitoring products and services to the medical, nuclear, and defense end markets. On October 20, 2021, Mirion Technologies, Inc. was formed (formerly known as GS Acquisition Holdings Corp II or “GSAH”) when it consummated its business combination with GSAH (the “Business Combination”) pursuant to the Business Combination Agreement dated June 17, 2021 (the “Business Combination Agreement”).

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. The interim unaudited Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the period ended December 31, 2024, which include a complete set of footnote disclosures, including our significant accounting policies included in our Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned and majority-owned or controlled subsidiaries. For consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocated to noncontrolling interests is reported as “Income (Loss) attributable to noncontrolling interests” in the unaudited Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated in consolidation.

The Company recognizes a noncontrolling interest for the portion of Class B common stock of Mirion IntermediateCo, Inc., a Delaware corporation and direct subsidiary of the Company (“IntermediateCo”) that is not attributable to the Company. See Note 21, Noncontrolling Interests.

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
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended June 30, 2025, as compared to the significant accounting policies described in Note 1 to the audited consolidated financial statements on Form 10-K for the period ended December 31, 2024.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $5.3 million and $5.2 million as of June 30, 2025 and December 31, 2024, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.
The components of prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2025	December 31, 2024
Prepaid insurance	$2.2	$1.0
Prepaid vendor deposits	5.4	5.4
Prepaid software expenses	6.5	6.8
Short-term marketable securities	6.1	5.9
Income tax receivable and prepaid income taxes	13.1	8.6
Other tax receivables	0.9	—
Other current assets	17.2	13.6
	$51.4	$41.3
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $3.2 million and $3.1 million for the periods ended June 30, 2025 and December 31, 2024, respectively, and were included in other accrued expenses and other long-term liabilities on the unaudited Condensed Consolidated Balance Sheet. Accretion expense related to these liabilities was not material for any periods presented.

Convertible Senior Notes
In May 2025, the Company issued in a private offering $400.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2030 (the “Notes”), including the initial purchasers' exercise in full of their option to purchase additional Notes. The Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. See Note 9, Convertible Debt, for additional details.
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
Contract Balances
The timing of the Company’s revenue recognition, invoicing, and cash collections results in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and deferred contract revenue. Refer to Note 3, Contracts in Progress, for further details.
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of June 30, 2025 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $819.0 million and $811.9 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the Company expects to recognize approximately 37%, 27%, 12%, and 6% of the remaining performance obligations as revenue during 2025, 2026, 2027 and 2028, respectively, and the remainder thereafter.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 16, Segment Information.
Warrant Liability

During the three and six months ended June 30, 2024, all warrants were exercised, redeemed, or exchanged for shares of Mirion Class A common stock or cash.

As of December 31, 2023, the Company had outstanding warrants to purchase up to 27,249,779 shares of Class A common stock. The Company accounted for the warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the warrants did not meet the criteria for equity treatment and were required to be recorded as derivative liabilities. Accordingly, the Company classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until the warrants were exercised or expired, and any change in fair value was recognized in the Company’s unaudited Condensed Consolidated Statements of Operations. The fair value of the warrants (the “Public Warrants”) issued in connection with GSAH’s initial public offering had been measured based on the listed market price of such Public Warrants. As the transfer of certain warrants issued in a private placement (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) to GS Sponsor II LLC, the sponsor of GSAH (the “Sponsor”), to anyone who was not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant was equivalent to that of each Public Warrant. Derivative warrant liabilities were classified as non-current liabilities as their liquidation was not reasonably expected to require the use of current assets or require the creation of current liabilities.

On April 18, 2024, the Company called the Public Warrants for redemption per the Company’s rights under the warrant agreement. After April 18, 2024 and prior to 5:00 pm New York City time on Monday, May 20, 2024 (the “Redemption Date”), Public Warrant holders were entitled to exercise (i) in cash, at an exercise price of $11.50 per share of Class A common stock, or (ii) on a cashless basis in which the exercising holder was entitled to receive 0.22 shares of Class A common stock per Warrant. The number of shares provided to the warrant holder was determined in accordance with the terms of the warrant agreement, whereby the number of shares received in a cashless exercise was based upon the Redemption Date and the average last reported sale price of Class A common stock for the ten trading days ending on the third trading day prior to the notice of Redemption Date. The Public Warrants were valued using the listed trading price as of close on the trading day prior to the relevant settlement date of exercise. Any Warrants not exercised by the Redemption Date were automatically redeemed by the Company at a price of $0.10 per Warrant. In connection with the Redemption, approximately 18,076,416 Public Warrants were exercised, representing approximately 96% of the outstanding Public Warrants, and 3,978,418 shares of Class A common stock were issued upon exercise of such Warrants. Total cash proceeds generated from exercises of the Public Warrants were immaterial, and the Company made an immaterial redemption payment to the holders of the 673,363 redeemed Public Warrants. Following the Redemption Date, the Public Warrants stopped trading on NYSE and were delisted. No Public Warrants were outstanding as of June 30, 2025 or June 30, 2024.

On June 4, 2024, the Company exchanged 1,768,000 shares of the Company’s Class A common stock for 8,500,000 Private Placement Warrants via a warrant exchange agreement. The number of shares of Class A common stock to be exchanged on a cashless basis was determined using the same methodology applied to the Public Warrants. The Company valued the Private Placement Warrants on the settlement date of exercise, using the fair market value of the Company’s Class A common stock as of close on a trading day prior to the settlement date multiplied by the number of shares of Class A common stock to be issued per Warrant, which was determined in accordance with the terms of the warrant exchange agreement. No Private Placement Warrants were outstanding as of June 30, 2025 or June 30, 2024.
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
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of June 30, 2025 and December 31, 2024, no customer accounted for more than 10% of the accounts receivable balance. No single customer accounted for more than 10% of total revenues during the three and six months ended June 30, 2025, and June 30, 2024, respectively.

Recent Accounting Pronouncements
Accounting Guidance Issued and Adopted
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance during the fourth quarter of 2024 and implemented the required disclosures, including applying retrospectively to all prior periods presented in the condensed consolidated financial statements. See Note 16, Segment Information.
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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 enhances the existing income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments will be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of this ASU.
In November 2024, the FASB issued ASU 2024-3 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures”. The ASU will improve the decision usefulness for investors by requiring public business entities to disclose more detailed information about their expenses such as (a) inventory and manufacturing expense, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, etc. The amendments will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments will be applied prospectively with an option for a retrospective application. The Company is evaluating the impact of this new standard and believes that the adoption will result in additional disclosures, but will not have any other impact on its consolidated financial statements.
2. Business Combinations, Acquisitions, and Business Disposals

Biodex Rehabilitation Sale to Salona Global

In the fourth quarter of the year ended December 31, 2022, the Biodex Rehabilitation (“Rehab”) business was deemed as held for sale. On April 3, 2023, the Company closed the sale of Rehab to Salona Global Medical Device Corporation (“Salona”) for $1.0 million in cash at closing and an additional $7.0 million in deferred cash payments through January 1, 2024. Subsequent to the closing and during the six months ended June 30, 2023, a significant negative event occurred which impacted the Company’s ability to collect the remaining $7.0 million of cash payments. Salona disclosed substantial doubt existed as to its ability to continue as a going concern. The Company applied ASC 450 Contingencies to determine the loss on the business disposal since remaining payments are contingent upon Salona’s financial situation. Management determined it was not probable that the $7.0 million of cash payments would be collected and recorded a loss on sale of business of $6.2 million in the unaudited Consolidated Statement of Operations during the six months ended June 30, 2023.

During the six months ended June 30, 2024, the Company received an additional $1.2 million from Salona, which has been reflected as a gain on business disposal in the unaudited Condensed Consolidated Statements of Operations.

3. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	June 30, 2025	December 31, 2024
Costs incurred on contracts (from inception to completion)	$451.6	$409.3
Estimated earnings	282.0	253.1
Contracts in progress	733.6	662.4
Less: billings to date	(658.8)	(607.0)
	$74.8	$55.4
The carrying amounts related to uncompleted construction-type contracts are included in the accompanying unaudited Condensed Consolidated Balance Sheets under the following captions (in millions):

	June 30, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$91.6	$67.0
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	7.9	20.2
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(24.1)	(31.0)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(0.6)	(0.8)
	$74.8	$55.4
(1) Included in other assets within the unaudited Condensed Consolidated Balance Sheets.
(2) Included in deferred contract revenue – current within the unaudited Condensed Consolidated Balance Sheets.
(3) Included in other liabilities within the unaudited Condensed Consolidated Balance Sheets.
For the three and six months ended June 30, 2025, the Company has recognized revenue of $8.2 million and $19.9 million related to the contract liabilities balance as of December 31, 2024, respectively.
4. Inventories
The components of inventories consist of the following (in millions):

	June 30, 2025	December 31, 2024
Raw materials	$73.7	$63.6
Work in progress	33.3	31.7
Finished goods	38.1	37.9
	$145.1	$133.2

5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	June 30, 2025	December 31, 2024
Land, buildings, and leasehold improvements	3 - 39 years	$55.2	$52.2
Machinery and equipment	5 - 15 years	64.8	58.5
Badges	3 - 5 years	51.7	50.3
Furniture, fixtures, computer equipment and other	3 - 10 years	25.3	24.2
Software development costs	3 - 5 years	39.1	30.5
Construction in progress (1)	—	14.3	11.8
		250.4	227.5
Less: accumulated depreciation		(97.3)	(81.2)
		$153.1	$146.3
(1) Includes $3.6 million and $5.0 million of Construction in progress for internally developed software as of June 30, 2025, and December 31, 2024, respectively.
Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Depreciation expense in:
Cost of revenues	$5.9	$5.5	$11.4	$10.8
Operating expenses	$2.7	$2.0	$5.5	$4.0

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2025	December 31, 2024
Compensation and related benefit costs	$36.2	$44.7
Customer deposits	16.8	14.3
Accrued commissions	1.8	0.5
Accrued warranty costs	5.6	5.5
Non-income taxes payable	11.3	10.9
Pension and other post-retirement obligations	1.3	0.7
Income taxes payable	4.1	7.1
Restructuring	0.4	0.2
Other accrued expenses	13.5	15.5
Total	$91.0	$99.4

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
Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. A market approach is limited to reporting units for which there are publicly traded companies that have characteristics similar to the Company’s businesses.

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
No goodwill impairment was recognized for the three and six months ended June 30, 2025 and June 30, 2024, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of June 30, 2025 and December 31, 2024 (in millions):

	Medical	Nuclear & Safety	Consolidated
Balance—December 31, 2024	$634.0	$792.2	$1,426.2
Translation adjustment	—	44.5	44.5
Balance—June 30, 2025	$634.0	$836.7	$1,470.7
A portion of goodwill is deductible for income tax purposes.
Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	June 30, 2025		December 31, 2024
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,682.5	$(211.8)	$1,638.0	$(211.8)
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

Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

		June 30, 2025
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$344.3	$(218.4)	$125.9
Distributor relationships	7 - 13	61.1	(26.9)	34.2
Developed technology	5 - 16	272.4	(121.0)	151.4
Trade names	3 - 10	101.6	(37.8)	63.8
Remaining performance obligations and other	1 - 4	26.2	(24.3)	1.9
Total		$805.6	$(428.4)	$377.2

		December 31, 2024
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$335.6	$(190.9)	$144.7
Distributor relationships	7 - 13	60.8	(23.2)	37.6
Developed technology	5 - 16	258.7	(100.2)	158.5
Trade names	3 - 10	97.8	(31.5)	66.3
Remaining performance obligations and other	1 - 4	23.3	(18.8)	4.5
Total		$776.2	$(364.6)	$411.6
Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Amortization expense for intangible assets in:
Cost of revenues	$6.9	$6.8	$13.7	$13.6
Operating expenses	$18.3	$24.2	$36.9	$48.9
8. Borrowings
Debt consists of the following (in millions):

	June 30, 2025	December 31, 2024
2021 Credit Agreement	$450.0	$694.6
Other	1.9	2.8
Total debt	451.9	697.4
Less: debt, current	(0.4)	(1.2)
Less: deferred financing costs	(7.0)	(11.0)
Debt, non-current	$444.5	$685.2
As of June 30, 2025 and December 31, 2024, the fair market value of the Company’s 2021 Credit Agreement (defined below) was $451.1 million and $696.3 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining debt approximates the respective carrying amounts as of June 30, 2025 and December 31, 2024.

2021 Credit Agreement
The Company maintains a credit agreement (the “2021 Credit Agreement”) among Mirion IntermediateCo Inc., a Delaware corporation, as Holdings, Mirion Technologies (US Holdings), Inc., as the Parent Borrower, Mirion Technologies (US), Inc., as the Subsidiary Borrower, the lending institutions party thereto, and Citibank, N.A., as the Administrative Agent and Collateral Agent.
The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $175.0 million senior secured revolving facility (collectively, the “Credit Facilities”). The term loan facility is scheduled to mature on June 5, 2032, and the revolving facility is scheduled to expire and mature on March 21, 2030 (subject to other terms and conditions). The agreement requires the payment of a commitment fee of 0.50% per annum for unused revolving commitments, subject to stepdowns to 0.375% per annum and 0.25% per annum upon the achievement of specified leverage ratios. Any outstanding letters of credit issued under the 2021 Credit Agreement reduce the availability under the revolving line of credit.

The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on LIBOR (with customary fallback provisions) for borrowings in U.S. dollars, a floating rate formula based on Euro Interbank Offered Rate (“EURIBOR”) for borrowings in Euro or a floating rate formula based on the Sterling Overnight Index Average (“SONIA”) for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing. The 2021 Credit Agreement includes fallback language that seeks to either facilitate an agreement with the Company’s lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based upon the Secured Overnight Financing Rate (“SOFR”) or other benchmark replacement rates upon certain triggering events (SOFR was adopted pursuant to an amendment to the 2021 Agreement in replacement of LIBOR in 2023).
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on June 30, 2025 and December 31, 2024.

Term Loan - The term loan initially had a seven-year term (expiring October 2028) and bore interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023 through May 21, 2024) or 0.50%, plus 2.75%. On May 22, 2024, the Company entered into Amendment No. 3 (“Amendment No.3”) to the 2021 Credit Agreement. Amendment No.3 reduced the applicable margin rate on the term loans from 2.75% to 2.25% and reduced the credit spread based upon rate term to 0%, with other terms and conditions remaining consistent (effectively the existing loan was refinanced). Amendment No.3 was accounted for prospectively as a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

On June 5, 2025, the Company entered into Amendment No. 5 to the 2021 Credit Agreement (“Amendment No.5”). Under Amendment No.5, the Company utilized funds from the private offering of Convertible Senior Notes due 2030 completed on May 23, 2025 (see Note 9, Convertible Debt) to repay $244.6 million in outstanding principal and $8.3 million in accrued interest as well as to extend the maturity date of the term loan to June 5, 2032 (collectively the “June 2025 Refinancing”). The June 2025 Refinancing was accounted for as a partial extinguishment and partial modification of the term loan debt. The Company has accounted for $244.6 million of the term loan principal as an extinguishment of debt; the remaining $450.0 million of principal was accounted for as a modification to the extent the principal holdings at the syndicated lender level remained unchanged. As a result, the Company recorded a loss on partial debt extinguishment of $5.8 million within the unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 attributed to the derecognition of a proportionate amount of unamortized deferred financing costs. The Company made no other principal repayments during the six months ended June 30, 2025, yielding an outstanding balance of $450.0 million as of June 30, 2025. The Company paid no principal payments for the year ended December 31, 2024, yielding an outstanding balance of approximately $694.6 million as of December 31, 2024. The interest rate was 6.55% and 6.85% as of June 30, 2025 and December 31, 2024, respectively.
Revolving Line of Credit - The revolving line of credit arrangement initially had a five-year term (expiring October 2026) and bore interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023) or 0%, plus 2.25%. The terms of the revolving line of credit were amended on March 21, 2025, through Amendment No. 4 to the 2021 Credit Agreement (“Amendment No.4”). Under Amendment No.4, revolving credit commitments from lenders increased from $90.0 million to $175.0 million, and the maturity date extended to March 21, 2030, subject to a “springing” maturity date that is 91 days prior to the maturity date of the outstanding term loan under the 2021 Credit Agreement (but only to the extent the outstanding principal amount of the term loan exceeds $100.0 million on the date of determination, and a final stated maturity date that is earlier than 91 days after March 21, 2030).
The 2021 Credit Agreement requires the payment of a commitment fee of 0.25% per annum for unused commitments. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of June 30, 2025 and December 31, 2024. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $17.3 million and $17.9 million for the periods ended June 30, 2025 and December 31, 2024, respectively. The amount available on the revolver as of June 30, 2025 and December 31, 2024 was approximately $157.7 million and $72.1 million, respectively.
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

In connection with the June 5, 2025 closing of the refinanced Credit Facilities, the Company determined the change would be accounted for prospectively as a partial debt extinguishment in accordance with ASC 470-50, Debt—Modifications and Extinguishments. As a result, the Company expensed $5.0 million of the remaining deferred financing costs associated with the debt prior to the June 2025 Refinancing of the Credit Facilities and a portion of the arrangement fees for the new debt of $0.8 million as a loss on partial debt extinguishment within the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025. The remaining arrangement fees for the new debt of $2.1 million were capitalized as debt issuance fees, and the remaining transaction costs of $1.1 million were allocated consistently with ASC 470-50, with $0.8 million expensed as incurred and the remaining $0.3 million capitalized as debt issuance fees. Prior to the June 2025 Refinancing, there was approximately $9.6 million of deferred issuance fees remaining to be amortized. As a result of Amendment No.5, the partial extinguishment and modification resulted in a net reduction in deferred issuance fees of $2.6 million with a new balance of $7.0 million in debt issuance fees capitalized to be amortized over the life of the remaining debt.
For the three months ended June 30, 2025 and 2024, we incurred approximately $6.7 million and $0.9 million, of amortization expense of the deferred financing costs, respectively, and for the six months ended June 30, 2025 and 2024, we incurred approximately $7.6 million (including a $5.8 million loss on partial debt extinguishment for the $244.6 million early debt repayment) and $1.6 million of amortization expense of the deferred financing costs, respectively.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of June 30, 2025 and December 31, 2024, there were no outstanding amounts under these arrangements.
Accounts Receivable Sales Agreement
We are party to agreements to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution and an unaffiliated Finnish financial institution without recourse. Under these agreements, the Company can sell up to €9.6 million ($11.2 million) and €12.5 million ($13.0 million) as of June 30, 2025 and December 31, 2024, respectively, of eligible accounts receivables. The accounts receivable under these agreements are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of June 30, 2025 and December 31, 2024, there was $0.0 million and $0.2 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for all periods presented and are included in selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €73.5 million ($84.9 million) and €72.6 million ($75.4 million), as of June 30, 2025 and December 31, 2024, respectively, subject to certain local restrictions. As of June 30, 2025 and December 31, 2024, there were €54.7 million ($64.0 million) and €56.0 million ($58.2 million), respectively, of the lines that had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $0.4 million for both periods ending June 30, 2025 and December 31, 2024, respectively.
At June 30, 2025, contractual principal payments of total borrowings are as follows (in millions):

Remainder of 2025	$0.3
Year ending December 31:
2026	1.6
2027	—
2028	—
2029	—
Thereafter	450.0
Gross Payments	451.9
Unamortized debt issuance costs	(7.0)
Total borrowings, net of debt issuance costs	$444.9

9. Convertible Debt
Convertible Senior Notes due 2030
On May 23, 2025, the Company completed a private offering of $400.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2030, including the initial purchasers’ exercise in full of their option to purchase additional Notes (the “Notes”). The Notes were issued pursuant to an indenture, dated May 23, 2025 (the “Indenture”). The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the outstanding principal and accrued interest of the Notes becomes automatically due and payable.

The Notes will mature on June 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will bear interest from May 23, 2025 at a rate of 0.25% per year payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2025. The Notes will be convertible at the option of the holders in certain circumstances discussed below. The Notes will be convertible into cash, shares of Mirion’s Class A common stock or a combination of cash and shares of Mirion’s Class A common stock, at the Company’s election.

The initial conversion rate is 43.2751 shares of Mirion’s Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $23.11 per share of Mirion's Class A common stock. The initial conversion price of the Notes represents a conversion premium of 32.5% to the last reported sale price of Mirion’s Class A common stock of $17.44 per share on May 20, 2025. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
The Company may not redeem the Notes prior to June 6, 2028. The Company may redeem for cash 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest or any portion of the Notes, at its option, on or after June 6, 2028, but only if a certain liquidity condition has been satisfied and the last reported sale price of Mirion's Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. If the Company redeems less than all of the outstanding Notes, at least $100.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice.
The note are convertible on or after March 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, but can only be early exercised under the following circumstances:
•During any calendar quarter after September 30, 2025 (and only during such calendar quarter) if the closing price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on and including the last trading day of the preceding calendar quarter is more than 130% of the then applicable conversion price for the Notes per share of common stock.
•During the five business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Notes, as determined following a request by a holder of Notes, for each day of that period was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate.
•If the Company calls any or all of the notes for redemption, holders may convert all or any portion of their notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the notes are not otherwise convertible at such time.
•If specified distributions to holders of our common stock are made or specified corporate events occur.
If the Company undergoes a fundamental change, as defined in the Indenture, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice a redemption, the Company will increase the conversion rate for holders who elect to convert their Notes in connection with such a corporate event. The conditions allowing holders of the Notes to convert were not met during the three and six months ended June 30, 2025.

As of June 30, 2025, the Notes are classified as a long-term liability, net of issuance costs of $12.4 million, on the unaudited Condensed Consolidated Balance Sheets. As the notes were not issued at a premium, no portion of the proceeds from the issuance of the Notes met the requirements to be accounted for separately as a component of stockholders’ equity. As of June 30, 2025, the net carrying amount of the Notes approximates fair value. Interest expense (including amortization of deferred issuance costs) recognized related to the Notes for the three and six months ended June 30, 2025 was $0.4 million. The Notes were issued at par and costs associated with the issuance of the Notes are amortized to interest expense over the contractual term of the Notes. As of June 30, 2025, the effective interest rate of the Notes is 0.88%.
At June 30, 2025, future maturities of the Notes are as follows (in millions):

Remainder of 2025	$—
Year ending December 31:
2026	—
2027	—
2028	—
2029	—
Thereafter	400.0
$400.0
Capped Call Transactions
In May 2025, subsequent to the pricing of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of Mirion’s Class A common stock that underlie the Notes for the purpose of limiting the potentially dilutive impacts of the Notes. The cap price of the Capped Call Transactions is initially $34.88 per share, which represents a premium of 100% over the last reported sale price of Mirion’s Class A common stock of $17.44 per share on May 20, 2025, and is subject to certain adjustments under the terms of the Capped Call Transactions. The initial strike price of the Capped Call Transactions is equal to the initial conversion price of the Notes. The default settlement method is net share setttlement; however, the Company may elect to settle the Capped Call Transactions in cash. The Company used $44.6 million of the proceeds from the offering of Notes to pay the cost of the Capped Call Transactions.

The Company evaluated the Capped Call Transactions and determined that they should be accounted for separately from the Notes as a separate transaction. The cost of $44.6 million to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025, as the Capped Call Transactions are indexed to the Company’s stock and met the criteria to be classified in stockholders' equity in accordance with ASC 815-40, Contracts in Entity's Own Equity.
Share Repurchases
Concurrently with the pricing of the Notes, the Company entered into privately negotiated transactions to use $31.0 million of the net proceeds from the offering of the Notes to repurchase shares of Mirion’s Class A common stock. The Company repurchased shares of Class A common stock sold short by investors in the offering of the Notes at a purchase price per share equal to the last reported sale price of Mirion’s Class A common stock of $17.44 per share on May 20, 2025. Such repurchases of shares of Mirion’s Class A common stock are separate from, and in addition to, repurchases under the Company’s existing stock repurchase program.

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

The table below presents the locations of the operating lease assets and liabilities in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively (in millions):

	Balance Sheet Line Item	June 30, 2025	December 31, 2024
Operating lease assets	Operating lease right-of-use assets	$29.8	$30.3

Operating lease liabilities:
Current operating lease liabilities	Operating lease liability, current	$6.7	$6.4
Non-current operating lease liabilities	Operating lease liability, non-current	25.6	27.1
Total operating lease liabilities:		$32.3	$33.5

The depreciable lives are limited by the expected lease term for operating lease assets and by the shorter of either the expected lease term or the economic useful life for financing lease assets. During the three months ended June 30, 2024, the Company announced its planned closure of its Middleton, Wisconsin location and recorded an impairment of the associated operating lease asset of $1.4 million within selling, general and administrative expenses.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2025 and December 31, 2024, respectively, are:

	June 30, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term (in years)	5.9	6.1
Weighted average discount rate	5.10%	4.96%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 (in millions):

Year ending December 31:
2025	$4.1
2026	7.5
2027	7.0
2028	5.4
2029	4.1
2030 and thereafter	9.5
Total undiscounted future minimum lease payments	37.6
Less: Imputed interest	(5.3)
Total operating lease liabilities	$32.3

For the three and six months ended June 30, 2025, operating lease costs (as defined under ASU 2016-02) were $2.5 million and $4.1 million, respectively, and for the three and six months ended June 30, 2024 operating lease costs were $2.5 million and $5.2 million respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the unaudited Condensed Consolidated Statements of Operations. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Cash paid for amounts included in the measurement of operating lease liabilities was $4.6 million for the six months ended June 30, 2025 and $4.4 million for six months ended June 30, 2024 and these amounts are included in operating activities in the unaudited Condensed Consolidated Statements of Cash Flows. Operating lease assets obtained in exchange for new operating lease liabilities were $2.3 million and $2.4 million for the three and six months ended June 30, 2025, respectively, and $2.5 million for the three and six months ended June 30, 2024.
11. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of June 30, 2025, unconditional purchase obligations were as follows (in millions):

Year ending December 31:
2025	$59.6
2026	18.3
2027	2.0
2028	1.8
2029 and thereafter	0.6
Total	$82.3
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

In June 2023, the same Russian customer made a demand against the Company for the return of all payments received by the Company ($10.2 million) related to a Finland nuclear power plant project cancelled in May 2022. In September 2024, the Company entered into a settlement agreement with the customer agreeing to refund €4.4 million to the customer, which was paid in June 2025.

12. Income Taxes
The effective income tax rate was (9.0)% and (6.0)% for the three and six months ended June 30, 2025, respectively, and (6.2)% and (5.2)% for the three and six months ended June 30, 2024, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the impact of valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) and many countries have incorporated Pillar Two model rule concepts into their domestic laws. Pillar Two legislation is effective for the Company for the year ended December 31, 2025. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. For the three and six months ended June 30, 2025, the impact of Pillar Two on our consolidated financial statements was not material.
On July 4, 2025, the "One Big Beautiful Bill Act" was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
13. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash Paid For:
Cash paid for interest	$22.5	$29.2
Cash paid for income taxes	$14.3	$12.8
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accrued expense and other liabilities	$0.4	$2.9
Property, plant, and equipment purchases in accounts payable	$0.2	$0.3
Public warrants exercises and private warrants exchange (Note 1)	$—	$60.6
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows (in millions).

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$262.6	$175.2
Restricted cash—current	0.3	0.3
Restricted cash—non-current	0.1	0.1
Total cash, cash equivalents, and restricted cash	$263.0	$175.6
Amounts included in restricted cash represent funds with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers.
14. Stock-Based Compensation
Stock-based compensation is awarded to employees and directors of the Company and accounted for in accordance with ASC 718, “Compensation—Stock Compensation”. Stock-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. Stock-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur. The Company uses various forms of long-term incentives including, but not limited to restricted stock units (“RSUs”) and performance-based restricted units (“PSUs”), provided that the granting of such equity awards is in accordance with the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”) as filed on Form S-8 with the SEC on December 27, 2021.
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
The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended June 30, 2025, the Company granted 74,844 RSUs to members of the Company’s Board of Directors and issued an additional 73,467 shares to certain employees based upon the achievement of market conditions for vested PSUs. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) years with equal annual installments vesting on the anniversary of the grant date. The RSU’s granted to the Company’s Board of Directors are subject to service vesting conditions with each award vesting in four equal quarterly installments on September 15, 2025, December 15, 2025, March 15, 2026, and the earlier of May 16, 2026, and the date of the 2026 annual stockholder meeting. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

During the three months ended June 30, 2024, the Company granted 99,560 RSUs and no PSUs to certain members of the Company’s Board of Directors and employees. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) years with equal annual installments vesting on the anniversary of the grant date. The RSU’s granted to the Company’s Board of Directors were subject to service vesting conditions with each award vesting in four equal quarterly installments on September 15, 2024, December 15, 2024, March 15, 2025, and May 15, 2025 (the date of the 2025 annual stockholder meeting). The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

During the three and six months ended June 30, 2025, $3.5 million and $6.8 million of stock-based compensation expense was recorded, of which $0.3 million and $0.5 million, respectively, was related to non-employee directors. During the three and six months ended June 30, 2024, $3.1 million and $5.7 million of stock-based compensation expense was recorded, of which $0.2 million and $0.4 million, respectively, was related to non-employee directors.
Board of Director Payments in Stock
During the three and six months ended June 30, 2025, certain members of the Company’s Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. As such, the Company recorded related stock-based compensation expense for $0.0 million and $0.1 million, respectively. During the three and six months ended June 30, 2024, the Company recorded related stock-based compensation expense for $0.1 million and $0.2 million, respectively, for the director payments in lieu of cash.

Profits Interests
On June 17, 2021 the Sponsor issued 4,200,000 Profits Interests to Lawrence Kingsley, then the Chairman of the Board of Directors of the Company, 3,200,000 Profits Interests to Thomas Logan, the Chief Executive Officer of Mirion, and 700,000 Profits Interests to Brian Schopfer, the Chief Financial Officer of Mirion. The Profits Interests were intended to be treated as profits interests for U.S. income tax purposes, pursuant to which Messrs. Logan, Schopfer and Kingsley had an indirect interest in the founder shares held by the Sponsor; see Note 15, Related-Party Transactions, for further details. The Profits Interests vested in full and therefore all related expenses were completed at the end of fiscal year 2024. During the three and six months ended June 30, 2024, $0.9 million and $1.8 million, respectively, of stock-based compensation expense was recorded, and no new profit interests were issued.

15. Related-Party Transactions
Founder Shares
The former sponsor of GS Acquisition Holdings Corp II (“GSAH”), with which the Company consummated its business combination on October 21, 2021, owned 18,750,000 shares of Class B common stock (“founder shares”), which automatically converted into 18,750,000 shares of Class A common stock at the closing of the business combination. The founder shares, were subject to certain vesting and forfeiture conditions and transfer restrictions, including performance vesting conditions under which the price per share of Mirion’s Class A common stock must meet or exceed certain established thresholds of $12, $14, or $16 per share for 20 out of 30 trading days before October 20, 2026. During the fourth quarter of the year ended December 31, 2024, all of the founder shares met the required vesting conditions.

Private Placement Warrants
The former sponsor of GSAH purchased an aggregate of 8,500,000 private placement warrants (the “Private Placement Warrants”) at a price of $2.00 per whole warrant ($17.0 million in the aggregate) in a private placement (the “Private Placement”) that closed concurrently with the closing of GSAH’s initial public offering (the “IPO”). Each Private Placement Warrant was exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment in certain circumstances, including upon the occurrence of certain reorganization events. The Private Placement Warrants were non-redeemable and exercisable on a cashless basis so long as they were held by the Sponsor or its permitted transferees.

During the three and six months ended June 30, 2024, the private placement warrants were exchanged for shares of the Company’s Class A common stock. See Note 1, Nature of Business and Summary of Significant Accounting Policies, for further details.

Profits Interests
The former sponsor of GSAH issued 8,100,000 Profits Interests to certain individuals affiliated with or expected to be affiliated with Mirion. The holders of the Profits Interests had an indirect interest in the founder shares held by the former sponsor of GSAH. The Profits Interests were subject to service and performance vesting conditions and fully vested during the fourth quarter of the year ended December 31, 2024. See Note 14, Stock-Based Compensation, for further detail regarding the Profits Interests.
16. Segment Information
During the year ended December 31, 2024, the Company renamed its Technologies segment as “Nuclear & Safety.”
The Company manages its operations through two operating and reportable segments: Medical and Nuclear & Safety. These segments align the Company’s products and service offerings to customers and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment using operating income (loss). The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures, and markets distinct products and services. The company adopted ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” as of the year ended December 31, 2024, and applied the requirements of the standard to prior period information retrospectively as required.
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

	Three Months Ended June 30, 2025
	Medical	Nuclear & Safety	Total

Revenues	$81.2	$141.7	$222.9
Less:
Adjusted cost of revenues (1)	29.6	77.8	107.4
Other segment items (2)	40.7	44.9	85.6
Segment income from operations	$10.9	$19.0	$29.9
Other loss (3)			(20.0)
Income from operations			9.9
Less other expense (income):
Interest expense			11.8
Interest income			(2.0)
Loss on debt extinguishment			5.8
Foreign currency gain, net			(13.5)
Other income, net			—
Consolidated income before income taxes			$7.8

	Three Months Ended June 30, 2024
	Medical	Nuclear & Safety	Total

Revenues	$73.2	$133.9	$207.1
Less:
Adjusted cost of revenues (1)	26.2	70.8	97.0
Other segment items (2)	42.0	44.6	86.6
Segment income from operations	$5.0	$18.5	$23.5
Other loss (3)			(21.2)
Income from operations			2.3
Less other expense (income):
Interest expense			15.1
Interest income			(2.0)
Foreign currency gain, net			0.3
Decrease in fair value warrant liabilities			(0.4)
Other income, net			0.6
Consolidated loss before income taxes			$(11.3)

	Six Months Ended June 30, 2025
	Medical	Nuclear & Safety	Total

Revenues	$149.8	$275.1	$424.9
Less:
Adjusted cost of revenues (1)	54.1	147.0	201.1
Other segment items (2)	78.1	87.4	165.5
Segment income from operations	$17.6	$40.7	$58.3
Other loss (3)			(39.7)
Income from operations			18.6
Less other expense (income):
Interest expense			24.3
Interest income			(3.9)
Loss on debt extinguishment			5.8
Foreign currency gain, net			(16.3)
Other income, net			0.3
Consolidated income before income taxes			$8.4

	Six Months Ended June 30, 2024
	Medical	Nuclear & Safety	Total

Revenues	$140.0	$259.7	$399.7
Less:
Adjusted cost of revenues (1)	51.7	138.7	190.4
Other segment items (2)	81.9	89.9	171.8
Segment income from operations	$6.4	$31.1	$37.5
Other loss (3)			(40.1)
Loss from operations			(2.6)
Less other expense (income):
Interest expense			30.6
Interest income			(3.7)
Foreign currency loss, net			1.1
Increase in fair value warrant liabilities			5.3
Other income, net			0.7
Consolidated loss before income taxes			$(36.6)
(1) Adjusted cost of revenues is a significant expense category, and amounts align with the segment-level information that is regularly provided to the CODM. Adjusted cost of revenues is defined by management as cost of revenues adjusted for purchase accounting impacts and excluding depreciation, amortization, and other segment expenses identified as non-operating by management.
(2) Other segment items included in segment income (loss) from operations for each segment include research and development expenses; selling and marketing expenses; general and administrative expenses; and any amounts excluded from cost of revenues to determine adjusted costs of revenues (e.g., depreciation, amortization, and other segment expenses identified as non-operating by management).
(3)Other loss consists of research and development expenses; selling and marketing expenses; and general and administrative expenses not allocated to the segments.

The following table summarizes capital expenditures and depreciation and amortization for each reportable segment (in millions).

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Capital expenditures
Medical	$3.8	$6.8	$8.5	$15.3
Nuclear & Safety	4.8	3.9	8.3	7.6
Total operating and reportable segments	8.6	10.7	16.8	22.9
Corporate and other	0.8	0.6	1.2	0.7
Total capital expenditures	$9.4	$11.3	$18.0	$23.6
Depreciation and amortization
Medical	$16.3	$18.6	$32.7	$37.1
Nuclear & Safety	17.3	19.8	34.2	39.9
Total operating and reportable segments	33.6	38.4	66.9	77.0
Corporate and other	0.3	0.1	0.6	0.2
Total depreciation and amortization	$33.9	$38.5	$67.5	$77.2
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

	Revenues
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
North America
Medical	$72.8	$66.2	$134.8	$126.6
Nuclear & Safety	66.1	62.6	134.9	121.2
Total North America	138.9	128.8	269.7	247.8
Europe
Medical	8.4	7.0	15.0	13.4
Nuclear & Safety	73.4	70.1	132.2	131.5
Total Europe	81.8	77.1	147.2	144.9
Asia Pacific
Medical	—	—	—	—
Nuclear & Safety	2.2	1.2	8.0	7.0
Total Asia Pacific	2.2	1.2	8.0	7.0
Total Revenues	$222.9	$207.1	$424.9	$399.7

The following details revenues by product for each segment (in millions). The Company updated the categorization of its products to better align with the markets driving demand. The revenues by product information has been recast for all prior periods presented.

	Revenues
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Medical segment:
Cancer care	$62.2	$56.0	$111.1	$105.0
Other	19.0	17.2	38.7	35.0
Nuclear & Safety segment:
Nuclear	82.1	76.0	166.3	147.5
Labs and research	27.4	26.7	54.2	59.7
Other	32.2	31.2	54.6	52.5
Total Revenues	$222.9	$207.1	$424.9	$399.7
The following details revenues by timing of recognition (in millions):

	Revenues
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Point in time	$152.4	$150.6	$282.3	$277.5
Over time	70.5	56.5	142.6	122.2
Total revenues	$222.9	$207.1	$424.9	$399.7

The following details property, plant, and equipment, net, by geography (in millions):

	Property, Plant, and Equipment, Net
	June 30, 2025	December 31, 2024
North America	$92.1	$91.5
Europe	60.9	54.7
Asia Pacific	0.1	0.1
Total	$153.1	$146.3
17. Fair Value Measurements
The Company applies fair value accounting to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, and other current assets and liabilities approximates their carrying amounts due to the relatively short maturity of these items. The fair value of debt approximates the carrying value because the interest rates are variable and reflect market rates.
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
Level 3 – Inputs are unobservable and require significant management judgment or estimation.
The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$263.0	$—	$—
Discretionary retirement plan	$4.8	$1.0	$—
Accrued interest receivable on cross-currency swaps	$—	$0.1	$—
Interest rate swap (Note 18)	$—	$0.3	$—
Liabilities
Discretionary retirement plan	$4.8	$1.0	$—
Cross-currency rate swaps (Note 18)	$—	$39.8	$—
Interest rate swap (Note 18)	$—	$—	$—

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$175.6	$—	$—
Discretionary retirement plan	$4.6	$1.0	$—
Accrued interest receivable on cross-currency swaps	$—	$0.1	$—
Interest rate swap (Note 18)	$—	$0.3	$—
Liabilities
Discretionary retirement plan	$4.6	$1.0	$—
Cross-currency rate swaps (Note 18)	$—	$8.1	$—

18. Derivatives and Hedging

The Company’s policy requires derivatives to be used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EUR and USD. As such, the Company entered into cross-currency rate swaps during the year ended December 31, 2022, to manage currency risks related to our investments in foreign operations. During the year ended December 2024, the Company extended a cross-currency rate swap derivative by one-year (notional amount of 123.2 million euros). The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) during the six months ended June 30, 2023, as well as an additional interest rate swap (notional amount of $100.0 million) during the six months ended June 30, 2025 to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments (collectively, the “interest rate swaps”).
All derivative instruments are carried at fair value in the unaudited Condensed Consolidated Balance Sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets:
Accrued interest receivable on cross-currency rate swaps	Prepaid expenses and other currents assets	$0.1	$0.1
Interest rate swap	Other non-current assets	0.3	0.3
Total assets		$0.4	$0.4
Liabilities:
Cross-currency rate swap	Accrued expenses and other current liabilities	$39.8	$3.4
Cross-currency rate swap	Other non-current liabilities	—	4.7
Total liabilities		$39.8	$8.1
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

During the three months ended June 30, 2025 the interest rate swaps resulted in gains of $0.1 million recognized in other comprehensive income (“OCI”). No gains or losses were recognized in OCI for the six months ended June 30, 2025. Gains of $0.1 million and $0.2 million in income were recognized through interest expense and reclassified from OCI during the same period. During the three and six months ended June 30, 2024, the interest rate swaps resulted in gains of $0.1 million and $0.9 million recognized in OCI. Gains of $0.3 million and $0.6 million in income were recognized through interest expense and reclassified from OCI during the same period. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified as financing activities in the unaudited Condensed

Consolidated Statements of Cash Flows. In addition, the Company did not have any ineffectiveness related to the interest rate swaps during the three and six months ended June 30, 2025.

Hedges of Net Investments in Foreign Operations Strategy
The Company uses fixed-to-fixed cross-currency rate swaps (“CCRS”) to protect the net investment on pre-tax basis in the Company’s EUR-denominated operations against changes in spot exchange rates. For derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the fair values of the derivative financial instruments are recognized in net investment hedges adjustments, a component of AOCL, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		(Loss) Gain Recognized in AOCL
	As of		Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	June 30, 2025	December 31, 2024
Cross-currency rate swaps	€238.8	€238.8	$(22.2)	$1.8	$(31.6)	$8.0
Total	€238.8	€238.8	$(22.2)	$1.8	$(31.6)	$8.0
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
The Company did not reclassify any gains or losses related to net investment hedges from AOCL into earnings during the three and six months ended June 30, 2025 and June 30, 2024, respectively. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended June 30, 2025 and 2024. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified as investing activities in the unaudited Condensed Consolidated Statements of Cash Flows.
19. Earnings (Loss) Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net earnings (loss) attributable to Mirion Technologies, Inc. shareholders	$8.3	$(11.7)	$8.6	$(37.5)

Weighted average common shares outstanding — basic	225.026	202.197	225.339	200.963
Effect of potentially dilutive securities — stock-based awards	0.722	—	0.945	—
Effect of potentially dilutive securities —convertible debt	17.310	—	17.310	—
Weighted average common shares outstanding — diluted	243.058	202.197	243.594	200.963

Net earnings (loss) per common share attributable to Mirion Technologies, Inc. — basic	$0.04	$(0.06)	$0.04	$(0.19)
Net earnings (loss) per common share attributable to Mirion Technologies, Inc. — diluted	$0.03	$(0.06)	$0.04	$(0.19)

Net earnings (loss) per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the three and six months ended June 30, 2024; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive. The weighted average number of potentially dilutive common shares related to employee stock-based awards excluded as anti-dilutive for the three and six months ended June 30, 2024 were 2.844 million and 2.893 million, respectively.

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

Holders of shares of our Class B common stock are not entitled to economic interests in us or to receive dividends or to receive a distribution upon our liquidation or winding up, but are “paired interests” with shares of IntermediateCo Class B common stock. If IntermediateCo makes distributions to us other than solely with respect to our Class A common stock, the holders of paired interests will be entitled to receive distributions pro rata in accordance with the percentages of their respective shares of IntermediateCo Class B common stock.

Our Class B common stock has voting rights but no economic interest in the Company and therefore are excluded from the calculation of basic and diluted earnings per share.

Warrants
During the three and six months ended June 30, 2024, all Warrants were exercised, redeemed, or exchanged for shares of Mirion Class A common stock or cash. Any shares of Mirion Class A common stock received are included in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2025.

Founder Shares
18,750,000 founder shares were subject to vesting in three equal tranches, based on the volume-weighted average price of our Class A common stock being greater than or equal to $12.00, $14.00 and $16.00 per share for any 20 trading days in any 30 consecutive trading day period. During the fourth quarter of the year ended December 31, 2024, all of the founder shares met the required vesting conditions, and the Class A common shares were considered outstanding for purposes of our earnings per share calculations for the three and six months ended June 30, 2025. Prior to the vesting, since the holders of the founder shares were not entitled to participate in earnings unless the vesting conditions were met, the founders shares were excluded from the calculation of our loss per share for the three and six months ended June 30, 2024.

Stock-Based Awards
Each stock-based award represents the right to receive a Class A common stock upon vesting of the awards. Per ASC 260, Earnings Per Share (“EPS”), shares issuable for little or no cash consideration upon the satisfaction of certain conditions (i.e., contingently issuable shares) should be included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. As such, any stock-based awards such as RSUs that vest will be included in the Company's basic earnings (loss) per share calculations as of the date when all necessary conditions are met. We determine the potential dilutive effect of outstanding stock-based awards on EPS using the treasury stock method.

Convertible Notes
During the three months ended June 30, 2025 the Company issued $400.0 million aggregate principal amount of Convertible Notes due 2030 (the "Notes"). The initial conversion rate of the Notes is 43.2751 shares of Mirion’s Class A common stock per $1,000 principal amount of Notes. We determine the potential dilutive impact of the outstanding Notes on EPS using the if-converted method, assuming the conversion of the Notes as of the earliest period reported or at the date of issuance, if later. The effect of the related Capped Call transactions would be anti-dilutive, and as such is excluded.

20. Restructuring and Impairment
The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability, and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions, and the consolidation of facilities.
As of June 30, 2025, the Company expects a $1.1 million impact of additional charges from restructuring actions in the next 12 months.

The Company’s restructuring expenses are comprised of the following (in millions):

	Three Months Ended June 30, 2025
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.2	$0.2	$0.4
Other(1)	—	—	—
Total	$0.2	$0.2	$0.4

	Six Months Ended June 30, 2025
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.2	$0.2	$0.4
Other(1)	—	—	—
Total	$0.2	$0.2	$0.4

	Three Months Ended June 30, 2024
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.5	$0.7	$1.2
Other(1)	—	1.7	1.7
Total	$0.5	$2.4	$2.9

	Six Months Ended June 30, 2024
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.5	$0.7	$1.2
Other(1)	—	1.7	1.7
Total	$0.5	$2.4	$2.9
(1) Includes facilities, inventory write-downs, outside services, legal matters, and IT costs.

The following table summarizes restructuring expenses for each reportable segment (in millions):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Restructuring expenses:
Medical	$0.3	$2.4	$0.3	$2.4
Nuclear & Safety	0.1	0.5	0.1	0.5
Corporate and other	—	—	—	—
Total	$0.4	$2.9	$0.4	$2.9
The following table summarizes the changes in the Company’s accrued restructuring balance for severance and employee costs, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets (in millions):

Balance at December 31, 2024	$0.2
Restructuring charges (excluding impairment)	0.4
Payments	(0.2)
Adjustments	—
Balance at June 30, 2025	$0.4
21. Noncontrolling Interests

On October 20, 2021, Mirion Technologies, Inc. consummated its previously announced Business Combination pursuant to the Business Combination Agreement.

Before the closing of the Business Combination, the sellers had the option to elect to have their equity consideration issued as either shares of Mirion Class A common stock or Paired Interests. The sellers receiving shares of Mirion Class B common stock also received one share of IntermediateCo Class B common stock per share of Class B common stock as a Paired Interest. Each of the shares of Mirion Class A common stock and each Paired Interest were valued at $10.00 per share for purposes of determining the aggregate number of shares issued to the sellers. Holders of shares of our Mirion Class B common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. If at any time the ratio at which shares of IntermediateCo Class B common stock are redeemable or exchangeable for shares of Mirion's Class A common stock changes from one-for-one, as the number of votes to which our Class B common stockholders are entitled will be adjusted accordingly. The holders of Mirion's Class B common stock do not have cumulative voting rights in the election of directors. Except for transfers to us or to certain permitted transferees set forth in the IntermediateCo certificate of incorporation, paired interests may not be sold, transferred or otherwise disposed of.

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

At October 20, 2021, the Company owned 100% of the voting shares (Class A common stock) of IntermediateCo and approximately 96% of the non-voting shares (Class B common stock) of IntermediateCo. The Company recognized noncontrolling interests for the 8,560,540 shares, representing approximately 4% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company. After the conversions in the current quarter, the Company recognized noncontrolling interests for the 6,074,885 shares, representing the 2.6% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company. All conversions through June 30, 2025, have been non-cash and on a one-for-one basis for Class A common stock.

As of June 30, 2025, noncontrolling interests of $51.3 million were reflected in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

22. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	June 30, 2025	December 31, 2024
Cumulative foreign currency translation adjustment, net of tax	$(27.3)	$(93.6)
Unrealized gain on pension and postretirement benefit plans, net of tax	2.4	2.4
Unrealized loss on net investment hedges, net of tax	(34.2)	(5.8)
Unrealized gain on cash flow hedges, net of tax	0.1	0.2
Less: cumulative loss attributable to noncontrolling interests	(2.7)	(3.8)
Accumulated other comprehensive loss	$(56.3)	$(93.0)
23. Subsequent Events

On July 31, 2025, the Company signed an agreement to acquire Certrec Corporation (“Certrec”) for $81.0 million of cash consideration. Headquartered in Fort Worth, TX, Certrec is a leader in regulatory compliance and advanced digital applications for the nuclear industry. The Certrec team and portfolio of solutions will be integrated into the Company's Nuclear & Safety segment and will complement the Company's existing nuclear power product suite while creating additional opportunities in the broader energy power markets.

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
•Our revenues were $222.9 million for the three months ended June 30, 2025 and $207.1 million for the three months ended June 30, 2024, of which 36.4% and 35.4% were generated in the Medical segment for the three months ended June 30, 2025 and 2024, respectively, and 63.6% and 64.6% were generated in the Nuclear & Safety segment for the three months ended June 30, 2025 and 2024, respectively.
•Our revenues were $424.9 million for the six months ended June 30, 2025 and $399.7 million for the six months ended June 30, 2024, of which 35.3% and 35.0% were generated in the Medical segment for the six months ended June 30, 2025 and 2024, respectively, and 64.7% and 65.0% were generated in the Nuclear & Safety segment for the six months ended June 30, 2025 and 2024, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders) was $819.0 million and $811.9 million as of June 30, 2025, and December 31, 2024, respectively.
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

The following key factors affecting our performance have included, and we anticipate they will continue to affect our future results:
•Nuclear end market trends—Growth and operating results in our Nuclear & Safety segment are impacted by:
•Our products are installed at the vast majority of addressable active nuclear power reactors globally, creating full lifecycle sales opportunities. This installed base drives recurring revenue through replacement and service cycles associated with our offerings and the typical 40 to 80 year operating life cycle of a nuclear power plant (“NPP”);
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

The Board has overall oversight responsibility for our risk management. During 2024, the Company initiated a formal Enterprise Risk Management program (“ERM”) where management and Internal Audit provide updates to the Board. These discussions include identification and scoring of key business risks and management's plans and progress to address identified focus areas.
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

In particular, we use the non-GAAP financial measures “EBITA,” “EBITDA,” and “Adjusted EBITDA.” “Adjusted EBITDA” is used in the calculation of the First Lien Net Leverage Ratio in the 2021 Credit Agreement described in Note 8, Borrowings, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

The following tables present a reconciliation of certain non-GAAP financial measures for the three and six months ended June 30, 2025 and for the three and six months ended June 30, 2024.

(In millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net income (loss)	$8.5	$(12.0)
Interest expense, net	9.8	13.1
Income tax expense	(0.7)	0.7
Amortization	25.2	31.0
EBITA	$42.8	$32.8
Depreciation	8.7	7.5
EBITDA	$51.5	$40.3
Stock-based compensation expense	3.4	4.0
Increase in fair value of warrant liabilities	—	(0.4)
Foreign currency (gain) loss, net	(13.5)	0.3
Loss on debt extinguishment and other related costs	6.3	—
Non-operating expenses(1)(2)	3.5	4.6
Adjusted EBITDA	$51.2	$48.8
(1)Pre-tax non-operating expenses of $3.5 million for the three months ended June 30, 2025 include $1.9 million of restructuring and other related costs; $1.0 million of asset impairment charges of our equity investment (100% impairment); $0.3 million of mergers and acquisitions expenses; and $0.3 million of consulting costs related to Nuclear & Safety segment enterprise resource planning software upgrades.
(2)Pre-tax non-operating expenses of $4.6 million for the three months ended June 30, 2024 include $2.9 million of restructuring costs (including related asset impairments); $1.7 million of costs to achieve integration and operational synergies, $0.7 million of costs to achieve information technology system integration and efficiency; and $0.5 million of mergers and acquisitions expenses; offset by a $1.2 million gain on the disposal of the Biodex Rehabilitation (“Rehab”) business.

(In millions)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net income (loss)	$8.9	$(38.5)
Interest expense, net	20.4	26.9
Income tax expense	(0.5)	1.9
Amortization	50.6	62.5
EBITA	$79.4	$52.8
Depreciation	17.0	14.8
EBITDA	$96.4	$67.6
Stock-based compensation expense	6.8	7.6
Increase in fair value of warrant liabilities	—	5.3
Foreign currency (gain) loss, net	(16.3)	1.1
Loss on debt extinguishment and other related costs	6.3	—
Non-operating expenses(1)(2)	4.7	6.7
Adjusted EBITDA	$97.9	$88.3
(1)Pre-tax non-operating expenses of $4.7 million for the six months ended June 30, 2025 include $1.9 million of restructuring and other related costs; $1.0 million of asset impairment charges of our equity investment (100% impairment); $0.8 million of consulting costs related to Nuclear & Safety segment enterprise resource planning software upgrades; $0.7 million of one-time consulting fees related to IT services sourcing excellence; and $0.3 million of mergers and acquisitions expenses.
(2)Pre-tax non-operating expenses of $6.7 million for the six months ended June 30, 2024 include $2.9 million of restructuring costs (including related asset impairments); $2.7 million of costs to achieve integration and operational synergies; $1.2 million of costs to achieve information technology system integration and efficiency; $1.1 million of mergers and acquisitions expenses; offset by $1.2 million gain on the disposal of the Rehab business.

The following tables present a reconciliation of GAAP income from operations to non-GAAP Adjusted EBITDA by segment for the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024.

	Three Months Ended June 30, 2025
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$10.9	19.0	(20.0)	$9.9
Amortization	11.5	13.7	—	25.2
Depreciation	4.8	3.6	0.3	8.7
Stock-based compensation	0.4	0.3	2.7	3.4
Non-operating expenses	2.6	1.0	0.4	4.0
Other expense / (income)	(0.1)	0.3	(0.2)	—
Adjusted EBITDA	$30.1	$37.9	$(16.8)	$51.2

	Three Months Ended June 30, 2024
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$5.0	18.5	(21.2)	$2.3
Amortization	13.7	17.3	—	31.0
Depreciation	4.9	2.4	0.2	7.5
Stock-based compensation	0.3	0.4	3.3	4.0
Non-operating expenses	1.4	0.4	2.5	4.3
Other expense / (income)	(0.2)	(0.1)	—	(0.3)
Adjusted EBITDA	$25.1	$38.9	$(15.2)	$48.8

	Six Months Ended June 30, 2025
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$17.6	$40.7	$(39.7)	$18.6
Amortization	23.2	27.4	—	50.6
Depreciation	9.5	6.9	0.6	17.0
Stock-based compensation	0.8	0.8	5.2	6.8
Non-operating expenses	2.6	1.0	1.6	5.2
Other expense / (income)	(0.4)	0.3	(0.2)	(0.3)
Adjusted EBITDA	$53.3	$77.1	$(32.5)	$97.9

	Six Months Ended June 30, 2024
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$6.4	31.1	(40.1)	$(2.6)
Amortization	27.4	35.1	—	62.5
Depreciation	9.8	4.9	0.1	14.8
Stock-based compensation	0.5	0.8	6.3	7.6
Non-operating expenses	1.8	0.4	4.2	6.4
Other expense / (income)	(0.2)	(0.2)	—	(0.4)
Adjusted EBITDA	$45.7	$72.1	$(29.5)	$88.3

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
Recent Developments
Convertible Debt Issuance
On May 23, 2025, the Company completed a private offering of $400.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2030 (the “Notes”), which included the initial purchasers’ exercise in full of their option to purchase additional Notes. The Notes have a maturity date of June 1, 2030. Refer to discussion included within Liquidity and Capital Resources for more details.
Term Loan Refinancing
The Company’s 2021 Credit Agreement provides for an $830.0 million senior secure first lien term loan facility (initially scheduled to mature in October 2028). On June 5, 2025, the Company utilized funds from the offering of the Notes completed on May 23, 2025 to repay $244.6 million in outstanding principal and $8.3 million in accrued interest as well as extend the maturity date of the term loan to June 5, 2032. There were no other changes to the terms of the Credit Facilities as a result of the refinancing. The change was accounted for prospectively as a partial debt extinguishment in accordance with ASC 470-50, Debt - Modifications and Extinguishments. Refer to discussion included within Liquidity and Capital Resources for more details.
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia’s invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Nuclear & Safety segment. As of June 30, 2025, the Company has approximately $17.6 million in net contract assets and accounts receivable associated with Russian-related projects. We also maintain $12.9 million in advance payment guarantees and $13.0 million in performance guarantees in support of these projects. The remaining performance obligations in our backlog for Russian-related projects was approximately $122.8 million at June 30, 2025.

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

Results of Operations
For the Three Months Ended June 30, 2025 and the Three Months Ended June 30, 2024

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Revenues	$222.9	$207.1
Cost of revenues	120.4	109.7
Gross profit	102.5	97.4
Selling, general and administrative expenses	82.6	87.5
Research and development	10.0	8.8
Gain on disposal of business	—	(1.2)
Income (loss) from operations	9.9	2.3
Interest expense, net	9.8	13.1
Foreign currency (gain) loss, net	(13.5)	0.3
Loss on debt extinguishment	5.8	—
Increase in fair value of warrant liabilities	—	(0.4)
Other expense, net	—	0.6
Income (loss) before income taxes	7.8	(11.3)
Income tax expense	(0.7)	0.7
Net income (loss)	8.5	(12.0)
Loss attributable to noncontrolling interests	0.2	(0.3)
Net income (loss) attributable to stockholders	$8.3	$(11.7)
Overview
Revenues were $222.9 million for the three months ended June 30, 2025 and $207.1 million for the three months ended June 30, 2024. Our Medical segment contributed $81.2 million and $73.2 million of revenues for the three months ended June 30, 2025 and 2024, respectively. Our Nuclear & Safety segment contributed $141.7 million and $133.9 million of revenues for the three months ended June 30, 2025 and 2024, respectively. Gross profit was $102.5 million and $97.4 million for the three months ended June 30, 2025 and 2024, respectively, resulting in a $5.1 million increase from the three months ended June 30, 2024.
Net income was $8.5 million for the three months ended June 30, 2025 and our net loss was $12.0 million for the three months ended June 30, 2024. Our Medical segment contributed $10.9 million and $5.0 million of income from operations for the three months ended June 30, 2025 and 2024, respectively. Our Nuclear & Safety segment contributed $19.0 million and $18.5 million of income from operations for the three months ended June 30, 2025 and 2024, respectively. The overall increase in net income is primarily driven by a $13.5 million unrealized foreign currency gain as a result of fluctuations in the exchange rate between the US Dollar and the Euro in the current period, increased revenues in the Nuclear & Safety and Medical segments, decreased interest expense, and decreased amortization of intangible assets. Partially offsetting these items was a $5.8 million loss on debt extinguishment in the current period, increased depreciation, and increased compensation costs in the current year.
Revenues
Revenues were $222.9 million for the three months ended June 30, 2025 and $207.1 million for the three months ended June 30, 2024. Revenues increased $15.8 million from the three months ended June 30, 2024.
Medical segment revenues increased for the three months ended June 30, 2025 compared with the three months ended June 30, 2024 primarily due to organic volume growth, price increases, and foreign exchange fluctuations, partially offset by reduced revenues from the exit of our lasers product line in the second half of 2024 .

Nuclear & Safety segment revenues increased for the three months ended June 30, 2025 compared with the three months ended June 30, 2024 primarily due to organic volume growth, price increases and foreign exchange impacts.
Cost of revenues
Cost of revenues was $120.4 million for the three months ended June 30, 2025 and $109.7 million for the three months ended June 30, 2024, an increase of $10.7 million period over period.
Cost of revenues related to the Medical segment increased $2.7 million period over period due to organic volume growth and inflation. Cost of revenues related to the Nuclear & Safety segment increased $8.0 million period over period. The increase was primarily driven by organic volume growth of $4.4 million, increased costs of material and labor of $2.1 million (predominantly at our France location), and France transaction related foreign exchange impacts of $1.5 million.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $82.6 million for the three months ended June 30, 2025 and $87.5 million for the three months ended June 30, 2024, resulting in a decrease of $4.9 million period over period.
Our Medical segment incurred lower SG&A expenses of $1.4 million for the three months ended June 30, 2025 compared with the three months ended June 30, 2024. The decrease was driven by lower amortization expense for intangible assets, and lower mergers and acquisitions costs.
Our Nuclear & Safety segment incurred lower SG&A expenses of $1.4 million for the three months ended June 30, 2025 compared with the three months ended June 30, 2024. The decrease was driven by lower amortization expense related to intangible assets offset with increased depreciation expense related to newly capitalized assets.

Corporate SG&A expenses were $17.6 million for the three months ended June 30, 2025 and $19.7 million for the three months ended June 30, 2024. The decrease of $2.1 million was primarily driven by decreased stock compensation costs and professional service spend.

Research and development
Research and development (“R&D”) expenses were $10.0 million for the three months ended June 30, 2025 and $8.8 million for the three months ended June 30, 2024, resulting in an increase of $1.2 million period over period. The increase in R&D expenses was primarily due to increased compensation costs and increased depreciation expense for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Gain on disposal of business
Gain on disposal of business was $1.2 million for the three months ended June 30, 2024, related to the sale of the Rehab business. For more information, see Note 2, Business Combinations, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Income from operations
Income from operations was $9.9 million for the three months ended June 30, 2025 compared with $2.3 million for the three months ended June 30, 2024. On a segment basis, income from operations in the Medical segment for the three months ended June 30, 2025 and 2024 was $10.9 million and $5.0 million, respectively, representing an increase of $5.9 million period over period. Income from operations in the Nuclear & Safety segment for the three months ended June 30, 2025 and three months ended June 30, 2024 was $19.0 million and $18.5 million, respectively, representing an increase of $0.5 million period over period. Corporate loss from operations was $20.0 million and $21.2 million for the three months ended June 30, 2025 and 2024, respectively, representing a decrease of $1.2 million period over period. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $9.8 million for the three months ended June 30, 2025 and $13.1 million for the three months ended June 30, 2024. The $3.3 million decrease in interest expense, net was due to decreased interest rates from the prior period, the $244.6 million decrease in the term loan balance as a result of the debt refinancing during the three months ended June 30, 2025, the 0.25% interest rate negotiated on the $400.0 million offering of Convertible Senior Notes due

2030 completed during the three months ended June 30 2025, and additional interest earned on cash deposits in the current period. For more information, see Note 8, Borrowings, Note 9, Convertible Debt, and Note 18, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency (gain) loss, net
We recorded a $13.5 million net gain for the three months ended June 30, 2025 and a $0.3 million net loss for the three months ended June 30, 2024 from foreign currency exchange. The change in foreign currency loss (gain), net is due primarily to fluctuations in European local currencies in relation to the U.S. dollar and the related impact on our intercompany loans.
Loss on debt extinguishment
Loss on debt extinguishment was $5.8 million for the three months ended June 30, 2025, related to the refinancing of the term loan completed on June 5, 2025. See discussion in “Recent Developments - Term Loan Refinancing” for further details.
Change in fair value of warrant liabilities
We recognized a gain of $0.4 million for the three months ended June 30, 2024. During the three months ended June 30, 2024, we settled the Public Warrant and Private Placement Warrant liabilities in conjunction with the redemption of the Public Warrants and the exchange of the Private Placement Warrants. See Note 1, Nature of Business and Summary of Significant Accounting Policies to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
The effective income tax rate was (9.0)% and (6.2)% for the three months ended June 30, 2025 and 2024, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the impact of valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
On July 4, 2025, the "One Big Beautiful Bill Act" was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
Business segments
The following provides detail for business segment results for the three months ended June 30, 2025 and 2024. Segment income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, foreign currency loss (gain), net, loss on debt extinguishment, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 16, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Medical

	Unaudited
(In millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Revenues	$81.2	$73.2
Income from operations	$10.9	$5.0
Income from operations as a % of revenues	13.4%	6.8%

Medical segment revenues increased for the three months ended June 30, 2025 compared with the three months ended June 30, 2024 primarily due to $4.7 million in domestic revenue volume growth, $2.0 million of revenue growth in Asia-Pacific countries, $1.0 million of price increases, and $0.8 million of foreign exchange fluctuations, partially offset by a $0.5 million reduction in revenues from the discontinuation of the lasers product line.
Income from operations was $10.9 million and $5.0 million for the three months ended June 30, 2025 and 2024, respectively, representing a $5.9 million increase in income from operations period over period. The increase in income from operations period over period was largely due to a reduction in amortization expense of $2.1 million and increased revenues as noted above, partially offset by inflationary impacts of $1.5 million.
Nuclear & Safety

	Unaudited
(In millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Revenues	$141.7	$133.9
Income from operations	$19.0	$18.5
Income from operations as a % of revenues	13.4%	13.8%
Nuclear & Safety segment revenues increased for the three months ended June 30, 2025 compared with the three months ended June 30, 2024 primarily due to $2.9 million of organic volume growth, $2.5 million of price increases, and positive foreign exchange fluctuations of $2.4 million .
Income from operations was $19.0 million and $18.5 million for the three months ended June 30, 2025 and 2024, respectively. Income from operations increased $0.5 million period over period driven primarily by the changes in revenues described above and $3.8 million in lower amortization expenses due to fully amortized intangible assets, partially offset by inflationary impacts of $2.6 million, increased costs of material and labor of $2.1 million (predominantly at our France location), and France transaction related foreign exchange impacts of $1.5 million.
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

Corporate and other costs were $20.0 million for the three months ended June 30, 2025 and $21.2 million for the three months ended June 30, 2024, which represents a decrease of $1.2 million period over period. The decrease versus the comparable period was predominantly driven by decreased stock compensation costs and professional service spend.

For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 16, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

For the Six Months Ended June 30, 2025 and the Six Months Ended June 30, 2024

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues	$424.9	$399.7
Cost of revenues	226.3	215.2
Gross profit	198.6	184.5
Selling, general and administrative expenses	161.3	171.6
Research and development	18.7	16.7
Gain on disposal of business	—	(1.2)
Income (loss) from operations	18.6	(2.6)
Interest expense, net	20.4	26.9
Foreign currency (gain) loss, net	(16.3)	1.1
Loss on debt extinguishment	5.8	—
Increase in fair value of warrant liabilities	—	5.3
Other expense, net	0.3	0.7
Income (loss) before income taxes	8.4	(36.6)
Income tax expense	(0.5)	1.9
Net income (loss)	8.9	(38.5)
Loss attributable to noncontrolling interests	0.3	(1.0)
Net income (loss) attributable to stockholders	$8.6	$(37.5)
Overview
Revenues were $424.9 million for the six months ended June 30, 2025 and $399.7 million for the six months ended June 30, 2024. Our Medical segment contributed $149.8 million and $140.0 million of revenues for the six months ended June 30, 2025 and 2024, respectively. Our Nuclear & Safety segment contributed $275.1 million and $259.7 million of revenues for the six months ended June 30, 2025 and 2024, respectively. Gross profit was $198.6 million and $184.5 million for the six months ended June 30, 2025 and 2024, respectively, resulting in a $14.1 million increase from the six months ended June 30, 2024.
Net income was $8.9 million for the six months ended June 30, 2025 and our net loss was $38.5 million for the six months ended June 30, 2024. Our Medical segment contributed $17.6 million and $6.4 million of income from operations for the six months ended June 30, 2025 and 2024, respectively. Our Nuclear & Safety segment contributed $40.7 million and $31.1 million of income from operations for the six months ended June 30, 2025 and 2024, respectively. The overall increase in net income is primarily driven by $16.3 million unrealized foreign currency gain as a result of fluctuations in the exchange rate between the US Dollar and the Euro in the current period, a $5.3 million decrease in the loss from fair value of warrant liabilities in the prior year that no longer impacts the current year, increased revenues in the Nuclear & Safety segment and the Medical segment, decreased interest expense, and decreased amortization of intangible assets. Partially offsetting these items was a $5.8 million loss on debt extinguishment in the current period, higher software licensing costs, increased depreciation, and increased compensation costs in the current year.
Revenues
Revenues were $424.9 million for the six months ended June 30, 2025 and $399.7 million for the six months ended June 30, 2024. Revenues increased $25.2 million from the six months ended June 30, 2024.
Medical segment revenues increased for the six months ended June 30, 2025 compared with the six months ended June 30, 2024 primarily due to increased domestic sales volume, price increases, the positive impact from delayed operations in the comparable prior period due to the focus on new ERP system implementations, and foreign exchange fluctuations, partially offset by reduced revenues from the exit of our lasers product line in the second half of 2024.

Nuclear & Safety segment revenues increased for the six months ended June 30, 2025 compared with the six months ended June 30, 2024 primarily due to increased sales volume and pricing paired with positive foreign exchange impacts.
Cost of revenues
Cost of revenues was $226.3 million for the six months ended June 30, 2025 and $215.2 million for the six months ended June 30, 2024, an increase of $11.1 million period over period.
Cost of revenues related to the Medical segment increased $1.2 million period over period due to increased domestic sales volume and inflation. Cost of revenues related to the Nuclear & Safety segment increased $9.9 million period over period. The increase was primarily driven by increased domestic sales volume of $4.6 million, increased costs of material and labor of $3.8 million (predominately at our France location), and France transaction related foreign exchange impacts of $1.5 million.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $161.3 million for the six months ended June 30, 2025 and $171.6 million for the six months ended June 30, 2024, resulting in a decrease of $10.3 million period over period.
Our Medical segment incurred lower SG&A expenses of $3.5 million for the six months ended June 30, 2025 compared with the six months ended June 30, 2024. The decrease was primarily due to lower amortization expense. Partially offsetting these savings were increased compensation costs.
Our Nuclear & Safety segment incurred lower SG&A expenses of $5.4 million for the six months ended June 30, 2025 compared with the six months ended June 30, 2024. The decrease was driven by lower amortization expense related to intangible assets, partially offset by increased depreciation expense and compensation costs.

Corporate SG&A expenses were $35.3 million for the six months ended June 30, 2025 and $36.7 million for the six months ended June 30, 2024. The decrease of $1.4 million was primarily driven by decreased stock-based compensation expense, partially offset by increased compensation and software licensing costs.

Research and development
Research and development (“R&D”) expenses were $18.7 million for the six months ended June 30, 2025 and $16.7 million for the six months ended June 30, 2024, resulting in an increase of $2.0 million period over period. The increase in R&D expenses was primarily due to increased compensation costs and increased depreciation expense for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Gain on disposal of business
Gain on disposal of business was $1.2 million for the six months ended June 30, 2024, related to the sale of the Rehab business. For more information, see Note 2, Business Combinations, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Income from operations
Income from operations was $18.6 million for the six months ended June 30, 2025 compared with a loss of $2.6 million for the six months ended June 30, 2024. On a segment basis, income from operations in the Medical segment for the six months ended June 30, 2025 and 2024 was $17.6 million and $6.4 million, respectively, representing an increase of $11.2 million period over period. Income from operations in the Nuclear & Safety segment for the six months ended June 30, 2025 and six months ended June 30, 2024 was $40.7 million and $31.1 million, respectively, representing an increase of $9.6 million period over period. Corporate loss from operations was $39.7 million and $40.1 million for the six months ended June 30, 2025 and 2024, respectively, representing a decrease of $0.4 million period over period. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $20.4 million for the six months ended June 30, 2025 and $26.9 million for the six months ended June 30, 2024. The $6.5 million decrease in interest expense, net was due to decreased interest rates from the prior period, the $244.6 million decrease in the term loan balance as a result of the debt refinancing during the six months ended June

30, 2025, the 0.25% interest rate negotiated on the $400.0 million Convertible Debt offering completed during the six months ended June 30 2025, and additional interest earned on cash deposits in the current period. For more information, see Note 8, Borrowings, Note 9, Convertible Debt, and Note 18, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency (gain) loss, net
We recorded a $16.3 million net gain for the six months ended June 30, 2025 and a $1.1 million net loss for the six months ended June 30, 2024 from foreign currency exchange. The change in foreign currency loss (gain), net is due primarily to fluctuations in European local currencies in relation to the U.S. dollar and the related impact on our intercompany loans.
Loss on debt extinguishment
Loss on debt extinguishment was $5.8 million for the six months ended June 30, 2025, related to the refinancing of the term loan completed on June 5, 2025. See discussion in “Recent Developments - Term Loan Refinancing” for further details.
Change in fair value of warrant liabilities
We recognized a loss of $5.3 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, we settled the Public Warrant and Private Placement Warrant liabilities in conjunction with the Public Warrant redemption and the Private Placement Warrant exchange. See Note 1, Nature of Business and Summary of Significant Accounting Policies to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
The effective income tax rate was (6.0)% and (5.2)% for the six months ended June 30, 2025 and 2024, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the impact of valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
On July 4, 2025, the "One Big Beautiful Bill Act" was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
Business segments
The following provides detail for business segment results for the six months ended June 30, 2025 and 2024. Segment income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, foreign currency loss (gain), net, loss on debt extinguishment, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 16, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Medical

	Unaudited
(In millions)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues	$149.8	$140.0
Income from operations	$17.6	$6.4
Income from operations as a % of revenues	11.7%	4.6%

Medical segment revenues increased for the six months ended June 30, 2025 compared with the six months ended June 30, 2024 primarily due to $6.7 million in domestic revenue volume growth, $2.4 million of price increases, $1.6 million of positive impact from delayed operations in the six months ended June 30, 2024 due to the focus on new ERP system implementations, and $0.7 million of foreign exchange fluctuations, partially offset by a $1.6 million reduction in revenues from the discontinuation of the lasers product line in the second half of 2024.
Income from operations was $17.6 million and $6.4 million for the six months ended June 30, 2025 and 2024, respectively, representing a $11.2 million increase in income from operations period over period. The increase in income from operations period over period was largely due to a reduction in amortization expense of $4.1 million, and increased revenues noted above. Partially offsetting the increase in income were inflationary impacts of $2.4 million.
Nuclear & Safety

	Unaudited
(In millions)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues	$275.1	$259.7
Income from operations	$40.7	$31.1
Income from operations as a % of revenues	14.8%	12.0%
Nuclear & Safety segment revenues increased for the six months ended June 30, 2025 compared with the six months ended June 30, 2024 primarily due to $9.9 million of organic volume growth, $4.7 million of price increases, and positive foreign exchange fluctuations of $0.8 million.
Income from operations was $40.7 million and $31.1 million for the six months ended June 30, 2025 and 2024, respectively. Income from operations increased $9.6 million period over period driven primarily by the changes in revenues described above and $7.8 million in lower amortization expenses due to fully amortized intangible assets, partially offset by inflationary impacts of $4.8 million, increased costs of material and labor of $3.8 million (predominately at our France location), and France transaction related foreign exchange impacts of $1.5 million.
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

Corporate and other costs were $39.7 million for the six months ended June 30, 2025 and $40.1 million for the six months ended June 30, 2024, which represents a decrease of $(0.4) million period over period. The decrease versus the comparable period was predominantly driven by decreased stock compensation costs.

For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 16, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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
At June 30, 2025 and December 31, 2024 we had $263.0 million and $175.6 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $157.2 million and $131.9 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $175.0 million of revolving borrowings. The amount available on the revolving facility under the 2021 Credit Agreement (as defined below) as of June 30, 2025 and December 31, 2024 was approximately $157.7 million and $72.1 million, respectively.
For more information on our long-term debt arrangements, lease commitments, and other commitments and contingencies, see Note 8, Borrowings, Note 10, Leased Assets, and Note 11, Commitments and Contingencies, respectively, of the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report Form 10-Q.
Debt Profile
2021 Credit Agreement
On the Closing Date, certain subsidiaries of the Company entered into a credit agreement (as it may be amended, restated, supplemented, or otherwise modified from time to time, the “2021 Credit Agreement”) with the lending institutions party thereto. The 2021 Credit Agreement refinanced and replaced an earlier credit facility (the “2019 Credit Facility”).
The 2021 Credit Agreement provides for an $830.0 million senior secured first lien term loan facility and a $175.0 million (see amendment description in Revolving Line of Credit below) senior secured revolving facility (collectively, the “Credit Facilities”). Funds from the Credit Facilities are permitted to be used in connection with the Business Combination and related transactions to refinance the 2019 Credit Facility referred to above and for general corporate purposes. The term loan facility is scheduled to mature on June 5, 2032 and the revolving facility is scheduled to expire and mature on March 21, 2030 (subject to other terms and conditions). The agreement requires the payment of a commitment fee of 0.50% per annum for unused revolving commitments, subject to stepdowns to 0.375% per annum and 0.25% per annum upon the achievement of specified leverage ratios. Any outstanding letters of credit issued under the 2021 Credit Agreement reduce the availability under the revolving line of credit.
The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on LIBOR (with customary fallback provisions) for borrowings in U.S. dollars, a floating rate formula based on Euro Interbank Offered Rate (“EURIBOR”) for borrowings in Euro or a floating rate formula based on the Sterling Overnight Index Average (“SONIA”) for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing. The 2021 Credit Agreement includes fallback language that seeks to either facilitate an agreement with the Company's lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based upon the Secured Overnight Financing Rate (“SOFR”) or other benchmark replacement rates upon certain triggering events (SOFR was adopted via agreement amendment in replacement of LIBOR in 2023).
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on June 30, 2025 and December 31, 2024.

Term Loan - The term loan initially had a seven-year term (expiring October 2028) and bears interest at the greater of LIBOR (through June 30, 2023) / SOFR (subsequent to June 30, 2023 through May 21, 2024) or 0.50%, plus 2.75%. On May 22, 2024, the Company entered into Amendment No. 3 (the “Amendment”) to the Credit Agreement. The Amendment reduced the applicable margin rate on the term loans from 2.75% to 2.25% and reduced the credit spread based upon rate term to 0%, with other terms and conditions remaining consistent (effectively the existing loan was refinanced). The Amendment was accounted for prospectively as a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

On June 5, 2025, the Company entered into Amendment No. 5 to the Credit Agreement (“Amendment No.5”). Under Amendment No. 5, the Company utilized funds from the offering of Convertible Senior Notes due 2030 completed on May 23, 2025 (see Convertible Debt below), to repay $244.6 million in outstanding principal and $8.3 million in accrued interest as well as extend the maturity date of the term loan to June 5, 2032 (collectively the “June 2025 Refinancing”). The June 2025 Refinancing was accounted for as a partial modification, partial extinguishment, and new debt issuance at the syndicated lender level. The Company has accounted for $244.6 million of the term loan principal as an extinguishment of debt and $450.0 million as an issuance of new debt. As a result, the Company recorded a loss on partial debt extinguishment of $5.8 million within the unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 attributed to the derecognition of a proportionate amount of unamortized deferred financing costs. The interest rate was 6.55% and 6.85% as of June 30, 2025 and December 31, 2024, respectively. The Company paid no principal payments for the year ended December 31, 2024, yielding an outstanding balance of approximately $450.0 million as of June 30, 2025 and $694.6 million as of December 31, 2024.
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
The agreement requires the payment of a commitment fee of 0.25% per annum for unused commitments. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of June 30, 2025 and December 31, 2024. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $17.3 million and $17.9 million for the periods ended June 30, 2025 and December 31, 2024, respectively. The amount available on the revolver as of June 30, 2025 and December 31, 2024 was approximately $157.7 million and $72.1 million, respectively.
Convertible Debt
On May 23, 2025, the Company completed a private offering of $400.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2030 (the “Notes”), which included the initial purchasers’ exercise in full of their option to purchase additional notes. The Notes were issued pursuant to an indenture, dated May 23, 2025 (the “Indenture”). The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable.

The Notes will mature on June 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will bear interest from May 23, 2025 at a rate of 0.25% per year payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2025. The Notes will be convertible at the option of the holders in certain circumstances. The Notes will be convertible into cash, shares of Mirion’s Class A common stock or a combination of cash and shares of Mirion’s Class A common stock, at the Company’s election.

The initial conversion rate is 43.2751 shares of Mirion’s Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $23.11 per share of Mirion’s Class A common stock. The initial conversion price of the Notes represents a conversion premium of 32.5% to the last reported sale price of Mirion’s Class A common stock of $17.44 per share May 20, 2025. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

The Company may not redeem the Notes prior to June 6, 2028. The Company may redeem for cash 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest or any portion of the Notes, at its option, on or after June 6, 2028, but only if a certain liquidity condition has been satisfied and the last reported sale price of Mirion’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. If the Company redeems less than all of the outstanding Notes, at least $100.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice.
If the Company undergoes a fundamental change, as defined in the Indenture, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice a redemption, the Company will increase the conversion rate for holders who elect to convert their Notes in connection with such a corporate event. The conditions allowing holders of the Notes to convert were not met during the three and six months ended June 30, 2025.
As of June 30, 2025, the Notes are classified as a long-term liability, net of issuance costs of $12.4 million, on the unaudited Condensed Consolidated Balance Sheets. No portion of the proceeds from the issuance of the Notes was accounted for separately as an embedded conversion feature within stockholders' equity. As of June 30, 2025, the net carrying amount of the Notes approximates fair value. Interest expense recognized related to the Notes for the three and six months ended June 30, 2025 was $0.4 million. The Notes were issued at par and costs associated with the issuance of the Notes are amortized to interest expense over the contractual term of the Notes. As of June 30, 2025, the effective interest rate of the Notes is 0.88%.

The net proceeds from the issuance of the Notes was approximately $387.7 million and was used as follows: $31.0 million to repurchase shares of Mirion’s Class A Common Stock, $44.6 million to pay the cost of Capped Call transactions, $256.0 million to refinance the term loan (principal repayment, accrued interest and financing fees), and the balance for general corporate purposes and working capital.
For more discussion on the Company's debt profile, see Note 8, Borrowings, and Note 9, Convertible Debt, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Share Repurchase Program
In December 2024, we instituted a share repurchase program for up to $100 million of the currently outstanding shares of our Class A common stock, as approved by our Board of Directors and authorized until November 14, 2029. Under the share repurchase program, we intend to repurchase shares from time to time through open market purchases, privately negotiated transactions, block purchases and otherwise in accordance with applicable federal securities laws, including Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. We have repurchased 1.2 million shares under this program as of June 30, 2025.

Hedges
As a result of the Company’s European operations, we are exposed to fluctuations in exchange rates between the Euro and U.S. dollar (our functional currency). As such, we entered into cross-currency rate swaps during the year ended December 31, 2022, to manage currency risks related to foreign exchange in foreign operations. During the year ended December 2024, the Company extended a cross-currency rate swap derivative by one-year (notional amount of 123.2 million euros). The Company is also subject to interest rate risk related to the Credit Facilities. As such, we entered into an interest rate swap (notional amount of $75.0 million) during the six months ended June 30, 2023 as well as an additional interest rate swap (notional amount of $100.0 million) during the six months ended June 30, 2025 to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments (collectively, the “interest rate swaps”).
The interest rate swaps are derivative financial instruments that have been designated and qualify as cash flow hedges. The changes in the fair values of the cash flow hedges are recorded in accumulated other comprehensive loss (“AOCL”) and are reclassified into the line item in our unaudited Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCL into earnings. During the three months ended June 30, 2025, the new interest rate swap resulted in a loss of $0.1 million recognized in other comprehensive income (“OCI”), respectively. Gains of $0.1 million were recognized in income through interest expense and reclassified from OCI during the same periods.
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

	Notional Amount		(Loss) Gain Recognized in AOCL
	As of		Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	June 30, 2025	December 31, 2024
Cross-currency rate swaps	€238.8	€238.8	$(22.2)	$1.8	$(31.6)	$8.0
Total	€238.8	€238.8	$(22.2)	$1.8	$(31.6)	$8.0

For more discussion of the hedges of net investments, see Note 17, Fair Value Measurement, and Note 18, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-Q.
Cash flows
For the Six Months Ended June 30, 2025 and for the Six Months Ended June 30, 2024

	Unaudited
(In millions)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net cash provided by operating activities	$48.0	$21.2
Net cash used in investing activities	$(15.7)	$(21.8)
Net cash used in financing activities	$41.2	$(2.8)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $48.0 million for the six months ended June 30, 2025 as compared to net cash provided by operating activities of $21.2 million for the six months ended June 30, 2024, representing an increase of $26.8 million. The change is primarily due to an increase in net income of $47.4 million offset by $17.4 million of foreign currency translation adjustments.
Net Cash Used in Investing Activities
Net cash used in investing activities was $15.7 million for the six months ended June 30, 2025 versus $21.8 million for the six months ended June 30, 2024 representing a change of $6.1 million. The decrease in net cash used was driven primarily by a $6.6 million decrease in purchases of badges and related software supporting our launch of the Instadose Vue product in the prior year.
Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities was $41.2 million during the six months ended June 30, 2025 versus net cash used in financing activities of $2.8 million during the six months ended June 30, 2024. The increase of $44.0 million period over period primarily relates to the debt transactions described above in the Liquidity and Capital Resources section, offset by repurchases of Company stock during the current year.
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
During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.
Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies, to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter for the three months ended June 30, 2025 than from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the ordinary course of business. For information regarding legal proceedings and other claims in which we are involved, see Note 11, Commitments and Contingencies, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The disposition of any such currently pending or threatened matters is not expected to have a material effect on our business, results of operations or financial condition. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our business, results of operations and financial condition could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2024, as further updated and supplemented below, which could materially affect our business, results of operations, and financial conditions. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.
The Company’s operating results may be impacted by the effects of, and changes in, worldwide economic conditions, international trade, tariffs and retaliatory countermeasures, export controls and other trade barriers, global trade wars or domestic preferences which could increase our costs and materially and adversely affect our business, results of operations and financial condition. Our global business, operations, and the execution of our business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond our control, such as, among other things, tariffs and retaliatory countermeasures, trade barriers and other governmental protectionist measures impacting international trade agreements or imposing trade restrictions, any of which can negatively affect us.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) On December 3, 2024, Mirion instituted a share repurchase program for up to $100 million of the currently outstanding shares of our Class A common stock, as approved by the Board of Directors of the Company, which expires on November 14, 2029, and can be terminated at any time by the Company without any notice. Under the share repurchase program, the Company intends to repurchase shares from time to time through open market purchases, privately negotiated transactions, block purchases and otherwise in accordance with applicable federal securities laws, including Rules 10b5-1 and 10b-18 of the Exchange Act. During the three months ended June 30, 2025, Mirion purchased 1,777,523 shares of its Class A common stock, par value $0.001 per share, separately from this stock repurchase program. The following table summarizes the repurchases of the Company's Class A common stock during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
April 1 - 30, 2025	—	$—	—	$81.4
May 1 - 31, 2025	1,777,523	$17.44	—	$81.4
June 1 - 30, 2025	—	$—	—	$81.4
(1) Includes 1,777,523 shares of Class A common stock repurchased other than through a publicly announced plan or program, in an open-market transaction in connection with the Company's May 2025 offering of convertible notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Indenture, dated May 23, 2025, between Mirion Technologies, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 23, 2025).

4.2	Form of 0.25% Convertible Senior Note due 2030 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on May 23, 2025).
10.1	Form of Base Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 23, 2025).
10.2	Form of Additional Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 23, 2025).
10.3
Amendment No. 5 to Credit Agreement by and among Mirion IntermediateCo, Mirion Technologies (US Holdings), Inc. and Mirion Technologies (US), Inc., the other Credit Parties party thereto, the lending institutions from time to time party thereto and Citibank, N.A., effective June 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2025).

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
Mirion Technologies, Inc.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	August 1, 2025

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	August 1, 2025

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	August 1, 2025