Form 10-Q
period 2025-09-30
Mirion Technologies, Inc.
filed 2025-10-29
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 22, 2025, there were 247,821,635 shares of Class A common stock, $0.0001 par value per share, and 5,979,555 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe-harbor“ provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, macroeconomic trends, including the impact of tariffs and global trade relations, macro trends in cancer care, nuclear power and small modular reactor and our competitive positioning are forward-looking statements. This includes, without limitation, statements under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, capitalization and capital structure, indebtedness, business strategy, and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies, goodwill impairment, backlog, our supply chain challenges, matters affecting Russia, relations between the United States and China, conflict in the Middle East, foreign exchange, tariffs or other trade disruptions, interest rate and inflation trends, any merger, acquisition, divestiture or investment activity, including integration of previously completed mergers and acquisitions, or other strategic transactions and investments, legal claims, litigation, arbitration or similar proceedings, including with respect to customer disputes, and the future or expected impact on us of any epidemic, pandemic or other crises. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “seeks,” “plans,” “scheduled,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

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
•risks related to the announcement of our entry into a definitive agreement to acquire WCI-Gigawatt Intermediate Holdco, LLC as the indirect parent of Paragon Energy Solutions, LLC, including the timing of the closing of such acquisition; and
•other risks and uncertainties indicated in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q, including those under the heading “Risk Factors,” and other documents filed or to be filed with the U.S. Securities and Exchange Commission (“SEC”) by us.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	6
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and September 30, 2024	7
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and September 30, 2024	8
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and September 30, 2024	9
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024	12
Notes to Condensed Consolidated Financial Statements (Unaudited)	13
Note 1. Nature of Business and Summary of Significant Accounting Policies	13
Note 2. Business Combinations	17
Note 3. Contracts in Progress	18
Note 4. Inventories	19
Note 5. Property, Plant and Equipment, Net	19
Note 6. Accrued Expenses and Other Current Liabilities	20
Note 7. Goodwill and Intangible Assets	20
Note 8. Borrowings	22
Note 9. Convertible Debt	25
Note 10. Leased Assets	28
Note 11. Commitments and Contingencies	30
Note 12. Income Taxes	31
Note 13. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows	31
Note 14. Stock-Based Compensation	31
Note 15. Related-Party Transactions	33
Note 16. Segment Information	34
Note 17. Fair Value Measurements	38
Note 18. Derivatives and Hedging	40
Note 19. Loss Per Share	42
Note 20. Restructuring and Impairment	43
Note 21. Noncontrolling Interests	45
Note 22. Accumulated Other Comprehensive Loss	46
Note 23. Subsequent Events	46

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$933.2	$175.2
Restricted cash	0.3	0.3
Accounts receivable, net of allowance for doubtful accounts	150.0	177.7
Costs in excess of billings on uncompleted contracts	98.9	67.0
Inventories	146.0	133.2
Prepaid expenses and other current assets	58.2	41.3
Total current assets	1,386.6	594.7
Property, plant, and equipment, net	153.3	146.3
Operating lease right-of-use assets	32.1	30.3
Goodwill	1,525.6	1,426.2
Intangible assets, net	381.4	411.6
Restricted cash	0.1	0.1
Other assets	16.7	26.8
Total assets	$3,495.8	$2,636.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49.4	$56.5
Deferred contract revenue	93.2	96.6
Debt, current	1.6	1.2
Operating lease liability, current	7.2	6.4
Derivative liabilities, current	39.5	3.4
Accrued expenses and other current liabilities	96.1	99.3
Total current liabilities	287.0	263.4
Debt, non-current	443.2	685.2
Convertible debt	753.6	—
Operating lease liability, non-current	27.2	27.1
Deferred income taxes, non-current	51.8	61.1
Other liabilities	41.0	40.1
Total liabilities	1,603.8	1,076.9
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 244,370,206 shares issued and outstanding at September 30, 2025; 225,915,767 shares issued and outstanding at December 31, 2024	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 5,979,555 shares issued and outstanding at September 30, 2025; 6,504,885 shares issued and outstanding at December 31, 2024	—	—
Treasury stock, at cost; 3,451,429 shares at September 30, 2025 and 288,013 shares December 31, 2024	(57.2)	(3.2)
Additional paid-in capital	2,485.6	2,143.3
Accumulated deficit	(530.0)	(541.5)
Accumulated other comprehensive loss	(57.1)	(93.0)
Mirion Technologies, Inc. stockholders’ equity	1,841.3	1,505.6
Noncontrolling interests	50.7	53.5
Total stockholders’ equity	1,892.0	1,559.1
Total liabilities and stockholders’ equity	$3,495.8	$2,636.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues:
Product	$166.1	$153.2	$478.2	$447.3
Service	57.0	53.6	169.8	159.2
Total revenues	223.1	206.8	648.0	606.5
Cost of revenues:
Product	89.5	85.8	263.9	247.0
Service	29.1	28.1	81.0	82.1
Total cost of revenues	118.6	113.9	344.9	329.1
Gross profit	104.5	92.9	303.1	277.4
Operating expenses:
Selling, general and administrative	87.0	84.3	248.3	255.9
Research and development	10.1	10.2	28.8	26.9
Gain on disposal of business	—	—	—	(1.2)
Total operating expenses	97.1	94.5	277.1	281.6
Income (loss) from operations	7.4	(1.6)	26.0	(4.2)
Other expense (income):
Interest expense	8.9	14.1	33.2	44.7
Interest income	(2.2)	(1.4)	(6.1)	(5.1)
Loss on debt extinguishment	—	—	5.8	—
Foreign currency (gain) loss, net	(0.6)	(0.9)	(16.9)	0.2
Increase in fair value of warrant liabilities	—	—	—	5.3
Other expense (income), net	0.1	(0.4)	0.4	0.3
Income (loss) before income taxes	1.2	(13.0)	9.6	(49.6)
Income tax (benefit) expense	(1.9)	1.0	(2.4)	2.9
Net income (loss)	3.1	(14.0)	12.0	(52.5)
Income (loss) attributable to noncontrolling interests	0.2	(0.4)	0.5	(1.4)
Net income (loss) attributable to Mirion Technologies, Inc.	$2.9	$(13.6)	$11.5	$(51.1)

Earnings (loss) per common share attributable to Mirion Technologies, Inc.:
Basic	$0.01	$(0.07)	$0.05	$(0.25)
Diluted	$0.01	$(0.07)	$0.04	$(0.25)
Weighted average common shares outstanding:
Basic	224.583	206.676	225.084	202.881
Diluted	255.662	206.676	256.249	202.881
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In millions)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net income (loss)	$3.1	$(14.0)	$12.0	$(52.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain, net of tax	(1.2)	29.5	65.1	7.7
Unrealized gain (loss) on net investment hedges, net of tax	0.5	(7.9)	(27.9)	(1.5)
Unrealized (loss) gain on cash flow hedges, net of tax	(0.1)	(1.1)	(0.2)	(0.4)
Other comprehensive (loss) income, net of tax	(0.8)	20.5	37.0	5.8
Comprehensive income (loss)	2.3	6.5	49.0	(46.7)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.2)	0.2	1.2	(1.3)
Comprehensive income (loss) attributable to Mirion Technologies, Inc.	$2.5	$6.3	$47.8	$(45.4)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2023	218,177,832	$—	7,787,333	$—	149,076	$(1.3)	$2,056.5	$(505.4)	$(65.3)	$65.5	$1,550.0
Stock issued for vested restricted stock units	88,171	—	—	—	—	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	8,420	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	460,910	—	(460,910)	—	—	—	3.8	—	—	(3.8)	—
Stock-based compensation expense	—	—	—	—	—	—	3.5	—	—	—	3.5
Net loss	—	—	—	—	—	—	—	(25.8)	—	(0.7)	(26.5)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8.9)	(0.3)	(9.2)
Balance March 31, 2024	218,735,333	$—	7,326,423	$—	149,076	$(1.3)	$2,063.9	$(531.2)	$(74.2)	$60.7	$1,517.9
Public warrants exercises	3,978,418	—	—	—	—	—	42.3	—	—	—	42.3
Private warrants exchange	1,768,000	—	—	—	—	—	18.3	—	—	—	18.3
Stock issued for vested restricted stock units	485,972	—	—	—	—	—	—	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(83,766)	—	—	—	83,766	(0.9)	—	—	—	—	(0.9)
Stock compensation to directors in lieu of cash compensation	7,702	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	468,133	—	(468,133)	—	—	—	3.9	—	—	(3.9)	—
Stock-based compensation expense	—	—	—	—	—	—	3.9	—	—	—	3.9
Net loss	—	—	—	—	—	—	—	(11.7)	—	(0.3)	(12.0)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5.3)	(0.2)	(5.5)
Balance June 30, 2024	225,359,792	$—	6,858,290	$—	232,842	$(2.2)	$2,132.4	$(542.9)	$(79.5)	$56.3	$1,564.1
Stock issued for vested restricted stock units	33,367	—	—	—	—	—		—	—	—	—
Stock compensation to directors in lieu of cash compensation	8,192	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	67,500	—	(67,500)	—	—	—	0.5	—	—	(0.5)	—
Stock-based compensation expense	—	—	—	—	—	—	4.2	—	—	—	4.2
Net loss	—	—	—	—	—	—	—	(13.6)	—	(0.4)	(14.0)
Other comprehensive income	—	—	—	—	—	—	—	—	19.9	0.6	20.5
Balance September 30, 2024	225,468,851	$—	6,790,790	$—	232,842	$(2.2)	$2,137.2	$(556.5)	$(59.6)	$56.0	$1,574.9

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2024	225,915,767	$—	6,504,885	$—	288,013	$(3.2)	$2,143.3	$(541.5)	$(93.0)	$53.5	$1,559.1
Stock issued for vested restricted stock units	422,442	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	15,888	—	—	—	(15,888)	0.1	(0.1)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(126,262)	—	—	—	126,262	(1.9)	—	—	—	—	(1.9)
Stock compensation to directors in lieu of cash compensation	2,369	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	132,500	—	(132,500)	—	—	—	1.1	—	—	(1.1)	—
Purchases of treasury stock	(1,160,000)	—	—	—	1,160,000	(18.6)	—	—	—	—	(18.6)
Stock-based compensation expense	—	—	—	—	—	—	3.3	—	—	—	3.3
Net income	—	—	—	—	—	—	—	0.3	—	0.1	0.4
Other comprehensive income	—	—	—	—	—	—	—	—	13.9	0.4	14.3
Balance March 31, 2025	225,202,704	$—	6,372,385	$—	1,558,387	$(23.6)	$2,147.7	$(541.2)	$(79.1)	$52.9	$1,556.7
Stock issued for vested restricted stock units	745,050	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	84,518	—	—	—	(84,518)	0.6	(0.6)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(200,353)	—	—	—	200,353	(3.2)	—	—	—	—	(3.2)
Stock compensation to directors in lieu of cash compensation	2,827	—	—	—	—	—	—	—	—	—	—
Conversion of shares of class B common stock to class A common stock	297,500	—	(297,500)	—	—	—	2.5	—	—	(2.5)	—
Purchases of treasury stock	(1,777,523)	—	—	—	1,777,523	(31.0)	—	—	—	—	(31.0)
Purchases of capped calls related to convertible debt, net of tax	—	—	—	—	—	—	(44.3)	—	—	—	(44.3)
Stock-based compensation expense	—	—	—	—	—	—	3.4	—	—	—	3.4
Net income	—	—	—	—	—	—	—	8.3	—	0.2	8.5
Other comprehensive income	—	—	—	—	—	—	—	—	22.8	0.7	23.5
Balance June 30, 2025	224,354,723	$—	6,074,885	$—	3,451,745	$(57.2)	$2,108.7	$(532.9)	$(56.3)	$51.3	$1,513.6

Stock issued for vested restricted stock units	10,761	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	316	—	—	—	(316)	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	2,754	—	—	—	—	—	—	—	—	—	—
Conversion of shares of class B common stock to class A common stock	95,330	—	(95,330)	—	—	—	0.8	—	—	(0.8)	—
Issuance of shares of class A common stock under a direct registered offering, net of offering costs	19,906,322	—	—	—	—	—	409.6	—	—	—	409.6
Purchases of capped calls related to convertible debt	—	—	—	—	—	—	(38.0)	—	—	—	(38.0)
Tax impact of capped calls related to convertible debt	—	—	—	—	—	—	0.1	—	—	—	0.1
Stock-based compensation expense	—	—	—	—	—	—	4.4	—	—	—	4.4
Net income	—	—	—	—	—	—	—	2.9	—	0.2	3.1
Other comprehensive income	—	—	—	—	—	—	—	—	(0.8)	—	(0.8)
Balance September 30, 2025	244,370,206	$—	5,979,555	$—	3,451,429	$(57.2)	$2,485.6	$(530.0)	$(57.1)	$50.7	$1,892.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
OPERATING ACTIVITIES:
Net income (loss)	$12.0	$(52.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	102.4	115.8
Stock-based compensation expense	11.2	11.9
Loss on debt extinguishment	5.8	—
Amortization of debt issuance costs	2.8	2.3
Provision for doubtful accounts	2.0	2.3
Inventory obsolescence write down	1.5	3.7
Change in deferred income taxes	(9.5)	(19.9)
Loss on disposal of property, plant and equipment	0.1	0.1
(Gain) loss on foreign currency transactions	(16.9)	0.3
Increase in fair values of warrant liabilities	—	5.3
(Gain) loss on disposal of business	—	(1.2)
Other	1.0	1.4
Changes in operating assets and liabilities:
Accounts receivable	31.4	21.6
Costs in excess of billings on uncompleted contracts	(14.2)	(24.9)
Inventories	(6.3)	(12.1)
Prepaid expenses and other current assets	(18.8)	6.7
Accounts payable	(10.9)	(4.6)
Accrued expenses and other current liabilities	(10.7)	2.6
Deferred contract revenue and liabilities	(6.7)	(19.4)
Other assets	(1.5)	(0.5)
Other liabilities	(4.4)	(0.6)
Net cash provided by operating activities	70.3	38.3
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash and cash equivalents acquired	(79.9)	(1.0)
Proceeds from business disposal	—	1.2
Proceeds from disposal of property, plant, and equipment and badges	0.3	—
Purchases of property, plant, and equipment and badges	(26.6)	(37.1)
Proceeds from net investment hedge derivative contracts	2.4	2.8
Net cash used in investing activities	(103.8)	(34.1)
FINANCING ACTIVITIES:
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(5.2)	(1.0)
Purchases of stock for treasury	(49.6)	—
Proceeds from issuance of convertible senior notes, net of bank costs	755.0	—
Third-party issuance costs	(0.9)	—
Purchase of capped calls related to convertible senior notes	(82.6)	—
Issuances of common stock	425.0	—
Common stock issuance costs	(14.9)	—
Term loan principal repayments	(244.6)	—
Financing costs	(3.1)	(1.3)
Proceeds from cash flow hedge derivative contracts	0.5	0.9
Other financing	(0.9)	(0.6)
Net cash provided by (used in) financing activities	778.7	(2.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12.8	1.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	758.0	3.2
Cash, cash equivalents, and restricted cash at beginning of period	175.6	130.5
Cash, cash equivalents, and restricted cash at end of period	$933.6	$133.7

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
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2025, as compared to the significant accounting policies described in Note 1 to the audited consolidated financial statements on Form 10-K for the period ended December 31, 2024.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $4.3 million and $5.2 million as of September 30, 2025 and December 31, 2024, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.
The components of prepaid expenses and other current assets consist of the following (in millions):

	September 30, 2025	December 31, 2024
Prepaid insurance	$1.3	$1.0
Prepaid vendor deposits	4.6	5.4
Prepaid software expenses	6.3	6.8
Short-term marketable securities	6.5	5.9
Income tax receivable and prepaid income taxes	18.8	8.6
Other tax receivables	1.3	—
Other current assets	19.4	13.6
	$58.2	$41.3
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $3.2 million and $3.1 million for the periods ended September 30, 2025 and December 31, 2024, respectively, and were included in other accrued expenses and other long-term liabilities on the unaudited Condensed Consolidated Balance Sheet. Accretion expense related to these liabilities was not material for any periods presented.

Convertible Senior Notes
In May 2025, the Company issued in a private offering $400.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2030 (the “2030 Notes”), including the initial purchasers' exercise in full of their option to purchase additional Notes. In September 2025, the Company issued in a private offering $375.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the “2031 Notes"), including the initial purchasers' exercise in full of their option to purchase additional Notes. The 2030 Notes and 2031 Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. See Note 9, Convertible Debt, for additional details.
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

Milestone billing is aligned to the timing of the associated performance of the Company at the contract onset and generally occurs multiple times in a given twelve month period. Unexpected project delays could impact the contract asset or liability position during the course of a contract. Contract asset balances are reviewed by management for future credit losses by considering factors such as historical experience, the customers' financial condition and current economic conditions. In circumstances where the Company is aware of a specific customer's inability to meet its financial and contractual obligations, a specific reserve is recorded against the contract asset. As of September 30, 2025, two projects accounted for more than 10% of the contract asset balance (15% and 12%, respectively). For more information, see Note 3, Contracts in Progress.
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of September 30, 2025 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $808.0 million and $811.9 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the Company expects to recognize approximately 26%, 35%, 14%, and 7% of the remaining performance obligations as revenue during 2025, 2026, 2027 and 2028, respectively, and the remainder thereafter.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 16, Segment Information.
Warrant Liability

During the three and nine months ended September 30, 2024, all warrants were exercised, redeemed, or exchanged for shares of Mirion Class A common stock or cash.

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

On April 18, 2024, the Company called the Public Warrants for redemption per the Company’s rights under the warrant agreement. After April 18, 2024 and prior to 5:00 pm New York City time on Monday, May 20, 2024 (the “Redemption Date”), Public Warrant holders were entitled to exercise (i) in cash, at an exercise price of $11.50 per share of Class A common stock, or (ii) on a cashless basis in which the exercising holder was entitled to receive 0.22 shares of Class A common stock per Warrant. The number of shares provided to the warrant holder was determined in accordance with the terms of the warrant agreement, whereby the number of shares received in a cashless exercise was based upon the Redemption Date and the average last reported sale price of Class A common stock for the ten trading days ending on the third trading day prior to the notice of Redemption Date. The Public Warrants were valued using the listed trading price as of close on the trading day prior to the relevant settlement date of exercise. Any Warrants not exercised by the Redemption Date were automatically redeemed by the Company at a price of $0.10 per Warrant. In connection with the Redemption, approximately 18,076,416 Public Warrants were exercised, representing approximately 96% of the outstanding Public Warrants, and 3,978,418 shares of Class A common stock were issued upon exercise of such Warrants. Total cash proceeds generated from exercises of the Public Warrants were immaterial, and the Company made an immaterial redemption payment to the holders of the 673,363 redeemed Public Warrants. Following the Redemption Date, the Public Warrants stopped trading on NYSE and were delisted. No Public Warrants were outstanding as of September 30, 2025 or September 30, 2024.

On June 4, 2024, the Company exchanged 1,768,000 shares of the Company’s Class A common stock for 8,500,000 Private Placement Warrants via a warrant exchange agreement. The number of shares of Class A common stock to be exchanged on a cashless basis was determined using the same methodology applied to the Public Warrants. The Company valued the Private Placement Warrants on the settlement date of exercise, using the fair market value of the Company’s Class A common stock as of close on a trading day prior to the settlement date multiplied by the number of shares of Class A common stock to be issued per Warrant, which was determined in accordance with the terms of the warrant exchange agreement. No Private Placement Warrants were outstanding as of September 30, 2025 or September 30, 2024.
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

The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of September 30, 2025 and December 31, 2024, no customer accounted for more than 10% of the accounts receivable balance. No single customer accounted for more than 10% of total revenues during the three and nine months ended September 30, 2025, and September 30, 2024, respectively.
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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 enhances the existing income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments will be applied on a prospective basis, with retrospective application permitted. The Company will be implementing the requirements as part of the December 31, 2025 annual reporting period.
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
2. Business Combinations, Acquisitions, and Business Disposals

Purchase of Certrec

The Company continually evaluates potential acquisitions that strategically fit with the Company’s existing portfolio. On July 31, 2025, Mirion acquired 100% of the equity interest of Certrec for approximately $82.2 million of gross purchase consideration ($79.9 million, net of cash), subject to final closing statement balances. As part of the Nuclear & Safety segment, Certrec will expand our offerings in the nuclear power market and complement our digital portfolio. The total business enterprise value acquired for the Certrec acquisition was comprised of $29.9 million of intangible assets related to technology, trade name, and customer list, $54.6 million of goodwill, and $2.3 million of cash, offset by $4.6 million of net liabilities mainly related to deferred revenue.

The estimated fair values of all assets acquired and liabilities assumed in the acquisition are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date, including but not limited to, deferred revenue balances and the valuation of tax accounts.

Transaction costs related to Certrec were not material for the three and nine months ended September 30, 2025. The comparable prior period results of operations of Certrec are not material to the unaudited condensed consolidated financial statements, and, as such, supplemental pro forma financial information is not presented.

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

Biodex Rehabilitation Sale to Salona Global

In the fourth quarter of the year ended December 31, 2022, the Biodex Rehabilitation (“Rehab”) business was deemed as held for sale. On April 3, 2023, the Company closed the sale of Rehab to Salona Global Medical Device Corporation (“Salona”) for $1.0 million in cash at closing and an additional $7.0 million in deferred cash payments through January 1, 2024. Subsequent to the closing and during the nine months ended September 30, 2023, a significant negative event occurred which impacted the Company’s ability to collect the remaining $7.0 million of cash payments. Salona disclosed substantial doubt existed as to its ability to continue as a going concern. The Company applied ASC 450 Contingencies to determine the loss on the business disposal since remaining payments are contingent upon Salona’s financial situation. Management determined it was not probable that the $7.0 million of cash payments would be collected and recorded a loss on sale of business of $6.2 million in the unaudited Consolidated Statement of Operations during the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, the Company received an additional $1.2 million from Salona, which has been reflected as a gain on business disposal in the unaudited Condensed Consolidated Statements of Operations.
3. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	September 30, 2025	December 31, 2024
Costs incurred on contracts (from inception to completion)	$373.7	$409.3
Estimated earnings	235.6	253.1
Contracts in progress	609.3	662.4
Less: billings to date	(527.0)	(607.0)
	$82.3	$55.4

The carrying amounts related to uncompleted construction-type contracts are included in the accompanying unaudited Condensed Consolidated Balance Sheets under the following captions (in millions):

	September 30, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$98.9	$67.0
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	10.5	20.2
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(26.6)	(31.0)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(0.5)	(0.8)
	$82.3	$55.4
(1) Included in other assets within the unaudited Condensed Consolidated Balance Sheets.
(2) Included in deferred contract revenue – current within the unaudited Condensed Consolidated Balance Sheets.
(3) Included in other liabilities within the unaudited Condensed Consolidated Balance Sheets.
For the three and nine months ended September 30, 2025, the Company has recognized revenue of $3.2 million and $23.1 million related to the contract liabilities balance as of December 31, 2024, respectively.
4. Inventories
The components of inventories consist of the following (in millions):

	September 30, 2025	December 31, 2024
Raw materials	$71.8	$63.6
Work in progress	33.3	31.7
Finished goods	40.9	37.9
	$146.0	$133.2

5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	September 30, 2025	December 31, 2024
Land, buildings, and leasehold improvements	3 - 39 years	$55.6	$52.2
Machinery and equipment	5 - 15 years	65.7	58.5
Badges	3 - 5 years	51.5	50.3
Furniture, fixtures, computer equipment and other	3 - 10 years	26.3	24.2
Software development costs	3 - 5 years	39.7	30.5
Construction in progress (1)	—	17.8	11.8
		256.6	227.5
Less: accumulated depreciation		(103.3)	(81.2)
		$153.3	$146.3
(1) Includes $4.3 million and $5.0 million of Construction in progress for internally developed software as of September 30, 2025, and December 31, 2024, respectively.

Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Depreciation expense in:
Cost of revenues	$6.4	$6.1	$17.8	$16.9
Operating expenses	$2.8	$2.3	$8.3	$6.2

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2025	December 31, 2024
Compensation and related benefit costs	$41.7	$44.7
Customer deposits	14.7	14.3
Accrued commissions	1.7	0.5
Accrued warranty costs	5.8	5.5
Non-income taxes payable	10.5	10.9
Pension and other post-retirement obligations	1.3	0.7
Income taxes payable	2.8	7.1
Restructuring	0.9	0.2
Other accrued expenses	16.7	15.5
Total	$96.1	$99.4
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
No goodwill impairment was recognized for the three and nine months ended September 30, 2025 and September 30, 2024, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of September 30, 2025 and December 31, 2024 (in millions):

	Medical	Nuclear & Safety	Consolidated
Balance—December 31, 2024	$634.0	$792.2	$1,426.2
Certrec business combination	—	54.6	54.6
Translation adjustment	—	44.8	44.8
Balance—September 30, 2025	$634.0	$891.6	$1,525.6
A portion of goodwill is deductible for income tax purposes.
Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	September 30, 2025		December 31, 2024
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,737.4	$(211.8)	$1,638.0	$(211.8)
Intangible Assets
Intangible assets consist of our developed technology, customer relationships, backlog, trade names, and non-compete agreements at the time of acquisition through business combinations. The customer relationships definite lived intangible assets are amortized either using the double declining balance method or on a straight-line basis, while all other definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (dollars in millions):

		September 30, 2025
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$352.9	$(228.9)	$124.0
Distributor relationships	7 - 13	61.1	(28.7)	32.4
Developed technology	5 - 16	292.4	(130.3)	162.1
Trade names	3 - 10	103.0	(40.4)	62.6
Remaining performance obligations and other	1 - 4	26.3	(25.9)	0.3
Total		$835.7	$(454.2)	$381.4

		December 31, 2024
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$335.6	$(190.9)	$144.7
Distributor relationships	7 - 13	60.8	(23.2)	37.6
Developed technology	5 - 16	258.7	(100.2)	158.5
Trade names	3 - 10	97.8	(31.5)	66.3
Remaining performance obligations and other	1 - 4	23.3	(18.8)	4.5
Total		$776.2	$(364.6)	$411.6

Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Amortization expense for intangible assets in:
Cost of revenues	$6.9	$6.8	$20.6	$20.4
Operating expenses	$18.8	$23.3	$55.7	$72.2
Estimated future amortization of intangible assets is as follows (in millions):

Remainder of 2025	$24.3
Year ending December 31:
2026	90.3
2027	75.5
2028	58.3
2029	46.4
Thereafter	86.6
Total	$381.4
8. Borrowings
Debt (excluding convertible debt) consists of the following (in millions):

	September 30, 2025	December 31, 2024
2021 Credit Agreement	$450.0	$694.6
Other	1.6	2.8
Total debt	451.6	697.4
Less: debt, current	(1.6)	(1.2)
Less: deferred financing costs	(6.8)	(11.0)
Debt, non-current	$443.2	$685.2

As of September 30, 2025 and December 31, 2024, the fair market value of the Company’s 2021 Credit Agreement (defined below) was $450.0 million and $696.3 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining debt approximates the respective carrying amounts as of September 30, 2025 and December 31, 2024.
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
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on September 30, 2025 and December 31, 2024.

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

On June 5, 2025, the Company entered into Amendment No. 5 to the 2021 Credit Agreement (“Amendment No.5”). Under Amendment No.5, the Company utilized funds from the private offering of Convertible Senior Notes due 2030 completed on May 23, 2025 (see Note 9, Convertible Debt) to repay $244.6 million in outstanding principal and $8.3 million in accrued interest as well as to extend the maturity date of the term loan to June 5, 2032 (collectively the “June 2025 Refinancing”). The June 2025 Refinancing was accounted for as a partial extinguishment and partial modification of the term loan debt. The Company accounted for $244.6 million of the term loan principal as an extinguishment of debt; the remaining $450.0 million of principal was accounted for as a modification to the extent the principal holdings at the syndicated lender level remained unchanged. As a result, the Company recorded a loss on partial debt extinguishment of $5.8 million within the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 attributed to the derecognition of a proportionate amount of unamortized deferred financing costs. The Company made no other principal repayments during the nine months ended September 30, 2025, yielding an outstanding balance of $450.0 million as of September 30, 2025. The Company paid no principal payments for the year ended December 31, 2024, yielding an outstanding balance of approximately $694.6 million as of December 31, 2024. The interest rate was 6.55% and 6.85% as of September 30, 2025 and December 31, 2024, respectively.
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
The 2021 Credit Agreement requires the payment of a commitment fee of 0.25% per annum for unused commitments. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of September 30, 2025 and December 31, 2024. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $15.8 million and $17.9 million for the periods ended September 30, 2025 and December 31, 2024, respectively. The amount available on the revolver as of September 30, 2025 and December 31, 2024 was approximately $159.2 million and $72.1 million, respectively.
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

In connection with the June 5, 2025 closing of the refinanced Credit Facilities, the Company determined the change would be accounted for prospectively as a partial debt extinguishment in accordance with ASC 470-50, Debt—Modifications and Extinguishments. As a result, the Company expensed $5.0 million of the remaining deferred financing costs associated with the debt prior to the June 2025 Refinancing of the Credit Facilities and a portion of the arrangement fees for the new debt of $0.8 million as a loss on partial debt extinguishment within the unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2025. The remaining arrangement fees for the new debt of $2.1 million were capitalized as debt issuance fees, and the remaining transaction costs of $1.1 million were allocated consistently with ASC 470-50, with $0.8 million expensed as incurred and the remaining $0.3 million capitalized as debt issuance fees. Prior to the June 2025 Refinancing, there was approximately $9.6 million of deferred issuance fees remaining to be amortized. As a result of Amendment No.5, the partial extinguishment and modification resulted in a net reduction in deferred issuance fees of $2.6 million with a new balance of $7.0 million in debt issuance fees capitalized to be amortized over the life of the remaining debt.
For the three months ended September 30, 2025 and 2024, we incurred approximately $0.9 million and $0.7 million, of amortization expense of the deferred financing costs, respectively, and for the nine months ended September 30, 2025 and 2024, we incurred approximately $8.5 million (including a $5.8 million loss on partial debt extinguishment for the $244.6 million early debt repayment) and $2.3 million of amortization expense of the deferred financing costs, respectively.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of September 30, 2025 and December 31, 2024, there were no outstanding amounts under these arrangements.
Accounts Receivable Sales Agreement
We are party to agreements to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution and an unaffiliated Finnish financial institution without recourse. Under these agreements, the Company can sell up to €10.0 million ($11.7 million) and €12.5 million ($13.0 million) as of September 30, 2025 and December 31, 2024, respectively, of eligible accounts receivables. The accounts receivable under these agreements are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of September 30, 2025 and December 31, 2024, there was $0.0 million and $0.2 million, respectively, outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for all periods presented and are included in selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €73.5 million ($84.9 million) and €72.6 million ($75.4 million), as of September 30, 2025 and December 31, 2024, respectively, subject to certain local restrictions. As of September 30, 2025 and December 31, 2024, there were €37.6 million ($44.0 million) and €56.0 million ($58.2 million), respectively, of the lines that had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $0.4 million for both periods ending September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025, contractual principal payments of total borrowings are as follows (in millions):

Remainder of 2025	$—
Year ending December 31:
2026	1.6
2027	—
2028	—
2029	—
Thereafter	450.0
Gross Payments	451.6
Unamortized debt issuance costs	(6.8)
Total borrowings, net of debt issuance costs	$444.8

9. Convertible Debt
Convertible debt consists of the following (in millions):

	September 30, 2025	December 31, 2024
2030 notes	$400.0	$—
2031 notes	375.0	—
Total convertible debt	775.0	—
Less: deferred financing costs	(21.4)	—
Convertible debt	$753.6	$—
Convertible Senior Notes due 2030
On May 23, 2025, the Company completed a private offering of $400.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2030, including the initial purchasers’ exercise in full of their option to purchase additional Notes (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated May 23, 2025 (the “May Indenture”). The May Indenture includes customary covenants and sets forth certain events of default after which the 2030 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the outstanding principal and accrued interest of the 2030 Notes becomes automatically due and payable.

The 2030 Notes will mature on June 1, 2030, unless earlier converted, redeemed or repurchased. The 2030 Notes will bear interest from May 23, 2025 at a rate of 0.25% per year payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2025. The 2030 Notes will be convertible at the option of the holders in certain circumstances discussed below. The 2030 Notes will be convertible into cash, shares of Mirion’s Class A common stock or a combination of cash and shares of Mirion’s Class A common stock, at the Company’s election.

The initial conversion rate is 43.2751 shares of Mirion’s Class A common stock per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $23.11 per share of Mirion's Class A common stock. The initial conversion price of the 2030 Notes represents a conversion premium of 32.5% to the last reported sale price of Mirion’s Class A common stock of $17.44 per share on May 20, 2025. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the May Indenture.
The Company may not redeem the 2030 Notes prior to June 6, 2028. The Company may redeem for cash 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest or any portion of the 2030 Notes, at its option, on or after June 6, 2028, but only if a certain liquidity condition has been satisfied and the last reported sale price of Mirion's Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. If the Company redeems less than all of the outstanding 2030 Notes, at least $100.0 million aggregate principal amount of the 2030 Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice.
The 2030 Notes are convertible on or after March 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, but can only be early exercised under the following circumstances:
•During any calendar quarter after September 30, 2025 (and only during such calendar quarter) if the closing price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on and including the last trading day of the preceding calendar quarter is more than 130% of the then applicable conversion price for the 2030 Notes per share of common stock.
•During the five business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2030 Notes, as determined following a request by a holder of 2030 Notes, for each day of that period was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate.
•If the Company calls any or all of the 2030 Notes for redemption, holders may convert all or any portion of their 2030 Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2030 Notes are not otherwise convertible at such time.
•If specified distributions to holders of our common stock are made or specified corporate events occur.
If the Company undergoes a fundamental change at any point, as defined in the May Indenture, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2030 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for holders who elect to convert their 2030 Notes in connection with such a corporate event. The conditions allowing holders of the 2030 Notes to convert were not met during the three and nine months ended September 30, 2025.
Convertible Senior Notes due 2031
On September 30, 2025, concurrently with an offering of Mirion's Class A common stock, the Company completed a private offering of $375.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2031, including the initial purchasers’ exercise in full of their option to purchase additional Notes (the “2031 Notes”). The Company's intent is to use the net proceeds from these transactions to consummate a planned purchase of all of the outstanding membership interests of WCI-Gigawatt Intermediate Holdco, LLC, as the indirect parent of Paragon Energy Solutions, LLC, for approximately $585.0 million pursuant to the equity purchase agreement signed September 24, 2025. Closing is subject to regulatory approvals.
The 2031 Notes were issued pursuant to an indenture, dated September 30, 2025 (the “September Indenture”). The September Indenture includes customary covenants and sets forth certain events of default after which the 2031 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the outstanding principal and any unpaid special interest of the 2031 Notes becomes automatically due and payable.

The 2031 Notes will mature on October 1, 2031, unless earlier converted, redeemed or repurchased. The 2031 Notes will not bear regular interest, and the principal amount of the 2031 Notes will not accrete. Special interest will accrue on the 2031 Notes in the circumstances at the rates set forth within the September Indenture. The 2031 Notes will be convertible at the option of the holders in certain circumstances discussed below. The 2031 Notes will be convertible into cash, shares of Mirion’s Class A common stock or a combination of cash and shares of Mirion’s Class A common stock, at the Company’s election.

The initial conversion rate is 34.6951 shares of Mirion’s Class A common stock per $1,000 principal amount of 2031 Notes, which is equivalent to an initial conversion price of approximately $28.82 per share of Mirion's Class A common stock. The initial conversion price of the 2031 Notes represents a conversion premium of 35.0% to the related public offering price per share of Mirion Class A common stock of $21.35 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the September Indenture.
The Company may not redeem the 2031 Notes prior to October 5, 2028. The Company may redeem for cash 100% of the principal amount of the 2031 Notes being redeemed plus any unpaid special interest or any portion of the 2031 Notes, at its option, on or after October 5, 2028, but only if a certain liquidity condition has been satisfied and the last reported sale price of Mirion's Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. If the Company redeems less than all of the outstanding 2031 Notes, at least $100.0 aggregate principal amount of the 2031 Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice.
The 2031 Notes are convertible on or after July 1, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date, but can only be early exercised under the following circumstances:
•During any calendar quarter after December 31, 2025 (and only during such calendar quarter) if the closing price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on and including the last trading day of the preceding calendar quarter is more than 130% of the then applicable conversion price for the 2031 Notes per share of common stock.
•During the five business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2031 Notes, as determined following a request by a holder of 2031 Notes, for each day of that period was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate.
•If the Company calls any or all of the 2031 Notes for redemption, holders may convert all or any portion of their 2031 Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2031 Notes are not otherwise convertible at such time.
•If specified distributions to holders of our common stock are made or specified corporate events occur.
If the Company undergoes a fundamental change at any point, as defined in the September Indenture, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2031 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased plus any unpaid special interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for holders who elect to convert their 2031 Notes in connection with such a corporate event. The conditions allowing holders of the 2031 Notes to convert were not met during the three and nine months ended September 30, 2025.
Interest and Maturity

As of September 30, 2025, the 2030 Notes and 2031 Notes are classified as long-term liabilities, net of issuance costs of $12.4 million and $9.8 million, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2025, the net carrying amount of the 2030 Notes and 2031 Notes approximates fair value. As the 2030 Notes and 2031 Notes were not issued at a premium, no portion of the proceeds from the issuance of the 2030 Notes and 2031 Notes met the requirements to be accounted for separately as a component of stockholders’ equity. The 2030 Notes and 2031 Notes were issued at par, and costs associated with the issuance of the 2030 Notes and 2031 Notes are amortized to interest expense over the contractual term of the respective Notes. Interest expense (including amortization of deferred issuance costs) recognized related to the 2030 Notes for the three and nine months ended September 30, 2025 was $0.9 million and $1.3 million, respectively. No special interest or amortization of deferred financing costs was recorded for the 2031 Notes during the three and nine months ended September 30, 2025. As of September 30, 2025, the effective interest rate of the 2030 Notes is 0.88%.

At September 30, 2025, future maturities of the 2030 and 2031 Notes are as follows (in millions):

Remainder of 2025	$—
Year ending December 31:
2026	—
2027	—
2028	—
2029	—
Thereafter	775.0
$775.0
Capped Call Transactions
In May 2025, subsequent to the pricing of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “May Capped Call Transactions”). The May Capped Call Transactions initially cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the 2030 Notes, the number of shares of Mirion’s Class A common stock that underlie the 2030 Notes for the purpose of limiting the potentially dilutive impacts of the 2030 Notes. The cap price of the May Capped Call Transactions is initially $34.88 per share, which represents a premium of 100% over the last reported sale price of Mirion’s Class A common stock of $17.44 per share on May 20, 2025, and is subject to certain adjustments under the terms of the May Capped Call Transactions. The initial strike price of the May Capped Call Transactions is equal to the initial conversion price of the 2030 Notes. The default settlement method is net share settlement; however, the Company may elect to settle the May Capped Call Transactions in cash. The Company used $44.6 million of the proceeds from the offering of 2030 Notes to pay the cost of the May Capped Call Transactions.
In September 2025, in connection with the pricing of the 2031 Notes, the Company entered into privately negotiated capped call transactions (the "September Capped Call Transactions"). The September Capped Call Transactions initially cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the 2031 Notes, the number of shares of Mirion's Class A common stock that underlie the 2031 Notes for the purpose of limiting the potentially dilutive impacts of the 2031 Notes. The cap price of the September Capped Call Transactions is initially $42.70 per share, which represents a premium of 100% over the related public offering price per share of Mirion Class A common stock of $21.35, and is subject to certain adjustments under the terms of the September Capped Call Transactions. The initial strike price of the September Capped Call Transactions is equal to the initial conversion price of the 2031 Notes. The default settlement method is net share settlement; however, the Company may elect to settle the September Capped Call Transactions in cash. The Company used $38.0 million of the proceeds from the offering of the 2031 Notes to pay the cost of the September Capped Call Transactions.

The Company evaluated the May and September Capped Call Transactions and determined that they should be accounted as separate transactions from the 2030 Notes and 2031 Notes, respectively. The costs of $44.6 million to purchase the May Capped Call Transactions and $38.0 million to purchase the September Capped Call Transactions were recorded as a reduction to additional paid-in capital in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025, since they are indexed to the Company’s stock and met the criteria to be classified in stockholders' equity in accordance with ASC 815-40, Contracts in Entity's Own Equity.
Share Repurchases
Concurrently with the pricing of the 2030 Notes, the Company entered into privately negotiated transactions to use $31.0 million of the net proceeds from the offering of the 2030 Notes to repurchase shares of Mirion’s Class A common stock. The Company repurchased shares of Class A common stock sold short by investors in the offering of the 2030 Notes at a purchase price per share equal to the last reported sale price of Mirion’s Class A common stock of $17.44 per share on May 20, 2025. Such repurchases of shares of Mirion’s Class A common stock are separate from, and in addition to, repurchases under the Company’s existing stock repurchase program.

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

The table below presents the locations of the operating lease assets and liabilities in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively (in millions):

	Balance Sheet Line Item	September 30, 2025	December 31, 2024
Operating lease assets	Operating lease right-of-use assets	$32.1	$30.3

Operating lease liabilities:
Current operating lease liabilities	Operating lease liability, current	$7.2	$6.4
Non-current operating lease liabilities	Operating lease liability, non-current	27.2	27.1
Total operating lease liabilities:		$34.4	$33.5

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2025 and December 31, 2024, respectively, are:

	September 30, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term (in years)	5.7	6.1
Weighted average discount rate	5.21%	4.96%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 (in millions):

Year ending December 31:
2025	$2.2
2026	8.5
2027	7.7
2028	6.2
2029	4.9
Thereafter	10.2
Total undiscounted future minimum lease payments	39.7
Less: Imputed interest	(5.3)
Total operating lease liabilities	$34.4

For the three and nine months ended September 30, 2025, operating lease costs (as defined under ASU 2016-02) were $2.6 million and $6.8 million, respectively, and for the three and nine months ended September 30, 2024 operating lease costs were $5.0 million and $10.2 million respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the unaudited Condensed Consolidated Statements of Operations. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Cash paid for amounts included in the measurement of operating lease liabilities was $7.0 million for the nine months ended September 30, 2025 and $6.8 million for nine months ended September 30, 2024 and these amounts are included in operating activities in the unaudited Condensed Consolidated Statements of Cash Flows. Operating lease assets obtained in exchange for new operating lease liabilities were $1.9 million and $4.4 million for the three and nine months ended September 30, 2025, respectively, and $1.9 million and $4.4 million for the three and nine months ended September 30, 2024.
11. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of September 30, 2025, unconditional purchase obligations were as follows (in millions):

Year ending December 31:
2025	$45.4
2026	28.0
2027	2.1
2028	1.8
Thereafter	0.4
Total	$77.7
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

In April 2023, one of our Russian customers made a claim against the Company, including liquidated damages for certain delays under the terms of an active project, in the amount of $19.3 million, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties), subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars). In November 2024, the Company reached an agreement to modify the underlying contract and the claim was rescinded by the customer. The modification was accounted for under ASC 606 Revenue Recognition which resulted in an immaterial impact to the Consolidated Statement of Operations for the fiscal year ended December 31, 2024. The agreement will be fully executed once performance guarantees (consistent with our normal business practices) are obtained, which have been delayed due to the current Russian sanctions.

In June 2023, the same Russian customer made a demand against the Company for the return of all payments received by the Company ($10.2 million) related to a Finland nuclear power plant project cancelled in May 2022. In September 2024, the Company entered into a settlement agreement with the customer agreeing to refund €4.4 million to the customer, which was paid in June 2025.

12. Income Taxes
The effective income tax rate was (158.3)% and (25.0)% for the three and nine months ended September 30, 2025, respectively, and (7.7)% and (5.8)% for the three and nine months ended September 30, 2024, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the favorable impact of the "One Big Beautiful Bill Act" on valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) and many countries have incorporated Pillar Two model rule concepts into their domestic laws. Pillar Two legislation is effective for the Company for the year ended December 31, 2025. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. For the three and nine months ended September 30, 2025, the impact of Pillar Two on our consolidated financial statements was not material.
On July 4, 2025, the "One Big Beautiful Bill Act" was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The effects of the new law are reflected in the consolidated financial statements for the three and nine months ended September 30, 2025.
13. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash Paid For:
Cash paid for interest	$30.1	$42.7
Cash paid for income taxes	$21.1	$18.6
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accrued expense and other liabilities	$0.9	$0.6
Property, plant, and equipment purchases in accounts payable	$0.4	$0.6
Public warrants exercises and private warrants exchange (Note 1)	$—	$60.6
Convertible debt issuance costs in accrued expense and other liabilities	$0.4	$—
Common stock issuance costs in accrued expense and other liabilities	$0.5	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows (in millions).

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$933.2	$175.2
Restricted cash—current	0.3	0.3
Restricted cash—non-current	0.1	0.1
Total cash, cash equivalents, and restricted cash	$933.6	$175.6
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
The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended September 30, 2025, the Company granted 217,539 RSUs and 1,219 PSUs to certain employees. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) or five (5) years with equal annual installments vesting on the anniversary of the grant date. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards. The PSUs granted during the three months ended September 30, 2025 vest over a three-year performance period beginning on January 1 of the grant year and are subject to service and performance/market vesting conditions. The number of PSUs to be earned is determined based upon attainment of certain performance goals over the course of the performance period. PSUs are considered variable in that compensation could range from zero to 200% of the award agreement's target contingent on the performance level attained. Fifty percent (50%) of the PSU awards shall vest based on a performance condition determined by the Company's adjusted EBITDA with interpolated achievement levels. The remaining 50% of the PSU awards shall vest based on a performance condition determined by the Company’s cumulative adjusted free cash flow ("adjusted cash flow") with interpolated achievement levels. If certain minimum performance levels are not attained in the performance period, none of the PSUs will become vested. The overall payout result per the performance conditions shall be adjusted based on a market condition modifier (+/- 25% for 2025 grants) determined by the Company's relative total shareholder return (TSR) during the respective performance period, measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index.

During the three months ended September 30, 2024, the Company granted 17,253 RSUs and 5,218 PSUs to certain employees. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) years with equal annual installments vesting on the anniversary of the grant date. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards. The PSUs are subject to service, performance, and market vesting conditions and allow a maximum issuance of shares of our Class A common stock of up to 200% of the granted PSUs based on the Company meeting certain established thresholds. The recipient will generally forfeit all of the awards if the recipient is no longer providing services to the Company before the end of the performance measurement period on December 31, 2026. Fifty percent (50%) of the PSU awards shall vest based on performance conditions determined by the Company's adjusted EBITDA as measured from January 1, 2026 to December 31, 2026 with interpolated achievement levels of (i) 0% if the adjusted EBITDA is less than $250.0 million, (ii) between 50% and 100% if the adjusted EBITDA is at least $250.0 million and up to $265.0 million and (iii) between 100% and 200% if the adjusted EBITDA is at least $265.0 million and up to $280.0 million. The remaining fifty percent (50%) of the PSU awards shall vest based on performance conditions determined by the Company's cumulative Management adjusted free cash flow ("adjusted cash flow") as measured from January 1, 2024 to December 31, 2026 with interpolated achievement levels of (i) 0% if the adjusted cash flow is less than $525.0 million, (ii) between 50% and 100% if the adjusted cash flow is at least $525.0 million and up to $575.0 million and (iii) between 100% and 200% if the adjusted cash flow is at least $575.0 million and up to $625.0 million. The overall payout result per the performance conditions shall be adjusted based on a market condition modifier determined by the Company's relative total shareholder return (TSR) during the performance period of January 1, 2024 to December 31, 2026, measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index with achievement levels of: (i) -10% if the TSR percentile is below the 30th percentile level, (ii) 0 if the TSR percentile is at least at the 30th percentile level and up to the 55th percentile level and (iii) 10% if the TSR percentile is at least at the 56th percentile level and up to the 80th percentile level (or above the 80th percentile level with 10% being the maximum). The total payout is capped at 200% of the granted PSUs.

During the three and nine months ended September 30, 2025, $4.4 million and $11.1 million of stock-based compensation expense was recorded, of which $0.3 million and $0.8 million, respectively, was related to non-employee directors. During the three and nine months ended September 30, 2024, $3.0 million and $8.7 million of stock-based compensation expense was recorded, of which $0.2 million and $0.6 million, respectively, was related to non-employee directors.
Board of Director Payments in Stock
During the three and nine months ended September 30, 2025, certain members of the Company’s Directors elected to receive their quarterly retainer fees in the form of shares of Class A common stock. As such, the Company recorded related stock-based compensation expense for $0.0 million and $0.1 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded related stock-based compensation expense for $0.1 million and $0.3 million, respectively, for the director payments in lieu of cash.

Profits Interests
On June 17, 2021 the Sponsor issued 4,200,000 Profits Interests to Lawrence Kingsley, then the Chairman of the Board of Directors of the Company, 3,200,000 Profits Interests to Thomas Logan, the Chief Executive Officer of Mirion, and 700,000 Profits Interests to Brian Schopfer, the Chief Financial Officer of Mirion. The Profits Interests were intended to be treated as profits interests for U.S. income tax purposes, pursuant to which Messrs. Logan, Schopfer and Kingsley had an indirect interest in the founder shares held by the Sponsor; see Note 15, Related-Party Transactions, for further details. The Profits Interests vested in full and therefore all related expenses were completed at the end of fiscal year 2024. During the three and nine months ended September 30, 2024, $1.1 million and $2.9 million, respectively, of stock-based compensation expense was recorded, and no new profit interests were issued.
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

During the nine months ended September 30, 2024, the private placement warrants were exchanged for shares of the Company’s Class A common stock. See Note 1, Nature of Business and Summary of Significant Accounting Policies, for further details.

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

	Three Months Ended September 30, 2025
	Medical	Nuclear & Safety	Total

Revenues	$78.5	$144.6	$223.1
Less:
Adjusted cost of revenues (1)	27.8	77.0	104.8
Other segment items (2)	40.0	46.3	86.3
Segment income from operations	$10.7	$21.3	$32.0
Other loss (3)			(24.6)
Income from operations			7.4
Less other expense (income):
Interest expense			8.9
Interest income			(2.2)
Loss on debt extinguishment			—
Foreign currency gain, net			(0.6)
Other income (loss), net			0.1
Consolidated income before income taxes			$1.2

	Three Months Ended September 30, 2024
	Medical	Nuclear & Safety	Total

Revenues	$74.1	$132.7	$206.8
Less:
Adjusted cost of revenues (1)	26.9	72.2	99.1
Other segment items (2)	43.2	45.8	89.0
Segment income from operations	$4.0	$14.7	$18.7
Other loss (3)			(20.3)
Income from operations			(1.6)
Less other expense (income):
Interest expense			14.1
Interest income			(1.4)
Foreign currency gain, net			(0.9)
Decrease in fair value warrant liabilities			—
Other income (loss), net			(0.4)
Consolidated loss before income taxes			$(13.0)

	Nine Months Ended September 30, 2025
	Medical	Nuclear & Safety	Total

Revenues	$228.3	$419.7	$648.0
Less:
Adjusted cost of revenues (1)	81.9	224.0	305.9
Other segment items (2)	118.1	133.7	251.8
Segment income from operations	$28.3	$62.0	$90.3
Other loss (3)			(64.3)
Income from operations			26.0
Less other expense (income):
Interest expense			33.2
Interest income			(6.1)
Loss on debt extinguishment			5.8
Foreign currency gain, net			(16.9)
Other income (loss), net			0.4
Consolidated income before income taxes			$9.6

	Nine Months Ended September 30, 2024
	Medical	Nuclear & Safety	Total

Revenues	$214.1	$392.4	$606.5
Less:
Adjusted cost of revenues (1)	78.6	210.9	289.5
Other segment items (2)	125.1	135.7	260.8
Segment income from operations	$10.4	$45.8	$56.2
Other loss (3)			(60.4)
Loss from operations			(4.2)
Less other expense (income):
Interest expense			44.7
Interest income			(5.1)
Foreign currency loss, net			0.2
Increase in fair value warrant liabilities			5.3
Other income, net			0.3
Consolidated loss before income taxes			$(49.6)
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

The following table summarizes capital expenditures and depreciation and amortization for each reportable segment (in millions).

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Capital expenditures
Medical	$5.5	$7.1	$14.0	$22.3
Nuclear & Safety	5.0	3.6	13.3	11.2
Total operating and reportable segments	10.5	10.7	27.3	33.5
Corporate and other	0.8	0.7	2.0	1.4
Total capital expenditures	$11.3	$11.4	$29.3	$34.9
Depreciation and amortization
Medical	$16.6	$18.6	$49.3	$55.7
Nuclear & Safety	18.1	19.8	52.3	59.7
Total operating and reportable segments	34.7	38.4	101.6	115.4
Corporate and other	0.2	0.2	0.8	0.4
Total depreciation and amortization	$34.9	$38.6	$102.4	$115.8
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

	Revenues
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
North America
Medical	$69.8	$67.7	$204.6	$194.3
Nuclear & Safety	74.4	70.9	209.3	192.1
Total North America	144.2	138.6	413.9	386.4
Europe
Medical	8.7	6.5	23.7	19.8
Nuclear & Safety	67.0	58.8	199.2	190.3
Total Europe	75.7	65.3	222.9	210.1
Asia Pacific
Medical	—	—	—	—
Nuclear & Safety	3.2	2.9	11.2	10.0
Total Asia Pacific	3.2	2.9	11.2	10.0
Total Revenues	$223.1	$206.8	$648.0	$606.5

The following details revenues by product for each segment (in millions). The Company updated the categorization of its products to better align with the markets driving demand. The revenues by product information has been recast for all prior periods presented.

	Revenues
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Medical segment:
Cancer care	$62.0	$57.1	$173.1	$162.1
Other	16.5	17.0	55.2	52.0
Nuclear & Safety segment:
Nuclear	81.8	71.3	248.1	218.8
Labs and research	34.0	35.4	88.2	95.1
Other	28.8	26.0	83.4	78.5
Total Revenues	$223.1	$206.8	$648.0	$606.5
The following details revenues by timing of recognition (in millions):

	Revenues
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Point in time	$157.1	$149.5	$439.4	$427.0
Over time	66.0	57.3	208.6	179.5
Total revenues	$223.1	$206.8	$648.0	$606.5

The following details property, plant, and equipment, net, by geography (in millions):

	Property, Plant, and Equipment, Net
	September 30, 2025	December 31, 2024
North America	$92.2	$91.5
Europe	61.0	54.7
Asia Pacific	0.1	0.1
Total	$153.3	$146.3
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
Level 3 – Inputs are unobservable and require significant management judgment or estimation.
The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$933.6	$—	$—
Discretionary retirement plan	$5.2	$1.0	$—
Accrued interest receivable on cross-currency swaps	$—	$0.1	$—
Interest rate swap (Note 18)	$—	$—	$—
Liabilities
Discretionary retirement plan	$5.2	$1.0	$—
Cross-currency rate swaps (Note 18)	$—	$39.4	$—
Interest rate swap (Note 18)	$—	$0.1	$—

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash	$175.6	$—	$—
Discretionary retirement plan	$4.6	$1.0	$—
Accrued interest receivable on cross-currency swaps	$—	$0.1	$—
Interest rate swap (Note 18)	$—	$0.3	$—
Liabilities
Discretionary retirement plan	$4.6	$1.0	$—
Cross-currency rate swaps (Note 18)	$—	$8.1	$—
Interest rate swap (Note 18)	$—	$—	$—

18. Derivatives and Hedging

The Company’s policy requires derivatives to be used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EUR and USD. As such, the Company entered into cross-currency rate swaps during the year ended December 31, 2022, to manage currency risks related to our investments in foreign operations. During the year ended December 2024, the Company extended a cross-currency rate swap derivative by one-year (notional amount of 123.2 million euros). The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) during the nine months ended September 30, 2023, as well as an additional interest rate swap (notional amount of $100.0 million) during the nine months ended September 30, 2025 to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments (collectively, the “interest rate swaps”).
All derivative instruments are carried at fair value in the unaudited Condensed Consolidated Balance Sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets:
Accrued interest receivable on interest rate swaps	Prepaid expenses and other currents assets	$0.1	$—
Accrued interest receivable on cross-currency rate swaps	Prepaid expenses and other currents assets	0.1	0.1
Interest rate swaps	Other non-current assets	0.2	0.3
Total assets		$0.4	$0.4
Liabilities:
Interest rate swaps	Other current liabilities	$0.1	$—
Cross-currency rate swap	Derivative liabilities, current	39.4	3.4
Cross-currency rate swap	Other non-current liabilities	—	4.7
Total liabilities		$39.5	$8.1
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

During both the three and nine months ended September 30, 2025 the interest rate swaps resulted in losses of $0.2 million recognized in other comprehensive income (“OCI”). Gains of $0.1 million and $0.3 million in income were recognized through interest expense and reclassified from OCI during the same period. During the three and nine months ended September 30, 2024, the interest rate swaps resulted in losses of $1.4 million and $0.5 million recognized in OCI. Gains of $0.3 million and $0.9 million in income were recognized through interest expense and reclassified from OCI during the same period. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified as financing activities in the unaudited Condensed Consolidated Statements of Cash Flows. In addition, the Company did not have any ineffectiveness related to the interest rate swaps during the three and nine months ended September 30, 2025.

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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		(Loss) Gain Recognized in AOCL
	As of		Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	September 30, 2025	December 31, 2024
Cross-currency rate swaps	€238.8	€238.8	$0.5	$(9.7)	$(31.1)	$(1.8)
Total	€238.8	€238.8	$0.5	$(9.7)	$(31.1)	$(1.8)
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
The Company did not reclassify any gains or losses related to net investment hedges from AOCL into earnings during the three and nine months ended September 30, 2025 and September 30, 2024, respectively. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 30, 2025 and 2024. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified as investing activities in the unaudited Condensed Consolidated Statements of Cash Flows.

19. Earnings (Loss) Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per common share is as follows (in millions, except per share amounts):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net earnings (loss) attributable to Mirion Technologies, Inc. shareholders	$2.9	$(13.6)	$11.5	$(51.1)

Weighted average common shares outstanding — basic	224.583	206.676	225.084	202.881
Effect of potentially dilutive securities — stock-based awards	0.758	—	0.844	—
Effect of potentially dilutive securities —convertible debt	30.321	—	30.321	—
Weighted average common shares outstanding — diluted	255.662	206.676	256.249	202.881

Net earnings (loss) per common share attributable to Mirion Technologies, Inc. — basic	$0.01	$(0.07)	$0.05	$(0.25)
Net earnings (loss) per common share attributable to Mirion Technologies, Inc. — diluted	$0.01	$(0.07)	$0.04	$(0.25)
Net earnings (loss) per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company incurred a net loss for the three and nine months ended September 30, 2024; therefore, none of the potentially dilutive common shares were included in the diluted share calculations for those periods as they would have been anti-dilutive. The weighted average number of potentially dilutive common shares related to employee stock-based awards excluded as anti-dilutive for the three and nine months ended September 30, 2025 were 0.123 million and 0.052 million, respectively. The weighted average number of potentially dilutive common shares related to employee stock-based awards excluded as anti-dilutive for the three and nine months ended September 30, 2024 were 2.826 million and 2.771 million, respectively.

The following classes of common stock were considered in the earnings (loss) per share calculation.

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

Warrants
During the nine months ended September 30, 2024, all Warrants were exercised, redeemed, or exchanged for shares of Mirion Class A common stock or cash. Any shares of Mirion Class A common stock received are included in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2025.

Founder Shares
18,750,000 founder shares were subject to vesting in three equal tranches, based on the volume-weighted average price of our Class A common stock being greater than or equal to $12.00, $14.00 and $16.00 per share for any 20 trading days in any 30 consecutive trading day period. During the fourth quarter of the year ended December 31, 2024, all of the founder shares met the required vesting conditions, and the Class A common shares were considered outstanding for purposes of our earnings per share calculations for the three and nine months ended September 30, 2025. Prior to the vesting, since the holders of the founder shares were not entitled to participate in earnings unless the vesting conditions were met, the founders shares were excluded from the calculation of our loss per share for the three and nine months ended September 30, 2024.

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

Convertible Notes
During the nine months ended September 30, 2025 the Company issued $400.0 million aggregate principal amount of Convertible Notes due 2030 (the "2030 Notes") and an additional $375.0 million aggregate principal amount of Convertible Notes due 2031 (the "2031 Notes"). The initial conversion rate of the 2030 Notes and 2031 Notes is 43.2751 shares and 34.6951 shares, respectively, of Mirion’s Class A common stock per $1,000 principal amount of Notes. We determine the potential dilutive impact of the outstanding Notes on EPS using the if-converted method, assuming the conversion of the Notes as of the earliest period reported or at the date of issuance, if later. The effect of the related Capped Call transactions would be anti-dilutive and, as such, is excluded.

20. Restructuring and Impairment
The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability, and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions, and the consolidation of facilities.

As of September 30, 2025, the Company expects no additional charges from restructuring actions in the next 12 months.
The Company’s restructuring expenses are comprised of the following (in millions):

	Three Months Ended September 30, 2025
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.4	$0.6	$1.0
Other(1)	—	—	—
Total	$0.4	$0.6	$1.0

	Nine Months Ended September 30, 2025
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.6	$0.8	$1.4
Other(1)	—	—	—
Total	$0.6	$0.8	$1.4

	Three Months Ended September 30, 2024
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$—	$0.3	$0.3
Other(1)	1.5	—	1.5
Total	$1.5	$0.3	$1.8

	Nine Months Ended September 30, 2024
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.5	$1.0	$1.5
Other(1)	1.5	1.7	3.2
Total	$2.0	$2.7	$4.7
(1) Includes facilities, inventory write-downs, plant and equipment write-downs, outside services, legal matters, and IT costs.

The following table summarizes restructuring expenses for each reportable segment (in millions):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Restructuring expenses:
Medical	$0.6	$1.8	$0.9	$4.2
Nuclear & Safety	0.4	—	0.5	0.5
Corporate and other	—	—	—	—
Total	$1.0	$1.8	$1.4	$4.7
The following table summarizes the changes in the Company’s accrued restructuring balance for severance and employee costs, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets (in millions):

Balance at December 31, 2024	$0.2
Restructuring charges (excluding impairment)	1.4
Payments	(0.7)
Adjustments	—
Balance at September 30, 2025	$0.9
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

At October 20, 2021, the Company owned 100% of the voting shares (Class A common stock) of IntermediateCo and approximately 96% of the non-voting shares (Class B common stock) of IntermediateCo. The Company recognized noncontrolling interests for the 8,560,540 shares, representing approximately 4% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company. After the conversions in the current quarter, the Company recognized noncontrolling interests for the 5,979,555 shares, representing the 2.4% of the non-voting Class B shares of IntermediateCo, that are not attributable to the Company. All conversions through September 30, 2025, have been non-cash and on a one-for-one basis for Class A common stock.

As of September 30, 2025, noncontrolling interests of $50.7 million were reflected in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

22. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	September 30, 2025	December 31, 2024
Cumulative foreign currency translation adjustment, net of tax	$(28.5)	$(93.6)
Unrealized gain on pension and postretirement benefit plans, net of tax	2.4	2.4
Unrealized loss on net investment hedges, net of tax	(33.7)	(5.8)
Unrealized gain on cash flow hedges, net of tax	—	0.2
Less: cumulative loss attributable to noncontrolling interests	(2.7)	(3.8)
Accumulated other comprehensive loss	$(57.1)	$(93.0)
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
•Our revenues were $223.1 million for the three months ended September 30, 2025 and $206.8 million for the three months ended September 30, 2024, of which 35.2% and 35.8% were generated in the Medical segment for the three months ended September 30, 2025 and 2024, respectively, and 64.8% and 64.2% were generated in the Nuclear & Safety segment for the three months ended September 30, 2025 and 2024, respectively.
•Our revenues were $648.0 million for the nine months ended September 30, 2025 and $606.5 million for the nine months ended September 30, 2024, of which 35.2% and 35.3% were generated in the Medical segment for the nine months ended September 30, 2025 and 2024, respectively, and 64.8% and 64.7% were generated in the Nuclear & Safety segment for the nine months ended September 30, 2025 and 2024, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders) was $808.0 million and $811.9 million as of September 30, 2025, and December 31, 2024, respectively.
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
•Geopolitical and Trade Conditions—Geopolitical and trade conditions, including related to matters affecting Russia, the relationship between the United States and China, and conflict in the Middle East have impacted and may continue to impact us, through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyberattacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects.
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
•Sanctions—There are, at any given time, a multitude of ongoing or threatened armed conflicts around the world. As one example, sanctions by the United States, the European Union, and other countries against Russian entities or individuals related to the Russia-Ukraine conflict, along with any Russian retaliatory measures could increase our costs, adversely affect our operations, or impact our ability to meet existing contractual obligations.
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
•Foreign remittance taxes have not been provided on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in operations. Changes in our intentions regarding reinvestment of such earnings could impact our income tax provision, cash taxes paid and effective tax rate; and
•The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) and many countries have incorporated Pillar Two model rule concepts into their domestic laws. Pillar Two legislation is effective for the Company for the year ended December 31, 2025. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. While we expect the impact to be immaterial, Pillar Two could impact our cash taxes paid and effective tax rate.

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

The following tables present a reconciliation of certain non-GAAP financial measures for the three and nine months ended September 30, 2025 and for the three and nine months ended September 30, 2024.

(In millions)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net income (loss)	$3.1	$(14.0)
Interest expense, net	6.7	12.7
Income tax expense	(1.9)	1.0
Amortization	25.7	30.1
EBITA	$33.6	$29.8
Depreciation	9.1	8.4
EBITDA	$42.7	$38.2
Stock-based compensation expense	4.4	4.3
Foreign currency (gain) loss, net	(0.6)	(0.9)
Non-operating expenses(1)(2)	5.9	4.1
Adjusted EBITDA	$52.4	$45.7
(1)Pre-tax non-operating expenses of $5.9 million for the three months ended September 30, 2025 include $3.9 million of mergers and acquisitions expenses; $1.0 million of restructuring and other related costs; $0.6 million of one-time consulting fees related to IT services sourcing excellence; and $0.3 million of consulting costs related to Nuclear & Safety segment enterprise resource planning software upgrades.
(2)Pre-tax non-operating expenses of $4.1 million for the three months ended September 30, 2024 include $1.8 million of restructuring costs (including related asset impairments); $0.9 million of costs to achieve integration and operational synergies, $0.7 million of costs to achieve information technology system integration and efficiency; and $0.7 million of mergers and acquisition expenses.

(In millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net income (loss)	$12.0	$(52.5)
Interest expense, net	27.1	39.6
Income tax expense	(2.4)	2.9
Amortization	76.3	92.6
EBITA	$113.0	$82.6
Depreciation	26.1	23.2
EBITDA	$139.1	$105.8
Stock-based compensation expense	11.2	11.9
Increase in fair value of warrant liabilities	—	5.3
Foreign currency (gain) loss, net	(16.9)	0.2
Loss on debt extinguishment and other related costs	6.3	—
Non-operating expenses(1)(2)	10.6	10.8
Adjusted EBITDA	$150.3	$134.0
(1)Pre-tax non-operating expenses of $10.6 million for the nine months ended September 30, 2025 include $4.2 million of mergers and acquisitions expenses; $2.9 million of restructuring and other related costs; $1.3 million of one-time consulting fees related to IT services sourcing excellence; $1.1 million of consulting costs related to Nuclear & Safety segment enterprise resource planning software upgrades; and $1.0 million of asset impairment charges of our equity investment (100% impairment).
(2)Pre-tax non-operating expenses of $10.8 million for the nine months ended September 30, 2024 include $4.7 million of restructuring costs (including related asset impairments); $3.6 million of costs to achieve integration and operational synergies; $1.9 million of costs to achieve information technology system integration and efficiency; and $1.8 million of mergers and acquisitions expenses; offset by $1.2 million gain on the disposal of the Rehab business.

The following tables present a reconciliation of GAAP income from operations to non-GAAP Adjusted EBITDA by segment for the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024.

	Three Months Ended September 30, 2025
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$10.7	21.3	(24.6)	$7.4
Amortization	11.4	14.3	—	25.7
Depreciation	5.3	3.6	0.2	9.1
Stock-based compensation	0.5	0.7	3.2	4.4
Non-operating expenses	0.6	0.7	4.1	5.4
Other expense / income	(0.3)	—	0.7	0.4
Adjusted EBITDA	$28.2	$40.6	$(16.4)	$52.4

	Three Months Ended September 30, 2024
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$4.0	14.7	(20.3)	$(1.6)
Amortization	13.0	17.1	—	30.1
Depreciation	5.5	2.5	0.4	8.4
Stock-based compensation	0.3	0.5	3.5	4.3
Non-operating expenses	2.4	—	1.7	4.1
Other expense / income	0.5	0.1	(0.2)	0.4
Adjusted EBITDA	$25.7	$34.9	$(14.9)	$45.7

	Nine Months Ended September 30, 2025
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$28.3	$62.0	$(64.3)	$26.0
Amortization	34.6	41.7	—	76.3
Depreciation	14.8	10.5	0.8	26.1
Stock-based compensation	1.3	1.5	8.4	11.2
Non-operating expenses	3.2	1.7	5.7	10.6
Other expense / income	(0.7)	0.3	0.5	0.1
Adjusted EBITDA	$81.5	$117.7	$(48.9)	$150.3

	Nine Months Ended September 30, 2024
(In millions)	Medical	Nuclear & Safety	Corporate & Other	Consolidated
Income from operations	$10.4	45.8	(60.4)	$(4.2)
Amortization	40.4	52.2	—	92.6
Depreciation	15.3	7.4	0.5	23.2
Stock-based compensation	0.8	1.3	9.8	11.9
Non-operating expenses	4.2	0.4	5.9	10.5
Other expense / income	0.3	(0.1)	(0.2)	—
Adjusted EBITDA	$71.4	$107.0	$(44.4)	$134.0

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
Recent Developments
September 2025 Class A Common Stock Offering, Convertible Notes Offering, and Agreement to Purchase Paragon Energy Solutions
On September 30, 2025, the Company completed a public offering of 19,906,322 shares of Mirion's Class A common stock at a public offering price of $21.35 per share, including the underwriters' exercise in full of their option to purchase additional shares. Additionally, on September 30, 2025, the Company completed a private offering of $375.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2031, including the initial purchasers’ exercise in full of their option to purchase additional Notes (the “2031 Notes”). The Notes have a maturity date of October 1, 2031. The Company expects to use the net proceeds from the Class A common stock offering, together with the net proceeds from the offering of 2031 Notes, to fund the planned acquisition of all of the outstanding membership interests of WCI-Gigawatt Intermediate Holdco, LLC, as the indirect parent of Paragon Energy Solutions, LLC, for approximately $585.0 million pursuant to the equity purchase agreement signed September 24, 2025. The closing of the Paragon acquisition is subject to customary closing conditions, including (i) expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law, injunction or other governmental order that prohibits the consummation of the Acquisition, and (iii) other customary closing conditions, including the accuracy of the parties' representations and warranties (subject to certain materiality qualifications) and each party's compliance with its covenants and agreements contained in the equity purchase agreement. The Paragon acquisition is expected to close before year-end 2025. Remaining funds from the offerings will be used for general corporate purposes and working capital. Refer to discussion included within Liquidity and Capital Resources for more details.
Certrec Business Combination
On July 31, 2025, Mirion acquired 100% of the equity interest of Certrec for approximately $82.2 million of purchase consideration ($79.9 million net of cash), subject to final closing statement balances. As part of the Nuclear & Safety segment, Certrec will be pivotal in expanding our offerings in the nuclear power market and further strengthen the development of our digital ecosystem.
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia’s invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Nuclear & Safety segment. As of September 30, 2025, the Company has approximately $17.8 million in net contract assets and accounts receivable associated with Russian-related projects. We also maintain $3.2 million in advance payment guarantees and $9.8 million in performance guarantees in support of these projects. The remaining performance obligations in our backlog for Russian-related projects was approximately $107.3 million at September 30, 2025.

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

Results of Operations
For the Three Months Ended September 30, 2025 and the Three Months Ended September 30, 2024

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Revenues	$223.1	$206.8
Cost of revenues	118.6	113.9
Gross profit	104.5	92.9
Selling, general and administrative expenses	87.0	84.3
Research and development	10.1	10.2
Income (loss) from operations	7.4	(1.6)
Interest expense, net	6.7	12.7
Foreign currency gain, net	(0.6)	(0.9)
Other expense, net	0.1	(0.4)
Income (loss) before income taxes	1.2	(13.0)
Income tax expense (benefit)	(1.9)	1.0
Net income (loss)	3.1	(14.0)
Loss attributable to noncontrolling interests	0.2	(0.4)
Net income (loss) attributable to stockholders	$2.9	$(13.6)
Overview
Revenues were $223.1 million for the three months ended September 30, 2025 and $206.8 million for the three months ended September 30, 2024. Our Medical segment contributed $78.5 million and $74.1 million of revenues for the three months ended September 30, 2025 and 2024, respectively. Our Nuclear & Safety segment contributed $144.6 million and $132.7 million of revenues for the three months ended September 30, 2025 and 2024, respectively. Gross profit was $104.5 million and $92.9 million for the three months ended September 30, 2025 and 2024, respectively, resulting in a $11.6 million increase from the three months ended September 30, 2024.
Net income was $3.1 million for the three months ended September 30, 2025 and our net loss was $14.0 million for the three months ended September 30, 2024. Our Medical segment contributed $10.7 million and $4.0 million of income from operations for the three months ended September 30, 2025 and 2024, respectively. Our Nuclear & Safety segment contributed $21.3 million and $14.7 million of income from operations for the three months ended September 30, 2025 and 2024, respectively. The overall increase in net income is primarily driven by increased revenues in the Nuclear & Safety and Medical segments, decreased interest expense, decreased amortization of intangible assets, and a benefit from income taxes in the current year. Partially offsetting these items was increased depreciation and increased compensation costs in the current year.
Revenues
Revenues were $223.1 million for the three months ended September 30, 2025 and $206.8 million for the three months ended September 30, 2024. Revenues increased $16.3 million from the three months ended September 30, 2024.
Medical segment revenues increased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 primarily due to organic volume growth, price increases, and foreign exchange fluctuations.

Nuclear & Safety segment revenues increased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 primarily due to foreign exchange impacts, organic volume growth, price increases and current period acquisitions.
Cost of revenues
Cost of revenues was $118.6 million for the three months ended September 30, 2025 and $113.9 million for the three months ended September 30, 2024, an increase of $4.7 million period over period.
Cost of revenues related to the Medical segment decreased $1.0 million period over period as a result of a positive shift in margin mix in the current period, partially offset by organic volume growth. Cost of revenues related to the Nuclear & Safety segment increased $7.4 million period over period. The increase was primarily driven by organic volume growth of $3.9 million, increased costs of material and labor of $1.3 million, and foreign exchange impacts of $2.2 million.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $87.0 million for the three months ended September 30, 2025 and $84.3 million for the three months ended September 30, 2024, resulting in an increase of $2.7 million period over period.
Our Medical segment incurred lower SG&A expenses of $0.7 million for the three months ended September 30, 2025 compared with the three months ended September 30, 2024. The decrease was driven by lower amortization expense for intangible assets, partially offset by increased compensation costs.
Our Nuclear & Safety segment incurred lower SG&A expenses of $2.6 million for the three months ended September 30, 2025 compared with the three months ended September 30, 2024. The decrease was driven by lower amortization expense for intangible assets, partially offset by increased depreciation expense and compensation costs.

Corporate SG&A expenses were $24.4 million for the three months ended September 30, 2025 and $18.4 million for the three months ended September 30, 2024. The increase of $6.0 million was primarily driven by current period mergers and acquisition expenses as well as increased compensation costs.

Research and development
Research and development (“R&D”) expenses were $10.1 million for the three months ended September 30, 2025 and $10.2 million for the three months ended September 30, 2024, resulting in a decrease of $0.1 million period over period.
Income from operations
Income from operations was $7.4 million for the three months ended September 30, 2025 compared with a loss of $1.6 million for the three months ended September 30, 2024. On a segment basis, income from operations in the Medical segment for the three months ended September 30, 2025 and 2024 was $10.7 million and $4.0 million, respectively, representing an increase of $6.7 million period over period. Income from operations in the Nuclear & Safety segment for the three months ended September 30, 2025 and three months ended September 30, 2024 was $21.3 million and $14.7 million, respectively, representing an increase of $6.6 million period over period. Corporate loss from operations was $24.6 million and $20.3 million for the three months ended September 30, 2025 and 2024, respectively, representing an increase of $4.3 million period over period. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $6.7 million for the three months ended September 30, 2025 and $12.7 million for the three months ended September 30, 2024. The $6.0 million decrease in interest expense, net was due to decreased SOFR from the prior period, the $244.6 million decrease in the term loan balance as a result of the debt refinancing during the nine months ended September 30, 2025, the 0.25% interest rate negotiated on the $400.0 million offering of Convertible Senior Notes due 2030 completed during the nine months ended September 30 2025, and additional interest earned on cash deposits in the current period. For more information, see Note 8, Borrowings, Note 9, Convertible Debt, and Note 18, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Foreign currency gain, net
We recorded a $0.6 million net gain for the three months ended September 30, 2025 and a $0.9 million net gain for the three months ended September 30, 2024 from foreign currency exchange. The change in foreign currency gain, net is due primarily to fluctuations in European local currencies in relation to the U.S. dollar and the related impact on our intercompany loans.
Income taxes
The effective income tax rate was (158.3)% and (7.7)% for the three months ended September 30, 2025 and 2024, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the favorable impact of the "One Big Beautiful Bill Act" on valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
On July 4, 2025, the "One Big Beautiful Bill Act" was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We expect the legislation to have a favorable impact on our annual effective tax rate and cash tax position.
Business segments
The following provides detail for business segment results for the three months ended September 30, 2025 and 2024. Segment income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 16, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Medical

	Unaudited
(In millions)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Revenues	$78.5	$74.1
Income from operations	$10.7	$4.0
Income from operations as a % of revenues	13.6%	5.4%

Medical segment revenues increased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 primarily due to $2.9 million in organic volume growth, $1.0 million of price increases, and $0.5 million of foreign exchange fluctuations.
Income from operations was $10.7 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, representing a $6.7 million increase in income from operations period over period. The increase in income from operations period over period was largely due to increased revenues as described above, a reduction in amortization expense of $1.6 million, and a decrease in restructuring and impairment costs as compared to the prior year period of $1.8 million, partially offset by increased compensation costs of $0.8 million.

Nuclear & Safety

	Unaudited
(In millions)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Revenues	$144.6	$132.7
Income from operations	$21.3	$14.7
Income from operations as a % of revenues	14.7%	11.1%
Nuclear & Safety segment revenues increased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 primarily due to positive foreign exchange fluctuations of $3.9 million, $3.2 million of organic volume growth, $2.5 million of price increases, and $2.3 million of additional revenue from current period acquisitions.
Income from operations was $21.3 million and $14.7 million for the three months ended September 30, 2025 and 2024, respectively. Income from operations increased $6.6 million period over period driven primarily by the changes in revenues described above, $2.8 million in lower amortization expenses due to fully amortized intangible assets, and $1.5 million in lower incentive compensation, partially offset by increased base compensation costs of $2.0 million.
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

Corporate and other costs were $24.6 million for the three months ended September 30, 2025 and $20.3 million for the three months ended September 30, 2024, which represents an increase of $4.3 million period over period. The increase versus the comparable period was predominantly driven by increased current period mergers and acquisition expenses of $3.2 million and increased compensation costs of $1.4 million.

For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 16, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

For the Nine Months Ended September 30, 2025 and the Nine Months Ended September 30, 2024

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues	$648.0	$606.5
Cost of revenues	344.9	329.1
Gross profit	303.1	277.4
Selling, general and administrative expenses	248.3	255.9
Research and development	28.8	26.9
Gain on disposal of business	—	(1.2)
Income (loss) from operations	26.0	(4.2)
Interest expense, net	27.1	39.6
Foreign currency (gain) loss, net	(16.9)	0.2
Loss on debt extinguishment	5.8	—
Increase in fair value of warrant liabilities	—	5.3
Other expense, net	0.4	0.3
Income (loss) before income taxes	9.6	(49.6)
Income tax expense	(2.4)	2.9
Net income (loss)	12.0	(52.5)
Loss attributable to noncontrolling interests	0.5	(1.4)
Net income (loss) attributable to stockholders	$11.5	$(51.1)
Overview
Revenues were $648.0 million for the nine months ended September 30, 2025 and $606.5 million for the nine months ended September 30, 2024. Our Medical segment contributed $228.3 million and $214.1 million of revenues for the nine months ended September 30, 2025 and 2024, respectively. Our Nuclear & Safety segment contributed $419.7 million and $392.4 million of revenues for the nine months ended September 30, 2025 and 2024, respectively. Gross profit was $303.1 million and $277.4 million for the nine months ended September 30, 2025 and 2024, respectively, resulting in a $25.7 million increase from the nine months ended September 30, 2024.
Net income was $12.0 million for the nine months ended September 30, 2025 and our net loss was $52.5 million for the nine months ended September 30, 2024. Our Medical segment contributed $28.3 million and $10.4 million of income from operations for the nine months ended September 30, 2025 and 2024, respectively. Our Nuclear & Safety segment contributed $62.0 million and $45.8 million of income from operations for the nine months ended September 30, 2025 and 2024, respectively. The overall increase in net income is primarily driven by increased revenues in the Nuclear & Safety segment and the Medical segment, decreased interest expense, a $16.9 million unrealized foreign currency gain as a result of fluctuations in the exchange rate between the US Dollar and the Euro in the current period, decreased amortization of intangible assets, a $5.3 million decrease in the loss from fair value of warrant liabilities in the prior year that no longer impacts the current year, and a current period benefit from income taxes. Partially offsetting these items was a $5.8 million loss on debt extinguishment in the current period, increased depreciation expense, increased mergers and acquisition expenses, and increased compensation costs in the current year.
Revenues
Revenues were $648.0 million for the nine months ended September 30, 2025 and $606.5 million for the nine months ended September 30, 2024. Revenues increased $41.5 million from the nine months ended September 30, 2024.
Medical segment revenues increased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 primarily due to organic volume growth, price increases, recovery from operational delays in the comparable prior period, and foreign exchange fluctuations.

Nuclear & Safety segment revenues increased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 primarily due to organic volume growth, price increases, foreign exchange fluctuations, and revenue from current period acquisitions.
Cost of revenues
Cost of revenues was $344.9 million for the nine months ended September 30, 2025 and $329.1 million for the nine months ended September 30, 2024, an increase of $15.8 million period over period.
Cost of revenues related to the Medical segment increased $0.2 million period over period due to increased organic sales volume and inflation, partially offset by favorable margins due to product mix in the current period. Cost of revenues related to the Nuclear & Safety segment increased $18.5 million period over period. The increase was primarily driven by domestic volume growth of $7.6 million, increased costs of material and labor of $5.1 million (predominately at our France locations), foreign exchange impacts of $3.2 million, and increased depreciation of $2.6 million.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $248.3 million for the nine months ended September 30, 2025 and $255.9 million for the nine months ended September 30, 2024, resulting in a decrease of $7.6 million period over period.
Our Medical segment incurred lower SG&A expenses of $4.1 million for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. The decrease was driven by lower amortization expense related to intangible assets, partially offset by increased compensation costs.
Our Nuclear & Safety segment incurred lower SG&A expenses of $9.1 million for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. The decrease was driven by lower amortization expense related to intangible assets, partially offset by increased depreciation expense and compensation costs.

Corporate SG&A expenses were $60.8 million for the nine months ended September 30, 2025 and $55.2 million for the nine months ended September 30, 2024. The increase of $5.6 million was primarily driven by increased compensation costs and current period expenses associated with mergers and acquisition, partially offset by decreased stock-based compensation expense and general corporate spend.

Research and development
Research and development (“R&D”) expenses were $28.8 million for the nine months ended September 30, 2025 and $26.9 million for the nine months ended September 30, 2024, resulting in an increase of $1.9 million period over period. The increase in R&D expenses was primarily due to increased compensation costs and depreciation expense for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Gain on disposal of business
Gain on disposal of business was $1.2 million for the nine months ended September 30, 2024, related to the sale of the Rehab business. For more information, see Note 2, Business Combinations, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Income from operations
Income from operations was $26.0 million for the nine months ended September 30, 2025 compared with a loss of $4.2 million for the nine months ended September 30, 2024. On a segment basis, income from operations in the Medical segment for the nine months ended September 30, 2025 and 2024 was $28.3 million and $10.4 million, respectively, representing an increase of $17.9 million period over period. Income from operations in the Nuclear & Safety segment for the nine months ended September 30, 2025 and nine months ended September 30, 2024 was $62.0 million and $45.8 million, respectively, representing an increase of $16.2 million period over period. Corporate loss from operations was $64.3 million and $60.4 million for the nine months ended September 30, 2025 and 2024, respectively, representing an increase of $3.9 million period over period. See “Business segments” and “Corporate and other” below for further details.

Interest expense, net
Interest expense, net, was $27.1 million for the nine months ended September 30, 2025 and $39.6 million for the nine months ended September 30, 2024. The $12.5 million decrease in interest expense, net was due to decreased interest rates from the prior period, the $244.6 million decrease in the term loan balance as a result of the debt refinancing during the nine months ended September 30, 2025, the 0.25% interest rate negotiated on the $400.0 million offering of Convertible Senior Notes due 2030 completed during the nine months ended September 30 2025, and additional interest earned on cash deposits in the current period. For more information, see Note 8, Borrowings, Note 9, Convertible Debt, and Note 18, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency (gain) loss, net
We recorded a $16.9 million net gain for the nine months ended September 30, 2025 and a $0.2 million net loss for the nine months ended September 30, 2024 from foreign currency exchange. The change in foreign currency loss (gain), net is due primarily to fluctuations in European local currencies in relation to the U.S. dollar and the related impact on our intercompany loans.
Loss on debt extinguishment
Loss on debt extinguishment was $5.8 million for the nine months ended September 30, 2025, related to the refinancing of the term loan completed on June 5, 2025. See discussion in “Recent Developments - Term Loan Refinancing” for further details.
Change in fair value of warrant liabilities
We recognized a loss of $5.3 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we settled the Public Warrant and Private Placement Warrant liabilities in conjunction with the Public Warrant redemption and the Private Placement Warrant exchange. See Note 1, Nature of Business and Summary of Significant Accounting Policies to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
The effective income tax rate was (25.0)% and (5.8)% for the nine months ended September 30, 2025 and 2024, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings and the favorable impact of the "One Big Beautiful Bill Act" on valuation allowances.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
On July 4, 2025, the "One Big Beautiful Bill Act" was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We expect the legislation to have a favorable impact on our annual effective tax rate and cash tax position.
Business segments
The following provides detail for business segment results for the nine months ended September 30, 2025 and 2024. Segment income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, foreign currency loss (gain), net, loss on debt extinguishment, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 16, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Medical

	Unaudited
(In millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues	$228.3	$214.1
Income from operations	$28.3	$10.4
Income from operations as a % of revenues	12.4%	4.9%

Medical segment revenues increased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 primarily due to $6.2 million in organic volume growth, $4.4 million of price increases, $2.8 million of revenue recoveries from operational delays in the comparable prior period, and $0.8 million of positive foreign exchange fluctuations.
Income from operations was $28.3 million and $10.4 million for the nine months ended September 30, 2025 and 2024, respectively, representing a $17.9 million increase in income from operations period over period. The increase in income from operations period over period was largely due the increased revenues noted above, a reduction in amortization expense of $5.8 million, and lower restructuring and related impairment costs of $3.3 million.
Nuclear & Safety

	Unaudited
(In millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues	$419.7	$392.4
Income from operations	$62.0	$45.8
Income from operations as a % of revenues	14.8%	11.7%
Nuclear & Safety segment revenues increased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 primarily due to $12.8 million of organic volume growth, $7.9 million of price increases, positive foreign exchange fluctuations of $4.3 million, and $2.3 million of revenue from current period acquisitions.
Income from operations was $62.0 million and $45.8 million for the nine months ended September 30, 2025 and 2024, respectively. Income from operations increased $16.2 million period over period driven primarily by the changes in revenues described above, $10.5 million in lower amortization expenses due to fully amortized intangible assets, and $1.3 million in lower incentive compensation.
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

Corporate and other costs were $64.3 million for the nine months ended September 30, 2025 and $60.4 million for the nine months ended September 30, 2024, which represents an increase of $3.9 million period over period. The increase versus the comparable period was predominantly driven by increased compensation costs of $3.7 million and mergers and acquisition expenses of $2.4 million, partially offset by decreased stock compensation costs of $1.3 million and other corporate expenses.

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
At September 30, 2025 and December 31, 2024 we had $933.6 million and $175.6 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $153.8 million and $131.9 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise. The 2021 Credit Agreement provides for up to $175.0 million of revolving borrowings. The amount available on the revolving facility under the 2021 Credit Agreement (as defined below) as of September 30, 2025 and December 31, 2024 was approximately $159.2 million and $72.1 million, respectively.
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
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on September 30, 2025 and December 31, 2024.

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

On June 5, 2025, the Company entered into Amendment No. 5 to the Credit Agreement (“Amendment No.5”). Under Amendment No. 5, the Company utilized funds from the offering of Convertible Senior Notes due 2030 completed on May 23, 2025 (see Convertible Debt below), to repay $244.6 million in outstanding principal and $8.3 million in accrued interest as well as extend the maturity date of the term loan to June 5, 2032 (collectively the “June 2025 Refinancing”). The June 2025 Refinancing was accounted for as a partial modification, partial extinguishment, and new debt issuance at the syndicated lender level. The Company accounted for $244.6 million of the term loan principal as an extinguishment of debt and $450.0 million as an issuance of new debt. As a result, the Company recorded a loss on partial debt extinguishment of $5.8 million within the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 attributed to the derecognition of a proportionate amount of unamortized deferred financing costs. The interest rate was 6.55% and 6.85% as of September 30, 2025 and December 31, 2024, respectively. The Company paid no principal payments for the year ended December 31, 2024, yielding an outstanding balance of approximately $450.0 million as of September 30, 2025 and $694.6 million as of December 31, 2024.
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
The agreement requires the payment of a commitment fee of 0.25% per annum for unused commitments. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of September 30, 2025 and December 31, 2024. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $15.8 million and $17.9 million for the periods ended September 30, 2025 and December 31, 2024, respectively. The amount available on the revolver as of September 30, 2025 and December 31, 2024 was approximately $159.2 million and $72.1 million, respectively.
Convertible Senior Notes due 2030
On May 23, 2025, the Company completed a private offering of $400.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2030, including the initial purchasers’ exercise in full of their option to purchase additional Notes (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated May 23, 2025 (the “May Indenture”). The May Indenture includes customary covenants and sets forth certain events of default after which the 2030 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the outstanding principal and accrued interest of the 2030 Notes becomes automatically due and payable.

The 2030 Notes will mature on June 1, 2030, unless earlier converted, redeemed or repurchased. The 2030 Notes will bear interest from May 23, 2025 at a rate of 0.25% per year payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2025. The 2030 Notes will be convertible at the option of the holders in certain circumstances discussed below. The 2030 Notes will be convertible into cash, shares of Mirion’s Class A common stock or a combination of cash and shares of Mirion’s Class A common stock, at the Company’s election.

The initial conversion rate is 43.2751 shares of Mirion’s Class A common stock per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $23.11 per share of Mirion's Class A common stock. The initial conversion price of the 2030 Notes represents a conversion premium of 32.5% to the last reported sale price of Mirion’s Class A common stock of $17.44 per share on May 20, 2025. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the May Indenture.
The Company may not redeem the 2030 Notes prior to June 6, 2028. The Company may redeem for cash 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest or any portion of the 2030 Notes, at its option, on or after June 6, 2028, but only if a certain liquidity condition has been satisfied and the last reported sale price of Mirion's Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. If the Company redeems less than all of the outstanding 2030 Notes, at least $100.0 million aggregate principal amount of the 2030 Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice.
If the Company undergoes a fundamental change, as defined in the May Indenture, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2030 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice a redemption, the Company will increase the conversion rate for holders who elect to convert their 2030 Notes in connection with such a corporate event. The conditions allowing holders of the 2030 Notes to convert were not met during the three and nine months ended September 30, 2025.
Convertible Senior Notes due 2031
On September 30, 2025, concurrently with an offering of Mirion's Class A common stock, the Company completed a private offering of $375.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2031, including the initial purchasers’ exercise in full of their option to purchase additional Notes (the “2031 Notes”). The 2031 Notes were issued pursuant to an indenture, dated September 30, 2025 (the “September Indenture”). The September Indenture includes customary covenants and sets forth certain events of default after which the 2031 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the outstanding principal and any unpaid special interest of the 2031 Notes becomes automatically due and payable.

The 2031 Notes will mature on October 1, 2031, unless earlier converted, redeemed or repurchased. The 2031 Notes will not bear regular interest, and the principal amount of the 2031 Notes will not accrete. Special interest will accrue on the 2031 Notes in the circumstances at the rates set forth within the September Indenture. The 2031 Notes will be convertible at the option of the holders in certain circumstances discussed below. The 2031 Notes will be convertible into cash, shares of Mirion’s Class A common stock or a combination of cash and shares of Mirion’s Class A common stock, at the Company’s election.

The initial conversion rate is 34.6951 shares of Mirion’s Class A common stock per $1,000 principal amount of 2031 Notes, which is equivalent to an initial conversion price of approximately $28.82 per share of Mirion's Class A common stock. The initial conversion price of the 2031 Notes represents a conversion premium of 35.0% to the related public offering price per share of Mirion Class A common stock of $21.35 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the September Indenture.
The Company may not redeem the 2031 Notes prior to October 5, 2028. The Company may redeem for cash 100% of the principal amount of the 2031 Notes being redeemed plus any unpaid special interest or any portion of the 2031 Notes, at its option, on or after October 5, 2028, but only if a certain liquidity condition has been satisfied and the last reported sale price of Mirion's Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. If the Company redeems less than all of the outstanding 2031 Notes, at least $100.0 million aggregate principal amount of the 2031 Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice.
If the Company undergoes a fundamental change, as defined in the September Indenture, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2031 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased plus any unpaid special interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice a redemption, the Company will increase the conversion rate for holders who elect to convert their 2031 Notes in connection with such a corporate event. The conditions allowing holders of the 2031 Notes to convert were not met during the three and nine months ended September 30, 2025.

Interest and Maturity
As of September 30, 2025, the 2030 and 2031 Notes are classified as long-term liabilities, net of issuance costs of $12.4 million and $9.8 million, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2025, the net carrying amount of the 2030 and 2031 Notes approximates fair value. As the 2030 and 2031 Notes were not issued at a premium, no portion of the proceeds from the issuance of the 2030 and 2031 Notes met the requirements to be accounted for separately as a component of stockholders’ equity. The 2030 and 2031 Notes were issued at par, and costs associated with the issuance of the 2030 and 2031 Notes are amortized to interest expense over the contractual term of the respective Notes. Interest expense (including amortization of deferred issuance costs) recognized related to the 2030 Notes for the three and nine months ended September 30, 2025 was $0.9 million and $1.3 million, respectively. No special interest or amortization of deferred financing costs was recorded for the 2031 Notes during the three and nine months ended September 30, 2025. As of September 30, 2025, the effective interest rate of the 2030 Notes is 0.88%.

The net proceeds from the issuance of the 2030 Notes was approximately $387.7 million and was used as follows: $31.0 million to repurchase shares of Mirion’s Class A Common Stock, $44.6 million to pay the cost of Capped Call transactions, $256.0 million to refinance the term loan (principal repayment, accrued interest and financing fees), and the balance for general corporate purposes and working capital.

The net proceeds from the issuance of the 2031 Notes was approximately $365.5 million and was received in conjunction with $410.1 million in net proceeds from the concurrent offering of Mirion's Class A common stock completed on September 30, 2025. The proceeds were used as follows: $38.0 million to pay the cost of Capped Call Transactions, approximately $585.0 million to be used for planned acquisitions, and the balance for general corporate purposes and working capital.
For more discussion on the Company's debt profile, see Note 8, Borrowings, and Note 9, Convertible Debt, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Share Repurchase Program
In December 2024, we instituted a share repurchase program for up to $100 million of the currently outstanding shares of our Class A common stock, as approved by our Board of Directors and authorized until November 14, 2029. Under the share repurchase program, we intend to repurchase shares from time to time through open market purchases, privately negotiated transactions, block purchases and otherwise in accordance with applicable federal securities laws, including Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. We have repurchased 1.2 million shares under this program as of September 30, 2025 for $18.6 million.

Hedges
As a result of the Company’s European operations, we are exposed to fluctuations in exchange rates between the Euro and U.S. dollar (our functional currency). As such, we entered into cross-currency rate swaps during the year ended December 31, 2022, to manage currency risks related to foreign exchange in foreign operations. During the year ended December 2024, the Company extended a cross-currency rate swap derivative by one-year (notional amount of 123.2 million euros). The Company is also subject to interest rate risk related to the Credit Facilities. As such, we entered into an interest rate swap (notional amount of $75.0 million) during the nine months ended September 30, 2023 as well as an additional interest rate swap (notional amount of $100.0 million) during the nine months ended September 30, 2025 to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments (collectively, the “interest rate swaps”).
The interest rate swaps are derivative financial instruments that have been designated and qualify as cash flow hedges. The changes in the fair values of the cash flow hedges are recorded in accumulated other comprehensive loss (“AOCL”) and are reclassified into the line item in our unaudited Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCL into earnings. During the three months ended September 30, 2025, the new interest rate swap resulted in a loss of $0.2 million recognized in other comprehensive income (“OCI”), respectively. Gains of $0.1 million were recognized in income through interest expense and reclassified from OCI during the same periods.
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

	Notional Amount		(Loss) Gain Recognized in AOCL
	As of		Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	September 30, 2025	December 31, 2024
Cross-currency rate swaps	€238.8	€238.8	$0.5	$(9.7)	$(31.1)	$(1.8)
Total	€238.8	€238.8	$0.5	$(9.7)	$(31.1)	$(1.8)

For more discussion of the hedges of net investments, see Note 17, Fair Value Measurement, and Note 18, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-Q.
Cash flows
For the Nine Months Ended September 30, 2025 and for the Nine Months Ended September 30, 2024

	Unaudited
(In millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash provided by operating activities	$70.3	$38.3
Net cash used in investing activities	$(103.8)	$(34.1)
Net cash provided by (used in) financing activities	$778.7	$(2.0)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $70.3 million for the nine months ended September 30, 2025 as compared to net cash provided by operating activities of $38.3 million for the nine months ended September 30, 2024, representing an increase of $32.0 million. The change is primarily due to an increase in net income of $64.5 million and a net increase of $10.4 million from the change in deferred income taxes, offset by $17.2 million of foreign currency translation adjustments, $13.4 million from the decrease in depreciation and amortization expense, and $11.1 million from changes in various items in net working capital.

Net Cash Used in Investing Activities
Net cash used in investing activities was $103.8 million for the nine months ended September 30, 2025 versus $34.1 million for the nine months ended September 30, 2024 representing a change of $69.7 million. The decrease in net cash used was driven primarily by a $78.9 million outflow for the acquisition of the Certrec business partially offset by a $10.5 million decrease in purchases of badges and related software supporting our launch of the Instadose Vue product in the prior year.
Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities was $778.7 million during the nine months ended September 30, 2025 versus net cash used in financing activities of $2.0 million during the nine months ended September 30, 2024. The increase of $780.7 million period over period primarily relates to the debt transactions described above in the Liquidity and Capital Resources section ($755.0 million from the issuance of convertible senior notes) and $410.1 million from the issuance of common stock net of issuance costs, offset by term loan principal repayments of $244.6 million, $82.6 million of purchases of capped calls related to convertible senior notes, and repurchases of Company stock for treasury and tax witholdings for vesting restricted stock units of $53.8 million.
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
During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.
Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies, to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter for the three months ended September 30, 2025 than from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The global economy has been impacted by geopolitical tensions. There is currently significant uncertainty about future trade relationships between the United States and various other countries, most significantly Russia, Canada, Mexico, and China. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflicts, could materially and adversely affect the Company's business and operations. The U.S. government and other governments have imposed export controls and tariffs on certain products and certain components that we import into, and export out of, the United States, and we, our customers, suppliers, and partners may become subject to additional tariffs and export controls and our products and services may be subject to increased competition outside of the United States. In addition, geopolitical tensions could result in, among other things, cyberattacks, supply chain disruptions, higher energy and other commodity costs, lower demand, changes to foreign exchange rates and financial markets. Additional tariffs and trade restrictions may result in increased manufacturing costs and product pricing, further supply chain disruptions, limit access to end markets and lower profitability. We also generate a significant amount of our revenue outside of the United States which may be adversely affected by tariffs and trade controls imposed by other countries. Revenue generated from outside of North America accounted for approximately 37% of our net sales for the year ended December 31, 2024, and approximately 36% of our net sales for the nine months ended September 30, 2025, and international sales are expected to remain a material percentage of our total revenue in future periods. If we are not successful in offsetting the impact of tariffs, export controls, trade barriers, and other geopolitical disruptions, our revenue, results of operations and financial condition may be adversely affected.
We have made and plan to continue to make acquisitions, investments and divestitures that involve numerous risks and uncertainties. As part of our business and growth strategy, we have made and plan to continue to consider acquisitions of, and significant investments in, businesses, products or technologies on a selective basis. On September 24, 2025 we entered into an equity purchase agreement to acquire WCI-Gigawatt Intermediate Holdco, LLC as indirect parent of Paragon Energy Solutions, LLC (“Paragon”) for $585 million in an all-cash transaction (subject to working capital and other customary purchase price adjustments). The Paragon acquisition is subject to customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the accuracy of the representations and warranties of the other parties to the equity purchase agreement (subject to certain materiality qualifiers) and other customary closing conditions. These conditions to the closing of the Paragon acquisition may not be fulfilled in a timely manner, or at all, and accordingly, the Paragon acquisition may not be completed. If the Paragon acquisition does close, it may not meet our expectations. The success of the Paragon acquisition, including anticipated benefits, will depend, in part, on our ability to successfully integrate our respective businesses in a manner that results in various benefits and that does not materially disrupt existing business and strategic relationships. If we experience difficulties in the integration process, we may not fully realize the anticipated benefits of the Paragon acquisition in a timely manner, or at all. We also periodically divest businesses that no longer align with our strategic plans. There can be no assurance that suitable acquisition, investment or divestiture opportunities will be identified or that we will be able to consummate any such transactions on terms and conditions acceptable to us. Additionally, the expected benefits may not materialize, and our existing operations and financial condition could be adversely affected. Our growth through acquisitions and investments is subject to various risks, including competition for attractive or promising businesses or assets, financing needs, and regulatory approvals. The sale of equity or equity-linked securities, including in connection with the Paragon acquisition, or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Divestitures also require significant time and resources, could disrupt our business, may not close on the expected timing or at all, have in the past resulted in additional costs following the transaction and may continue to do so in the future. Potential and actual transactions could also divert management's attention, and could potentially deplete corporate resources and adversely impact the Company's business, results of operations and financial condition.

Conversion of our Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A common stock. Upon conversion of our Convertible Notes, we have the option to pay or deliver, cash, shares of our Class A common stock, or a combination of both. If we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of our Convertible Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our Class A common stock could depress the price of our Class A common stock.

The conditional conversion feature of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results. In the event the conditional conversion feature of our Convertible Notes is triggered, holders of such notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) On December 3, 2024, Mirion instituted a share repurchase program for up to $100 million of the currently outstanding shares of our Class A common stock, as approved by the Board of Directors of the Company, which expires on November 14, 2029, and can be terminated at any time by the Company without any notice. Under the share repurchase program, the Company intends to repurchase shares from time to time through open market purchases, privately negotiated transactions, block purchases and otherwise in accordance with applicable federal securities laws, including Rules 10b5-1 and 10b-18 of the Exchange Act. During the three months ended September 30, 2025, there were no repurchases of the Company's Class A common stock under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K, except as set forth below:

Name and Title	Action	Applicable	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Brian Schopfer Chief Financial Officer(2)	Adopt	August 7, 2025	November 6, 2025 - November 5, 2026	Y	100,000
Emmanuelle Lee Chief Legal Officer, Chief Compliance Officer and Corporate Secretary(3)	Adopt	August 11, 2025	November 10, 2025 - August 31, 2026	Y	50,000

(1) Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

(2) Reflects shares of Class B common stock of the Company held of record by Mr. Schopfer to be sold in two (2) installments of 50,000 shares each for the duration of the trading arrangement, subject to a limit price. The shares of Class B common stock will be exchanged for shares of Class A common stock of the Company if sales are triggered under the trading arrangement.

(3) Reflects shares of Class B common stock of the Company held by record by Ms. Lee to be sold in four (4) installments of 12,500 shares each for the duration of the trading arrangement, subject to a limit price. The shares of Class B common stock will be exchange for shares of Class A common stock of the Company if sales are triggered under the trading arrangement.

ITEM 6. EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
1.1
Underwriting Agreement, dated September 25, 2025, among Mirion Technologies, Inc. and Goldman Sachs & Co. LLC and Evercore Group L.L.C., as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on September 30, 2025).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2023).
4.1
Indenture, dated September 30, 2025, between Mirion Technologies, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 on the Company's Current Report on Form 8-K filed with the SEC on September 30, 2025).

4.2
Form of 0.00% Convertible Senior Note due 2031 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on September 30, 2025).

10.1	Form of Base Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed with the SEC on September 30, 2025).
10.2	Form of Additional Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 30, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Indicates a management contract or compensatory plan
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mirion Technologies, Inc.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	October 29, 2025

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	October 29, 2025

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	October 29, 2025