Form 10-Q
period 2026-03-31
Mirion Technologies, Inc.
filed 2026-04-29
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 22, 2026, there were 244,655,718 shares of Class A common stock, $0.0001 par value per share, and 5,764,555 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe-harbor“ provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, macroeconomic trends, including the impact of tariffs and global trade relations, macro trends in cancer care, nuclear power and small modular reactor industries and our competitive positioning are forward-looking statements. This includes, without limitation, statements under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, capitalization and capital structure, indebtedness, business strategy, and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies, goodwill impairment, backlog, our supply chain challenges, matters affecting Russia, relations between the United States and China, conflict in the Middle East (including the U.S.-Israel-Iran conflict), foreign exchange, tariffs or other trade disruptions, interest rate and inflation trends, any merger, acquisition, divestiture or investment activity, including integration of previously completed mergers and acquisitions, or other strategic transactions and investments, legal claims, litigation, arbitration or similar proceedings, including with respect to customer disputes, and the future or expected impact on us of any epidemic, pandemic or other crises. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” “strive,” “seeks,” “plans,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

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
•the effect of the U.S.-Israel-Iran conflict, which has had immediate and substantial effects on global trade, energy markets and financial markets;
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
•liabilities associated with environmental, health, and safety matters; and
•other risks and uncertainties indicated in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q, including those under the heading “Risk Factors,” and other documents filed or to be filed with the U.S. Securities and Exchange Commission (“SEC”) by us.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$397.9	$412.3
Accounts receivable, net of allowance for doubtful accounts	181.5	181.6
Costs in excess of billings on uncompleted contracts	98.9	93.8
Inventories	157.9	152.6
Prepaid expenses and other current assets	54.7	53.4
Total current assets	890.9	893.7
Property, plant, and equipment, net	152.6	154.9
Operating lease right-of-use assets	30.8	32.1
Goodwill	1,860.4	1,872.4
Intangible assets, net	576.0	606.3
Other assets	25.2	28.7
Total assets	$3,535.9	$3,588.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66.1	$57.4
Deferred contract revenue	108.1	112.3
Debt, current	1.6	1.6
Operating lease liability, current	7.7	7.7
Derivative liabilities, current	—	20.7
Accrued expenses and other current liabilities	95.7	116.4
Total current liabilities	279.2	316.1
Debt, non-current	443.5	443.1
Convertible debt	755.6	754.5
Operating lease liability, non-current	25.5	26.8
Deferred income taxes, non-current	68.1	70.0
Other liabilities	75.5	60.7
Total liabilities	1,647.4	1,671.2
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 244,395,666 shares issued and outstanding at March 31, 2026; 244,662,792 shares issued and outstanding at December 31, 2025	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 5,864,555 shares issued and outstanding at March 31, 2026; 5,869,555 shares issued and outstanding at December 31, 2025	—	—
Treasury stock, at cost; 4,376,586 shares at March 31, 2026 and 3,492,619 shares December 31, 2025	(78.1)	(58.4)
Additional paid-in capital	2,495.1	2,490.1
Accumulated deficit	(516.1)	(512.7)
Accumulated other comprehensive loss	(62.6)	(52.6)
Mirion Technologies, Inc. stockholders’ equity	1,838.3	1,866.4
Noncontrolling interests	50.2	50.5
Total stockholders’ equity	1,888.5	1,916.9
Total liabilities and stockholders’ equity	$3,535.9	$3,588.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues:
Product	$197.0	$147.9
Service	60.6	54.1
Total revenues	257.6	202.0
Cost of revenues:
Product	112.9	81.7
Service	25.6	24.2
Total cost of revenues	138.5	105.9
Gross profit	119.1	96.1
Operating expenses:
Selling, general and administrative	105.8	78.7
Research and development	9.6	8.7
Total operating expenses	115.4	87.4
Income from operations	3.7	8.7
Other expense (income):
Interest expense	8.4	12.5
Interest income	(3.4)	(1.9)
Foreign currency loss (gain), net	3.7	(2.8)
Other expense, net	0.2	0.3
(Loss) income before income taxes	(5.2)	0.6
Income tax (benefit) expense	(1.8)	0.2
Net (loss) income	(3.4)	0.4
Income attributable to noncontrolling interests	—	0.1
Net (loss) income attributable to Mirion Technologies, Inc.	$(3.4)	$0.3

(Loss) earnings per common share attributable to Mirion Technologies, Inc.:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
Weighted average common shares outstanding:
Basic	244.663	225.655
Diluted	244.663	226.918
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In millions)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net (loss) income	$(3.4)	$0.4
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain, net of tax	(14.8)	22.0
Unrealized gain (loss) on net investment hedges, net of tax	4.3	(7.6)
Unrealized gain (loss) on cash flow hedges, net of tax	0.3	(0.1)
Other comprehensive (loss) income, net of tax	(10.2)	14.3
Comprehensive (loss) income	(13.6)	14.7
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.2)	0.5
Comprehensive (loss) income attributable to Mirion Technologies, Inc.	$(13.4)	$14.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2024	225,915,767	$—	6,504,885	$—	288,013	$(3.2)	$2,143.3	$(541.5)	$(93.0)	$53.5	$1,559.1
Stock issued for vested restricted stock units	422,442	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	15,888	—	—	—	(15,888)	0.1	(0.1)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(126,262)	—	—	—	126,262	(1.9)	—	—	—	—	(1.9)
Stock compensation to directors in lieu of cash compensation	2,369	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	132,500	—	(132,500)	—	—	—	1.1	—	—	(1.1)	—
Purchases of treasury stock	(1,160,000)	—	—	—	1,160,000	(18.6)	—	—	—	—	(18.6)
Stock-based compensation expense	—	—	—	—	—	—	3.3	—	—	—	3.3
Net income	—	—	—	—	—	—	—	0.3	—	0.1	0.4
Other comprehensive income	—	—	—	—	—	—	—	—	13.9	0.4	14.3
Balance March 31, 2025	225,202,704	$—	6,372,385	$—	1,558,387	$(23.6)	$2,147.7	$(541.2)	$(79.1)	$52.9	$1,556.7

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2025	244,662,792	$—	5,869,555	$—	3,492,619	$(58.4)	$2,490.1	$(512.7)	$(52.6)	$50.5	$1,916.9
Stock issued for vested restricted stock units	610,737	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	38,140	—	—	—	(38,140)	0.4	(0.4)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(192,446)	—	—	—	192,446	(4.1)	—	—	—	—	(4.1)
Stock compensation to directors in lieu of cash compensation	1,104	—	—	—	—	—	—	—	—	—	—
Conversion of shares of class B common stock to class A common stock	5,000	—	(5,000)	—	—	—	0.1	—	—	(0.1)	—
Purchases of treasury stock	(729,661)	—	—	—	729,661	(16.0)		—	—	—	(16.0)
Tax impact of capped calls related to convertible debt	—	—	—	—	—	—	1.0	—	—	—	1.0
Stock-based compensation expense	—	—	—	—	—	—	4.3	—	—	—	4.3
Net loss	—	—	—	—	—	—		(3.4)	—	—	(3.4)
Other comprehensive loss	—	—	—	—	—	—		—	(10.0)	(0.2)	(10.2)
Balance March 31, 2026	244,395,666	$—	5,864,555	$—	4,376,586	$(78.1)	$2,495.1	$(516.1)	$(62.6)	$50.2	$1,888.5
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
OPERATING ACTIVITIES:
Net (loss) income	$(3.4)	$0.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40.8	33.7
Stock-based compensation expense	4.3	3.4
Amortization of debt issuance costs	1.5	0.9
Provision for doubtful accounts	0.6	0.7
Inventory obsolescence write down	0.3	0.5
Change in deferred income taxes	(2.6)	(5.7)
Loss on disposal of property, plant and equipment	0.1	0.1
(Gain) loss on foreign currency transactions	3.7	(2.8)
Amortization of inventory step-up	0.8	—
Changes in operating assets and liabilities:
Accounts receivable	(1.8)	31.1
Costs in excess of billings on uncompleted contracts	(4.7)	(2.1)
Inventories	(6.5)	(8.3)
Prepaid expenses and other current assets	(1.9)	(0.5)
Accounts payable	9.9	(2.3)
Accrued expenses and other current liabilities	(19.6)	(5.7)
Deferred contract revenue and liabilities	(4.2)	(4.4)
Other assets	(0.2)	0.3
Other liabilities	1.8	(3.7)
Net cash provided by operating activities	18.9	35.6
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment and badges	(9.5)	(8.5)
Proceeds from net investment hedge derivative contracts	0.3	0.9
Net cash used in investing activities	(9.2)	(7.6)
FINANCING ACTIVITIES:
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(4.1)	(1.9)
Purchases of stock for treasury	(16.0)	(18.6)
Financing costs	—	(0.5)
Proceeds from cash flow hedge derivative contracts	0.1	0.1
Other financing	0.1	(0.3)
Net cash used in financing activities	(19.9)	(21.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4.2)	3.8
Net (decrease) increase in cash, cash equivalents, and restricted cash	(14.4)	10.6
Cash, cash equivalents, and restricted cash at beginning of period	415.2	175.6
Cash, cash equivalents, and restricted cash at end of period	$400.8	$186.2

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

We provide products and services through our two operating and reportable segments; (i) Nuclear & Safety and (ii) Medical. The Nuclear & Safety segment provides robust, field ready personal radiation detection and identification equipment for defense applications and radiation detection and analysis tools for power plants, labs, and research applications. Nuclear power plant product offerings are used for the full nuclear power plant lifecycle including core detectors and essential measurement devices for new build, maintenance, decontamination and decommission equipment for monitoring and control during fuel dismantling and remote environmental monitoring. The Medical segment provides radiation oncology quality assurance, delivering patient safety solutions for diagnostic imaging and radiation therapy centers around the world, dosimetry solutions for monitoring the total amount of radiation medical staff members are exposed to over time, radiation therapy quality assurance solutions for calibrating and verifying imaging and treatment accuracy, and radionuclide therapy products for nuclear medicine applications such as shielding, product handling, and medical imaging furniture.

The Company is headquartered in Atlanta, Georgia and has operations in the United States, Canada, the United Kingdom, France, Germany, Finland, China, Belgium, the Netherlands, Estonia, Japan, and South Korea.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. The interim unaudited Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the period ended December 31, 2025, which include a complete set of footnote disclosures, including our significant accounting policies included in our Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned and majority-owned or controlled subsidiaries. For consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocated to noncontrolling interests is reported as “(Loss) income attributable to noncontrolling interests” in the unaudited Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated in consolidation.

The Company recognizes a noncontrolling interest for the portion of Class B common stock of Mirion IntermediateCo, Inc., a Delaware corporation and direct subsidiary of the Company (“IntermediateCo”) that is not attributable to the Company. See Note 19, Noncontrolling Interests.

Segments

The Company manages its operations through two operating and reportable segments: Nuclear & Safety and Medical. These segments align the Company’s products and service offerings with customer use in medical and industrial markets and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 15, Segment Information, for further detail.

Use of Estimates
Management estimates and judgments are an integral part of financial statements prepared in accordance with GAAP. We believe that the critical accounting policies listed below address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include but are not limited to: goodwill and intangible assets; estimated progress toward completion for certain revenue contracts; uncertain tax positions and tax valuation allowances.
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies described in Note 1 to the audited consolidated financial statements on Form 10-K for the period ended December 31, 2025.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $3.4 million as of March 31, 2026 and December 31, 2025.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.
The components of prepaid expenses and other current assets consist of the following (in millions):

	March 31, 2026	December 31, 2025
Prepaid insurance	$4.6	$3.4
Prepaid vendor deposits	4.9	3.8
Prepaid software expenses	5.0	5.4
Restricted cash	2.8	2.8
Short-term marketable securities	7.0	6.9
Income tax receivable and prepaid income taxes	13.9	13.2
Other tax receivables	0.7	1.4
Other current assets	15.8	16.5
	$54.7	$53.4
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $2.9 million for the periods ended March 31, 2026 and December 31, 2025, and were included in other liabilities on the unaudited Condensed Consolidated Balance Sheets. Accretion expense related to these liabilities was not material for any periods presented.

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
Contract Balances

Revenue earned in excess of billings on contracts in progress (contract assets) are classified in the unaudited Condensed Consolidated Balance Sheets in costs in excess of billings on uncompleted contracts. Amounts billed in excess of revenue earned (contract liabilities) are included in deferred contract revenue. Our billing terms for these over-time contracts are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions.

Milestone billing is aligned to the timing of the associated performance of the Company at the contract onset and generally occurs multiple times in a given twelve month period. Unexpected project delays could impact the contract asset or liability position during the course of a contract. Contract asset balances are reviewed by management for future credit losses by considering factors such as historical experience, the customers' financial condition and current economic conditions. In circumstances where the Company is aware of a specific customer's inability to meet its financial and contractual obligations, a specific reserve is recorded against the contract asset. As of March 31, 2026, one project accounts for more than 10% of the contract asset balance (11%). For more information, see Note 3, Contracts in Progress.
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of March 31, 2026 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $1,120.60 million and $1,104.3 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Company expects to recognize approximately 36%, 20%, 9%, and 6% of the remaining performance obligations as revenue during 2026, 2027, 2028 and 2029, respectively, and the remainder thereafter.
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
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of March 31, 2026 and December 31, 2025, no customer accounted for more than 10% of the accounts receivable balance. No single customer accounted for more than 10% of total revenues during the three months ended March 31, 2026, and March 31, 2025, respectively.
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

In November 2024, the FASB issued ASU 2024-03 "Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures." The ASU will improve the decision usefulness for investors by requiring public business entities to disclose more detailed information about their expenses such as (a) inventory and manufacturing expense, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, etc. The amendments will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments will be applied prospectively with an option for a retrospective application. The Company is evaluating the impact of this new standard and believes that the adoption will result in additional disclosures, but does not expect it to have any other impact on its consolidated financial statements
In September 2025, the FASB issued ASU 2025-06 "Intangibles—Goodwill and Other—Internal-Use Software." ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU makes targeted improvements to capitalization of costs for software developed or obtained for internal use. The amendment is expected to simplify the analysis for internal-use software cost capitalization, as entities no longer will be required to align capitalization to project stages that are not applicable to an agile development environment. The amendments will be effective for fiscal years beginning after December 15, 2027, in addition to the interim periods within those annual reporting periods, with early adoption permitted at the beginning of a reporting period. The Company is currently evaluating the impact of this ASU and plans to early adopt with prospective application beginning in fiscal year 2027.

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
Purchase of Certrec

On July 31, 2025, Mirion acquired 100% of the equity interest of Certrec for approximately $82.9 million of gross purchase consideration ($80.6 million, net of cash). Certrec is a leading supplier of regulatory compliance and digital integration solutions for the energy industry. Mirion management believes the Certrec business will be pivotal in expanding our offerings in the nuclear power market and further strengthen the development of Mirion's digital ecosystem.

Transaction costs related to Certrec were not material for the three months ended March 31, 2026.

Purchase of Paragon Energy Solutions

On December 1, 2025, Mirion acquired 100% of the outstanding membership interest of WCI-Gigawatt Intermediate Holdco, LLC, the indirect parent of Paragon Energy Solutions, LLC (“Paragon”) for $588.4 million of gross purchase consideration ($581.3 million, net of cash and net working capital adjustment), subject to final closing statement balances. As part of the Nuclear & Safety segment, Paragon is a leading provider of highly engineered solutions for large-scale nuclear power plants and small modular reactors (SMRs) in the United States. Mirion management believes that Paragon will provide Mirion's nuclear power customers with a more comprehensive suite of product offerings and services to meet their growing needs. Additionally, the addition of Paragon significantly enhances Mirion's presence in the U.S. nuclear power market and the developing SMR commercial entrants.

Transaction costs related to Paragon were not material for the three months ended March 31, 2026.

Fair value of Assets Acquired in 2025
The following table summarizes the total business enterprise value, comprised of the fair value of net assets acquired for the prior year acquisitions (in millions):

	Certrec	Paragon
Date of acquisition	July 31, 2025	December 1, 2025
Segment	Nuclear & Safety	Nuclear & Safety

	Provisional Amounts at March 31, 2026	Provisional Amounts at December 31, 2025	Measurement-period Adjustments	Provisional Amounts at March 31, 2026
Goodwill (1)	$55.7	$343.7	$(2.4)	$341.3

Amortizable intangible assets:
Developed technology (2)	19.9	52.1	—	52.1
Customer relationships (3)	8.6	171.3	3.1	174.4
Trade names (4)	1.4	12.6	—	12.6
Leasehold improvements (5)	—	2.0	—	2.0
Backlog (6)	—	12.5	0.1	12.6
Total amortizable intangible assets	$29.9	$250.5	$3.2	$253.7

Tangible assets and liabilities:
Cash	$2.3	$4.6	$—	$4.6
Restricted cash—current	—	2.5	—	2.5
Accounts receivable, net	0.7	14.3	—	14.3
Costs in excess of billings	—	12.4	—	12.4
Inventories	—	16.3	1.6	17.9
Prepaid expenses and other currents assets	0.1	2.3	—	2.3
Property, plant, and equipment, net	—	1.4	—	1.4
Other assets	0.8	2.3	(0.6)	1.7
Accounts payable	(0.3)	(6.9)	—	(6.9)
Deferred contract revenue	(4.2)	(11.0)	—	(11.0)
Accrued expenses and other current liabilities	(1.6)	(9.9)	(0.6)	(10.5)
Deferred income taxes, non-current	—	(32.9)	(1.2)	(34.1)
Other liabilities, non-current	(0.5)	(1.2)	—	(1.2)
Net tangible assets acquired	$(2.7)	$(5.8)	$(0.8)	$(6.6)

Purchase consideration	$82.9	$588.4	$—	$588.4
Less: cash and restricted cash acquired	2.3	7.1	—	7.1
GAAP purchase consideration, net of cash acquired	$80.6	$581.3	$—	$581.3
(1)The goodwill of $55.7 million and $341.3 million, respectively, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed and is attributable to the acquired assembled workforce and expected revenue and cost synergies. A portion of the goodwill recognized is expected to be deductible for income tax purposes. The purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.
(2)The useful life for developed technology ranges from 5-15 years.
(3)The useful life for customer relationships is 10 years.
(4)The useful life for trade names is 10 years.
(5)The useful life for leasehold improvements is 3.6 years.
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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company's results of operations for the three months ended March 31, 2025, to illustrate the estimated effects of the acquisitions of Certrec and Paragon as if they had occurred on January 1, 2024. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company's operating results that may have actually occurred had the acquisitions been completed on January 1, 2024. The unaudited pro forma financial information does not reflect the expected realization of any anticipated cost savings, operating efficiencies, or other synergies that may have been associated with the acquisitions.

(amounts in millions)	Three Months Ended March 31, 2025
Total revenues	$232.3
Net loss	$(3.7)
Net loss attributable to Mirion Technologies, Inc. stockholders	$(3.8)

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisitions had occurred on January 1, 2025, to give effect to certain events the Company believes to be directly attributable to the acquisitions. These pro forma adjustments primarily include:
•A net increase in cost of revenues, depreciation, and amortization expense that would have been recognized due to acquired inventory, property, plant and equipment, operating leases and intangible assets;
•An increase in amortization of deferred financing costs that would have been recognized due to the convertible senior notes obtained to finance the transaction; and
•A change in income tax expense to reflect the income tax effect of the pro forma adjustments based upon an estimated blended statutory rate of 23%.

3. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	March 31, 2026	December 31, 2025
Costs incurred on contracts (from inception to completion)	$479.1	$466.9
Estimated earnings	277.1	282.4
Contracts in progress	756.2	749.3
Less: billings to date	(674.5)	(680.2)
	$81.7	$69.1
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

The carrying amounts related to uncompleted construction-type contracts are included in the accompanying unaudited Condensed Consolidated Balance Sheets under the following captions (in millions):

	March 31, 2026	December 31, 2025
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$98.9	$93.8
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	19.6	21.5
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(34.8)	(43.7)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(2.0)	(2.5)
	$81.7	$69.1
(1) Included in other assets within the unaudited Condensed Consolidated Balance Sheets.
(2) Included in deferred contract revenue – current within the unaudited Condensed Consolidated Balance Sheets.
(3) Included in other liabilities within the unaudited Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2026, the Company has recognized revenue of $17.1 million related to the contract liabilities balance as of December 31, 2025.
4. Inventories
The components of inventories consist of the following (in millions):

	March 31, 2026	December 31, 2025
Raw materials	$80.0	$82.9
Work in progress	41.8	34.7
Finished goods	36.1	35.0
	$157.9	$152.6

5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	March 31, 2026	December 31, 2025
Land, buildings, and leasehold improvements	3 - 39 years	$57.6	$58.0
Machinery and equipment	5 - 15 years	66.6	67.8
Badges	3 - 5 years	42.3	41.3
Furniture, fixtures, computer equipment and other	3 - 10 years	25.3	24.7
Software development costs	3 - 5 years	46.2	43.7
Construction in progress (1)	—	18.4	15.8
		256.4	251.3
Less: accumulated depreciation		(103.8)	(96.4)
		$152.6	$154.9
(1) Includes $7.0 million and $3.9 million of Construction in progress for internally developed software as of March 31, 2026, and December 31, 2025, respectively.

Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Depreciation expense in:
Cost of revenues	$5.8	$5.5
Operating expenses	$4.0	$2.8

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2026	December 31, 2025
Compensation and related benefit costs	$40.5	$51.8
Customer deposits	14.4	19.5
Accrued commissions	1.4	1.6
Accrued warranty costs	6.9	6.8
Non-income taxes payable	9.9	12.8
Pension and other post-retirement obligations	0.3	0.3
Income taxes payable	4.7	6.6
Restructuring	—	0.3
Deferred and contingent consideration	1.1	1.1
Other accrued expenses	16.5	15.6
Total	$95.7	$116.4
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
No goodwill impairment was recognized for the three months ended March 31, 2026, and March 31, 2025, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of March 31, 2026, and December 31, 2025 (in millions):

	Nuclear & Safety	Medical	Consolidated
Balance—December 31, 2025	$1,238.4	$634.0	$1,872.4
Measurement period adjustment	(2.4)	—	(2.4)
Translation adjustment	(9.6)	—	(9.6)
Balance—March 31, 2026	$1,226.4	$634.0	$1,860.4
A portion of goodwill is deductible for income tax purposes.
Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	March 31, 2026		December 31, 2025
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$2,072.2	$(211.8)	$2,084.2	$(211.8)
Intangible Assets
Intangible assets primarily consist of our developed technology, customer relationships, remaining performance obligations, and trade names at the time of acquisition through business combinations. The customer relationships definite lived intangible assets are amortized either using the double declining balance method or on a straight-line basis, while all other definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (dollars in millions):

		March 31, 2026
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$525.8	$(253.0)	$272.8
Distributor relationships	7 - 13	61.1	(32.3)	28.8
Developed technology	5 - 16	342.5	(150.4)	192.1
Trade names	3 - 10	115.0	(45.7)	69.3
Remaining performance obligations and other	1 - 4	15.2	(2.2)	13.0
Total		$1,059.6	$(483.6)	$576.0

		December 31, 2025
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$524.6	$(240.5)	$284.1
Distributor relationships	7 - 13	61.2	(30.6)	30.6
Developed technology	5 - 16	345.0	(140.1)	204.9
Trade names	3 - 10	115.8	(43.1)	72.7
Remaining performance obligations and other	1 - 4	15.1	(1.1)	14.0
Total		$1,061.7	$(455.4)	$606.3

Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Amortization expense for intangible assets in:
Cost of revenues	$6.9	$6.8
Operating expenses	$24.1	$18.6
Estimated future amortization of intangible assets is as follows (in millions):

Remainder of 2026	$87.6
Year ending December 31:
2027	103.6
2028	86.2
2029	70.0
2030	62.1
Thereafter	166.5
Total	$576.0
8. Borrowings
Debt (excluding convertible debt) consists of the following (in millions):

	March 31, 2026	December 31, 2025
2021 Credit Agreement	$450.0	$450.0
Other	1.6	1.6
Total debt	451.6	451.6
Less: debt, current	(1.6)	(1.6)
Less: deferred financing costs	(6.5)	(6.9)
Debt, non-current	$443.5	$443.1

As of March 31, 2026 and December 31, 2025, the fair market value of the Company’s 2021 Credit Agreement (defined below) was $450.0 million and $452.3 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining debt approximates the respective carrying amounts as of March 31, 2026 and December 31, 2025.
2021 Credit Agreement
The Company maintains a credit agreement (the “2021 Credit Agreement”) among Mirion IntermediateCo Inc., a Delaware corporation, as Holdings, Mirion Technologies (US Holdings), Inc., as the Parent Borrower, Mirion Technologies (US), Inc., as the Subsidiary Borrower, the lending institutions party thereto, and Citibank, N.A., as the Administrative Agent and Collateral Agent.
The 2021 Credit Agreement, as amended, provides for an $830.0 million senior secured first lien term loan facility and a $175.0 million senior secured revolving facility (collectively, the “Credit Facilities”). The term loan facility is scheduled to mature on June 5, 2032. The revolving facility is scheduled to expire and mature on March 21, 2030, subject to a “springing” maturity date that is 91 days prior to the maturity date of the outstanding term loan under the 2021 Credit Agreement (but only to the extent the outstanding principal amount of the term loan exceeds $100.0 million on the date of determination, and a final stated maturity date that is earlier than 91 days after March 21, 2030). The agreement requires the payment of a commitment fee of 0.50% per annum for unused revolving commitments, subject to stepdowns to 0.375%

per annum and 0.25% per annum upon the achievement of specified leverage ratios. Any outstanding letters of credit issued under the 2021 Credit Agreement reduce the availability under the revolving line of credit.

The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on the Secured Overnight Financing Rate (“SOFR”) for borrowings in U.S. dollars, a floating rate formula based on Euro Interbank Offered Rate (“EURIBOR”) for borrowings in Euro or a floating rate formula based on the Sterling Overnight Index Average (“SONIA”) for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing.
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on March 31, 2026 and December 31, 2025.

The interest rate on the term loan was 5.67% and 5.78% as of March 31, 2026 and December 31, 2025, respectively, based on SOFR and the applicable margin rate of 2.00%. The Company had no repayments during the three months ended March 31, 2026, and repaid $244.6 million during the twelve months ended December 31, 2025.
The 2021 Credit Agreement requires the payment of a commitment fee of 0.25% per annum for unused commitments. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of March 31, 2026 and December 31, 2025. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $17.9 million and $15.7 million for the periods ended March 31, 2026 and December 31, 2025, respectively. The amount available on the revolver as of March 31, 2026 and December 31, 2025 was approximately $157.1 million and $159.3 million, respectively.
Deferred Financing Costs
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
For the three months ended March 31, 2026 and 2025, we incurred approximately $0.5 million and $0.9 million, of amortization expense of the deferred financing costs, respectively.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of March 31, 2026 and December 31, 2025, there were no outstanding amounts under these arrangements.

Accounts Receivable Sales Agreement
We are party to agreements to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution and an unaffiliated Finnish financial institution without recourse. Under these agreements, the Company can sell up to €10.0 million ($11.5 million) and €12.4 million ($14.6 million) as of March 31, 2026 and December 31, 2025, respectively, of eligible accounts receivables. The accounts receivable under these agreements are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of March 31, 2026 and December 31, 2025, there was no balance for both periods outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for all periods presented and are included in selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €58.2 million ($65.6 million) and €73.5 million ($85.4 million), as of March 31, 2026 and December 31, 2025, respectively, subject to certain local restrictions. As of March 31, 2026 and December 31, 2025, there were €28.9 million ($33.2 million) and €37.3 million ($43.9 million), respectively, of the lines that had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $2.9 million for both periods ending March 31, 2026, and December 31, 2025, respectively.
At March 31, 2026, contractual principal payments of total borrowings are as follows (in millions):

Remainder of 2026	$1.6
Year ending December 31:
2027	—
2028	—
2029	—
2030	—
Thereafter	450.0
Gross Payments	451.6
Unamortized debt issuance costs	(6.5)
Total borrowings, net of debt issuance costs	$445.1

9. Convertible Debt
Convertible debt consists of the following (in millions):

	March 31, 2026	December 31, 2025
2030 notes	$400.0	$400.0
2031 notes	375.0	375.0
Total convertible debt	775.0	775.0
Less: deferred financing costs	(19.5)	(20.5)
Convertible debt	$755.5	$754.5
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
If the Company undergoes a fundamental change at any point, as defined in the May Indenture, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2030 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for holders who elect to convert their 2030 Notes in connection with such a corporate event. The conditions allowing holders of the 2030 Notes to convert were not met during the three months ended March 31, 2026.
Convertible Senior Notes due 2031
On September 30, 2025, concurrently with an offering of Mirion's Class A common stock, the Company completed a private offering of $375.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2031, including the initial purchasers’ exercise in full of their option to purchase additional Notes (the “2031 Notes”). The Company's used the net proceeds from these transactions to consummate a purchase of all of the outstanding membership interests of WCI-Gigawatt Intermediate Holdco, LLC, as the indirect parent of Paragon Energy Solutions, LLC, for $585.0 million pursuant to the equity purchase agreement signed September 24, 2025. The acquisition closed on December 2, 2025. Refer to Note 2, Business Combinations, Acquisitions, and Business Disposals, for additional information.
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
If the Company undergoes a fundamental change at any point, as defined in the September Indenture, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2031 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased plus any unpaid special interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for holders who elect to convert their 2031 Notes in connection with such a corporate event. The conditions allowing holders of the 2031 Notes to convert were not met during the three months ended March 31, 2026.
Interest and Maturity

The 2030 Notes and 2031 Notes are classified as long-term liabilities, net of issuance costs of $10.4 million and $9.1 million, respectively, as of March 31, 2026, and $12.4 million and $9.9 million, respectively, as of December 31, 2025, on the unaudited Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the net carrying amount of the 2030 Notes and 2031 Notes approximates fair value. As the 2030 Notes and 2031 Notes were not issued at a premium, no portion of the proceeds from the issuance of the 2030 Notes and 2031 Notes met the requirements to be accounted for separately as a component of stockholders’ equity. The 2030 Notes and 2031 Notes were issued at par, and costs associated with the issuance of the 2030 Notes and 2031 Notes are amortized to interest expense over the contractual term of the respective Notes. Interest expense (including amortization of deferred issuance costs) recognized related to the 2030 Notes for the three months ended March 31, 2026 was $0.9 million. No special interest was recorded for the 2031

Notes and amortization of deferred financing costs of $0.4 million was recorded for the 2031 Notes during the three months ended March 31, 2026. As of March 31, 2026, the effective interest rate of the 2030 Notes is 0.88%.
At March 31, 2026, future maturities of the 2030 Notes and 2031 Notes are as follows (in millions):

Remainder of 2026	$—
Year ending December 31:
2027	—
2028	—
2029	—
2030	400.0
Thereafter	375.0
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

The Company evaluated the May and September Capped Call Transactions and determined that they should be accounted as separate transactions from the 2030 Notes and 2031 Notes, respectively. The costs of $44.6 million to purchase the May Capped Call Transactions and $38.0 million to purchase the September Capped Call Transactions were recorded as a reduction to additional paid-in capital in the unaudited Condensed Consolidated Balance Sheets during the year ended December 31, 2025, with no changes in the three months ended March 31, 2026 since they are indexed to the Company’s stock and met the criteria to be classified in stockholders' equity in accordance with ASC 815-40, Contracts in Entity's Own Equity.

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

The table below presents the locations of the operating lease assets and liabilities in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively (in millions):

	Balance Sheet Line Item	March 31, 2026	December 31, 2025
Operating lease assets	Operating lease right-of-use assets	$30.8	$32.1

Operating lease liabilities:
Current operating lease liabilities	Operating lease liability, current	$7.7	$7.7
Non-current operating lease liabilities	Operating lease liability, non-current	25.5	26.8
Total operating lease liabilities:		$33.2	$34.5

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2026, and December 31, 2025, respectively, are:

	March 31, 2026	December 31, 2025
Operating leases
Weighted average remaining lease term (in years)	5.4	5.3
Weighted average discount rate	5.36%	5.35%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 (in millions):

Year ending December 31:
2026	$7.1
2027	8.8
2028	6.9
2029	5.1
2030	4.1
Thereafter	5.9
Total undiscounted future minimum lease payments	37.9
Less: Imputed interest	(4.7)
Total operating lease liabilities	$33.2

For the three months ended March 31, 2026, operating lease costs (as defined under ASU 2016-02) were $2.1 million and for the three months ended March 31, 2025, operating lease costs were $1.6 million. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the unaudited Condensed Consolidated Statements of Operations. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.4 million for the three months ended March 31, 2026, and $2.1 million for three months ended March 31, 2025, and these amounts are included in operating activities in the unaudited Condensed Consolidated Statements of Cash Flows. Operating lease assets obtained in exchange for new operating lease liabilities were $0.9 million for the three months ended March 31, 2026 and $0.1 million for the three months ended March 31, 2025.

11. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of March 31, 2026, unconditional purchase obligations were as follows (in millions):

Year ending December 31:
2026	$61.9
2027	17.4
2028	2.2
2029	1.1
Thereafter	1.5
Total	$84.1
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

In April 2023, one of our Russian customers made a claim against the Company, including liquidated damages for certain delays under the terms of an active project, in the amount of $19.3 million, and sent an updated claim statement in October 2023 totaling $21 million ($18 million of which accrue daily penalties), subject to a $14 million contractual cap (all amounts converted from Euros to U.S. Dollars). In November 2024, the Company reached an agreement to modify the underlying contract and the claim was fully rescinded by the customer. This agreement was fully executed in March 2026 after the obtainment of customary performance guarantees (which had been previously delayed due to certain Russian sanctions). The fully executed agreement did not have a material impact to our financial statements.

12. Income Taxes
The effective income tax rate was 34.6% and 33.3% for the three months ended March 31, 2026, and 2025, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) and many countries have incorporated Pillar Two model rule concepts into their domestic laws. Pillar Two legislation was effective for the Company for the year ended December 31, 2025. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. For the three months ended March 31, 2026, there was no impact from Pillar Two on our consolidated financial statements.

13. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash Paid For:
Cash paid for interest	$6.7	$11.8
Cash paid for income taxes	$3.5	$3.1
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accrued expense and other liabilities	$0.5	$0.5
Property, plant, and equipment purchases in accounts payable	$1.0	$0.2
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows (in millions).

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$397.9	$412.3
Restricted cash—current (included within prepaid expenses and other current assets)	2.8	2.8
Restricted cash—non-current (included within other assets)	0.1	0.1
Total cash, cash equivalents, and restricted cash	$400.8	$415.2
Amounts included in restricted cash represent funds with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers.
14. Stock-Based Compensation
Stock-based compensation is awarded to employees and directors of the Company and accounted for in accordance with ASC 718, “Compensation—Stock Compensation”. Stock-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. Stock-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur. The Company uses various forms of long-term incentives including, but not limited to restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), provided that the granting of such equity awards is in accordance with the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”) as filed on Form S-8 with the SEC on December 27, 2021.

2021 Omnibus Incentive Plan
We adopted and obtained stockholder approval at the special meeting of the stockholders on October 19, 2021 of the 2021 Plan. We initially reserved 19,952,329 shares of our Class A common stock for issuance pursuant to awards under the 2021 Plan. The total number of shares of our Class A common stock available for issuance under the 2021 Plan will be increased on the first day of each fiscal year following the date on which the 2021 Plan was adopted in an amount equal to the least of (i) three percent (3%) of the outstanding shares of Class A common stock on the last day of the immediately preceding fiscal year, (ii) 9,976,164 shares of Class A common stock and (iii) such number of shares of Class A common stock as determined by the Committee (as defined and designated under the 2021 Plan) in its discretion. Pursuant to these automatic increase provisions, the number of shares of our Class A common stock reserved for issuance pursuant to awards under the 2021 Plan increased to 52,609,685 shares at January 1, 2026 (excluding the impact of grants and forfeitures plan to date). Any employee, director or consultant of the Company or any of its subsidiaries or affiliates is eligible to receive an award under the 2021 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations. The 2021 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, PSUs, other stock-based awards, or any combination thereof. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.
The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended March 31, 2026, the Company granted 280,156 RSUs and 993,815 PSUs to certain employees. During the three months ended March 31, 2025, the Company granted 207,999 RSUs and 625,550 PSUs to certain employees. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) years with equal annual installments vesting on the anniversary of the grant date. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

The PSUs granted during the three months ended March 31, 2026 and 2025 vest over a three-year performance period beginning on January 1 of the grant year and are subject to service and performance/market vesting conditions. The number of PSUs to be earned is determined based upon attainment of certain performance goals over the course of the performance period. PSUs are considered variable in that compensation could range from zero to 200% of the award agreement's target contingent on the performance level attained. There were two tranches of awards granted in 2026, one on January 1, 2026 and one on March 1, 2026.

For awards granted on March 1, 2026, 35% of the PSU awards shall vest based on a performance condition determined by the Company's adjusted EBITDA margin for calendar year 2028, and 35% shall vest based on a performance condition determined by the Company's cumulative organic revenue growth through the performance period, both with interpolated achievement levels. The remaining 30% of the PSU awards shall vest based on a performance condition determined by the Company’s cumulative management adjusted free cash flow with interpolated achievement levels. If certain minimum performance levels are not attained in the performance period, none of the PSUs will become vested. The overall payout result per the performance conditions shall be adjusted based on a market condition modifier (+/- 15% for 2026 grants), determined by the Company's relative total shareholder return (TSR) during the respective performance period, measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index.

In addition to the above Company PSU awards and effective January 1, 2026, PSUs were awarded to certain Paragon employees as part of the acquisition (see Note 2, Business Combinations, Acquisitions, and Business Disposals, for further details regarding the Paragon acquisition). For these awards, 50% shall vest based on a three-year performance condition determined by North American organic revenue growth through the performance period, and 50% shall vest based on a three-year performance condition determined by North American cumulative adjusted EBITDA for the performance period, both with interpolated achievement levels. If certain minimum performance levels are not attained in the performance period, none of the PSUs will vest. Furthermore, these awards are subject to maintaining employment with the Company during the three-year performance period. Since these awards contain a service condition, they are considered stock compensation and not part of the purchase price in the Paragon acquisition.

For awards granted in 2025, 50% of the PSU awards shall vest based on a performance condition determined by the Company's adjusted EBITDA with interpolated achievement levels. The remaining 50% of the PSU awards shall vest based on a performance condition determined by the Company’s cumulative management adjusted free cash flow with interpolated achievement levels. If certain minimum performance levels are not attained in the performance period, none of the PSUs will become vested. The overall payout result per the performance conditions shall be adjusted based on a market condition modifier (+/- 25% for 2025 grants), determined by the Company's relative total shareholder return (TSR) during the respective performance period, measured as a comparative percentile to the Company’s peers in the Russell 2000 Industrials index.

During the three months ended March 31, 2026, $4.3 million of stock-based compensation expense was recorded, of which $0.2 million was related to non-employee directors. During the three months ended March 31, 2025, $3.3 million of stock-based compensation expense was recorded, of which $0.2 million was related to non-employee directors.

15. Segment Information
The Company manages its operations through two operating and reportable segments: Nuclear & Safety and Medical. These segments align the Company’s products and service offerings to customers and are consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment using operating income (loss). The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures, and markets distinct products and services.
Description of Segments
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

	Three Months Ended March 31, 2026
	Nuclear & Safety	Medical	Total

Revenues	$185.5	$72.1	$257.6
Less:
Adjusted cost of revenues (1)	99.5	25.4	124.9
Other segment items (2)	65.1	38.9	104.0
Segment income from operations	$20.9	$7.8	$28.7
Other loss (3)			(25.0)
Income from operations			3.7
Less other expense (income):
Interest expense			8.4
Interest income			(3.4)
Foreign currency loss, net			3.7
Other expense, net			0.2
Consolidated loss before income taxes			$(5.2)

	Three Months Ended March 31, 2025
	Nuclear & Safety	Medical	Total

Revenues	$133.4	$68.6	$202.0
Less:
Adjusted cost of revenues (1)	69.2	24.5	93.7
Other segment items (2)	42.5	37.4	79.9
Segment income from operations	$21.7	$6.7	$28.4
Other loss (3)			(19.7)
Income from operations			8.7
Less other expense (income):
Interest expense			12.5
Interest income			(1.9)
Foreign currency gain, net			(2.8)
Other expense, net			0.3
Consolidated income before income taxes			$0.6
(1) Adjusted cost of revenues is a significant expense category, and amounts align with the segment-level information that is regularly provided to the CODM. Adjusted cost of revenues is defined by management as cost of revenues adjusted for purchase accounting impacts and excluding depreciation, amortization, and other segment expenses identified as non-operating by management.
(2) Other segment items included in segment income from operations for each segment include research and development expenses; selling and marketing expenses; general and administrative expenses; and any amounts excluded from cost of revenues to determine adjusted costs of revenues (e.g., depreciation, amortization, and other segment expenses identified as non-operating by management).
(3) Other loss consists of research and development expenses; selling and marketing expenses; and general and administrative expenses not allocated to the segments.

The following table summarizes capital expenditures and depreciation and amortization for each reportable segment (in millions):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Capital expenditures
Nuclear & Safety	$4.8	$3.5
Medical	3.7	4.7
Total operating and reportable segments	8.5	8.2
Corporate and other	0.7	0.3
Total capital expenditures	$9.2	$8.5
Depreciation and amortization
Nuclear & Safety	$24.3	$17.0
Medical	16.2	16.4
Total operating and reportable segments	40.5	33.4
Corporate and other	0.3	0.3
Total depreciation and amortization	$40.8	$33.7
The Company’s assets by reportable segment were not included, as this information is not reviewed by, nor otherwise provided to, the chief operating decision maker to make operating decisions or allocate resources.
The following details revenues by geographic region. Revenues generated from external customers are attributed to geographic regions through sales from site locations (i.e., point of origin) (in millions):

	Revenues
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
North America
Nuclear & Safety	$110.2	$68.7
Medical	64.8	62.0
Total North America	175.0	130.7
Europe
Nuclear & Safety	70.6	58.9
Medical	7.3	6.6
Total Europe	77.9	65.5
Asia Pacific
Nuclear & Safety	4.7	5.8
Medical	—	—
Total Asia Pacific	4.7	5.8
Total Revenues	$257.6	$202.0

The following details revenues by product for each segment (in millions):

	Revenues
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Nuclear & Safety segment:
Nuclear power	$125.8	$84.1
Labs and research	28.3	26.8
Other	31.4	22.5
Medical segment:
Cancer care	55.3	51.0
Other	16.8	17.6
Total Revenues	$257.6	$202.0
The following details revenues by timing of recognition (in millions):

	Revenues
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Point in time	$167.8	$129.9
Over time	89.8	72.1
Total revenues	$257.6	$202.0

The following details property, plant, and equipment, net, by geography (in millions):

	Property, Plant, and Equipment, Net
	March 31, 2026	December 31, 2025
North America	$93.9	$93.4
Europe	58.6	61.4
Asia Pacific	0.1	0.1
Total	$152.6	$154.9
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

Level 3 – Inputs are unobservable and require significant management judgment or estimation.
The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 13)	$400.8	$—	$—
Discretionary retirement plan	$6.4	$0.3	$—
Accrued interest receivable on cross-currency swaps (Note 17)	$—	$0.1	$—
Interest rate swaps (Note 17)	$—	$0.2	$—
Liabilities
Discretionary retirement plan	$6.4	$0.3	$—
Cross-currency rate swaps (Note 17)	$—	$35.1	$—

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 13)	$415.2	$—	$—
Discretionary retirement plan	$5.6	$1.0	$—
Accrued interest receivable on cross-currency swaps (Note 17)	$—	$0.1	$—
Liabilities
Discretionary retirement plan	$5.6	$1.0	$—
Interest rate swap (Note 17)	$—	$0.1	$—
Cross-currency rate swaps (Note 17)	$—	$40.7	$—
Cash equivalents include investments in money market funds which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.
The cross-currency rate swaps and the interest rate swaps are no exchange traded instruments, and their fair value is determined using the cash flows of the swap contracts, discount rates to account for the passage of time, current foreign exchange market data, current interest rate (SOFR) data, and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements.

17. Derivatives and Hedging

The Company’s policy requires derivatives to be used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EUR and USD. As such, the Company entered into two cross-currency rate swaps during the year ended December 31, 2022, to manage currency risks related to our investments in foreign operations. During the year ended December 2025, the Company extended one cross-currency rate swap derivative by two years. During the three months ended March 31, 2026, the Company extended the other cross-currency rate swap derivative by thirty-three months.The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) during the year ended December 31, 2023, as well as an additional interest rate swap (notional amount of $100.0 million) during the year ended December 31, 2025, to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments (collectively, the “interest rate swaps”).
All derivative instruments are carried at fair value in the unaudited Condensed Consolidated Balance Sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets:
Accrued interest receivable on cross-currency rate swaps	Prepaid expenses and other currents assets	$0.1	$0.1
Interest rate swaps	Prepaid expenses and other currents assets	0.2	—
Total assets		$0.3	$0.1
Liabilities:
Interest rate swaps	Derivative liabilities, current	$—	$0.1
Cross-currency rate swap	Derivative liabilities, current	—	20.6
Cross-currency rate swap	Other non-current liabilities	35.1	20.1
Total liabilities		$35.1	$40.8
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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	March 31, 2026	December 31, 2025
Cross-currency rate swaps	€238.8	€238.8	$5.6	$(9.4)
Total	€238.8	€238.8	$5.6	$(9.4)
In 2025, the Company amended one of the cross-currency rate swaps to extend the maturity to December 31, 2027. During three months ended March 31, 2026, the Company amended another cross-currency rate swap to extend the maturity to December 29, 2028. As a part of each amendment, the relevant cross-currency rate swap was dedesignated from previous hedge accounting, and then redesignated as a net investment hedge, resulting in an immaterial off-market impact to the excluded interest component which will be recognized systematically into earnings over the life of the derivative.
The Company did not reclassify any gains or losses related to net investment hedges from AOCL into earnings during the three months ended March 31, 2026 and March 31, 2025, respectively. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 31, 2026 and 2025. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified as investing or financing activities in the unaudited Condensed Consolidated Statements of Cash Flows.

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

During the three months ended March 31, 2026 the interest rate swaps resulted in gains of $0.3 million recognized in other comprehensive income (“OCI”). Gains of $0.1 million in income were recognized through interest expense and reclassified from OCI during the same period. During the three months ended March 31, 2025, the interest rate swaps resulted in losses of $0.1 million recognized in OCI. Gains of $0.1 million in income were recognized through interest expense and reclassified from OCI during the same period. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified as financing activities in the unaudited Condensed Consolidated Statements of Cash Flows. In addition, the Company did not have any ineffectiveness related to the interest rate swaps during the three months ended March 31, 2026.

18. (Loss) Earnings Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted (loss) earnings per common share is as follows (in millions, except per share amounts):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net (loss) earnings attributable to Mirion Technologies, Inc. shareholders	$(3.4)	$0.3

Weighted average common shares outstanding — basic	244.663	225.655
Effect of potentially dilutive securities — stock-based awards	—	1.263
Weighted average common shares outstanding — diluted	244.663	226.918

Net (loss) earnings per common share attributable to Mirion Technologies, Inc. — basic	$(0.01)	$—
Net (loss) earnings per common share attributable to Mirion Technologies, Inc. — diluted	$(0.01)	$—
Net (loss) earnings per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic (loss) earnings per share is computed by dividing (loss) earnings available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted earnings per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The weighted average number of potentially dilutive common shares related to employee stock-based awards and convertible debt excluded as they would be anti-dilutive for the three months ended March 31, 2026 were 2.991 million and 30.321 million, respectively.

The following classes of common stock were considered in the (loss) earnings per share calculation.

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

19. Noncontrolling Interests

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

As of March 31, 2026, the Company recognized noncontrolling interests for the 5,864,555 shares, representing approximately 2.3% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company. As of December 31, 2025, the Company recognized noncontrolling interests for the 5,869,555 shares, representing approximately 2.3% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company.

As of March 31, 2026, noncontrolling interests of $50.2 million were reflected in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

20. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	March 31, 2026	December 31, 2025
Cumulative foreign currency translation adjustment, net of tax	$(39.9)	$(25.1)
Unrealized gain on pension and postretirement benefit plans, net of tax	2.5	2.5
Unrealized loss on net investment hedges, net of tax	(28.1)	(32.4)
Unrealized gain (loss) on cash flow hedges, net of tax	0.2	(0.1)
Less: cumulative loss attributable to noncontrolling interests	(2.7)	(2.5)
Accumulated other comprehensive loss	$(62.6)	$(52.6)
21. Subsequent Events

On April 9, 2026, the Board of Directors approved a special one-time grant of performance vesting stock options to the Company's Founder, Chairman, and Chief Executive Officer, Thomas Logan. The grant is designed to incentivize and retain him during this important time for the Company. Mr. Logan was granted a target number of 2,500,000 performance vesting stock options that have a seven-year term, and vest based on both his continued service to the Company (as an employee or a member of the Board) and the achievement of certain levels of total shareholder return (TSR) by the Company measured over two equally weighted three- and four-year performance periods (measured from the date of grant through the third and fourth anniversary thereof, respectively). The total compensation can range from 0% to 150% of the award agreement's target, contingent on the performance level attained. Any shares vesting from either tranche are further subject to a one-year holding period following the applicable vesting date. The Company is currently evaluating the impact of this award.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of Mirion’s financial condition and results of operations together with the unaudited Condensed Consolidated Financial Statements and related notes of Mirion Technologies, Inc. that are included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and the notes related thereto for the year ended December 31, 2025, that are included in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Mirion” and “the Company” refer to the business and operations of Mirion Technologies, Inc. and its consolidated subsidiaries. Unless the context otherwise requires or unless otherwise specified, all dollar amounts in this section are in millions.
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
•Our revenues were $257.6 million for the three months ended March 31, 2026, and $202.0 million for the three months ended March 31, 2025, of which 72.0% and 66.0% were generated in the Nuclear & Safety segment for the three months ended March 31, 2026 and 2025, respectively, and 28.0% and 34.0% were generated in the Medical segment for the three months ended March 31, 2026 and 2025.
•Remaining performance obligations (representing committed but undelivered contracts and purchase orders) was $1,120.6 million and $1,104.3 million as of March 31, 2026, and December 31, 2025, respectively.
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

The following key factors affecting our performance have included, and we anticipate they will continue to affect our future results:
•Nuclear end market trends—Growth and operating results in our Nuclear & Safety segment are impacted by:
•Our products are installed at the vast majority of addressable active nuclear power reactors globally, creating full lifecycle sales opportunities. This installed base drives recurring revenue through replacement and service cycles associated with our offerings and the typical 40 to 100 year operating life cycle of a nuclear power plant (“NPP”);
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
•Geopolitical and Trade Conditions—Geopolitical and trade conditions, including related to matters affecting Russia, the relationship between the United States and China, and conflict in the Middle East (including the U.S.-Israel-Iran conflict), have impacted and may continue to impact us, through increased inflation, limited availability of certain commodities, supply chain disruption, disruptions to our global technology infrastructure, including cyberattacks, increased terrorist activities, volatility or disruption in the capital markets, and delays or cancellations of customer projects.
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
•Foreign remittance taxes have not been provided on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in operations. Changes in our intentions regarding reinvestment of such earnings could impact our income tax provision, cash taxes paid and effective tax rate; and
•The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) and many countries have incorporated Pillar Two model rule concepts into their domestic laws. Pillar Two legislation was effective for the Company for the year ended December 31, 2025. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. While we continue to expect the impact to be immaterial, Pillar Two could impact our cash taxes paid and effective tax rate.
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

The following tables present a reconciliation of certain non-GAAP financial measures for the three months ended March 31, 2026, and for the three months ended March 31, 2025.

(In millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net (loss) income	$(3.4)	$0.4
Interest expense, net	5.0	10.6
Income tax expense	(1.8)	0.2
Amortization	31.0	25.4
EBITA	$30.8	$36.6
Depreciation	9.8	8.3
EBITDA	$40.6	$44.9
Stock-based compensation expense	4.3	3.4
Foreign currency (gain) loss, net	3.7	(2.8)
Cost of revenues impact from inventory valuation purchase accounting	0.8	—
Non-operating expenses(1)(2)	4.9	1.2
Adjusted EBITDA	$54.3	$46.7
(1)Pre-tax non-operating expenses of $4.9 million for the three months ended March 31, 2026 include $4.6 million of mergers and acquisitions expenses, primarily consisting of nonrecurring third-party consulting and professional fees..
(2)Pre-tax non-operating expenses of $1.2 million for the three months ended March 31, 2025 include $0.7 million of one-time consulting fees related to IT services sourcing excellence and $0.5 million of consulting costs related to Nuclear & Safety segment enterprise resource planning software upgrades.
The following tables present a reconciliation of GAAP income from operations to non-GAAP Adjusted EBITDA by segment for the three months ended March 31, 2026, and the three months ended March 31, 2025.

	Three Months Ended March 31, 2026
(In millions)	Nuclear & Safety	Medical	Corporate & Other	Consolidated
Income from operations	$20.9	$7.8	$(25.0)	$3.7
Amortization	19.6	11.4	—	31.0
Depreciation	4.7	4.8	0.3	9.8
Stock-based compensation	0.7	0.6	3.0	4.3
Cost of revenues impact from inventory valuation purchase accounting	0.8	—	—	0.8
Non-operating expenses	0.1	—	4.8	4.9
Other expense / income	—	—	(0.2)	(0.2)
Adjusted EBITDA	$46.8	$24.6	$(17.1)	$54.3

	Three Months Ended March 31, 2025
(In millions)	Nuclear & Safety	Medical	Corporate & Other	Consolidated
Income from operations	$21.7	$6.7	$(19.7)	$8.7
Amortization	13.7	11.7	—	25.4
Depreciation	3.3	4.7	0.3	8.3
Stock-based compensation	0.5	0.4	2.5	3.4
Non-operating expenses	—	—	1.2	1.2
Other expense / income	—	(0.3)	—	(0.3)
Adjusted EBITDA	$39.2	$23.2	$(15.7)	$46.7

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
Medical includes products and services for radiation therapy, nuclear medicine and personal dosimetry. This segment’s principal product offering is in Radiation Therapy Quality Assurance (RT QA), which includes solutions for calibrating and/or verifying imaging, treatment machine, patient treatment plan, and patient treatment accuracy. The advancing field of Nuclear Medicine is also served by this segment including products for radiation measurement, product handling, and medical imaging, inclusive of software across the radiopharmaceutical lifecycle. Dosimetry solutions monitor the total amount of radiation medical staff members are exposed to over time.
Recent Developments
Paragon Acquisition
On December 1, 2025, Mirion acquired 100% of the outstanding membership interest of WCI-Gigawatt Intermediate Holdco, LLC, the indirect parent of Paragon Energy Solutions, LLC ("Paragon") for $588.5 million of gross purchase consideration ($581.3 million, net of cash and net working capital adjustment), subject to final closing statement balances. As part of the Nuclear & Safety segment, Paragon is a leading provider of highly engineered solutions for large-scale nuclear power plants and small modular reactors (SMRs) in the United States. Mirion management believes that Paragon will provide Mirion's nuclear power customers with a more comprehensive suite of product offerings and services to meet their growing needs. Additionally, the addition of Paragon significantly enhances our presence in the U.S. nuclear power market and the developing SMR commercial entrants.
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
Russia and Ukraine
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia and related parties in response to Russia’s invasion of Ukraine. We do business with Russian customers both within and outside of Russia and with customers who have contracts with Russian counterparties. The conflict’s impact on the Company is predominantly in our Nuclear & Safety segment. As of March 31, 2026, the Company has approximately $8.7 million in net contract assets and accounts receivable for Russian customers and channel partners. The Company maintains $3.2 million in advance payment guarantees in support of these projects. The remaining performance obligations in our backlog for Russian-related projects were approximately $98.4 million at March 31, 2026.

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

Results of Operations
For the Three Months Ended March 31, 2026, and the Three Months Ended March 31, 2025

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues	$257.6	$202.0
Cost of revenues	138.5	105.9
Gross profit	119.1	96.1
Selling, general and administrative expenses	105.8	78.7
Research and development expenses	9.6	8.7
Income from operations	3.7	8.7
Interest expense, net	5.0	10.6
Foreign currency loss (gain), net	3.7	(2.8)
Other expense, net	0.2	0.3
(Loss) income before income taxes	(5.2)	0.6
Income tax (benefit) expense	(1.8)	0.2
Net (loss) income	(3.4)	0.4
Income attributable to noncontrolling interests	—	0.1
Net (loss) income attributable to stockholders	$(3.4)	$0.3
Overview
Revenues were $257.6 million for the three months ended March 31, 2026 and $202.0 million for the three months ended March 31, 2025. Our Nuclear & Safety segment contributed $185.5 million and $133.4 million of revenues for the three months ended March 31, 2026 and 2025, respectively. Our Medical segment contributed $72.1 million and $68.6 million of revenues for the three months ended March 31, 2026 and 2025, respectively. Gross profit was $119.1 million and $96.1 million for the three months ended March 31, 2026 and 2025, respectively, resulting in a $23.0 million increase from the three months ended March 31, 2025.
Net (loss) income was $(3.4) million for the three months ended March 31, 2026 and $0.4 million for the three months ended March 31, 2025. Our Nuclear & Safety segment contributed $20.9 million and $21.7 million of income from operations for the three months ended March 31, 2026 and 2025, respectively. Our Medical segment contributed $7.8 million and $6.7 million of income from operations for the three months ended March 31, 2026 and 2025, respectively. The overall decrease in net income is primarily driven by increased cost of goods sold in the Nuclear & Safety and Medical segments, increased compensation costs, and increased amortization of intangible assets associated with recent acquisitions. Partially offsetting these items was increased revenues in the Nuclear & Safety and Medical segments, decreased interest expense, and an increased benefit from income taxes.
Revenues
Revenues were $257.6 million for the three months ended March 31, 2026 and $202.0 million for the three months ended March 31, 2025. Revenues increased $55.6 million from the three months ended March 31, 2025.
Nuclear & Safety segment revenues increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 primarily due to foreign exchange impacts, organic volume growth, price increases and recent acquisitions.
Medical segment revenues increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 primarily due to price increases, organic volume growth, and foreign exchange impacts.

Cost of revenues
Cost of revenues was $138.5 million for the three months ended March 31, 2026 and $105.9 million for the three months ended March 31, 2025, an increase of $32.6 million period over period.
Cost of revenues related to the Nuclear & Safety segment increased $31.6 million period over period. The increase was primarily driven by foreign exchange impacts of $3.2 million, unfavorable margin mix of $2.9 million, inflation of $2.1 million, and costs associated with the recent acquisitions of $22.5 million.
Cost of revenues related to the Medical segment increased $1.0 million period over period as a result of foreign exchange impacts and increased costs of material and labor.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $105.8 million for the three months ended March 31, 2026 and $78.7 million for the three months ended March 31, 2025, resulting in an increase of $27.1 million period over period.
Our Nuclear & Safety segment incurred higher SG&A expenses of $21.1 million for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The increase was driven by increased compensation costs, amortization expense from newly acquired intangible assets, foreign exchange impacts, and increased depreciation.
Our Medical segment incurred higher SG&A expenses of $0.5 million for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The increase was driven by increased compensation costs, partially offset by lower amortization expense for intangible assets.

Corporate SG&A expenses were $23.2 million for the three months ended March 31, 2026 and $17.7 million for the three months ended March 31, 2025. The increase of $5.5 million was primarily driven by current period mergers and acquisition expenses as well as increased compensation costs.

Research and development expenses
Research and development (“R&D”) expenses were $9.6 million for the three months ended March 31, 2026 and $8.7 million for the three months ended March 31, 2025, resulting in an increase of $0.9 million period over period.
Income from operations
Income from operations was $3.7 million for the three months ended March 31, 2026 compared with $8.7 million for the three months ended March 31, 2025. On a segment basis, income from operations in the Nuclear & Safety segment for the three months ended March 31, 2026 and three months ended March 31, 2025 was $20.9 million and $21.7 million, respectively, representing a decrease of $0.8 million period over period. Income from operations in the Medical segment for the three months ended March 31, 2026 and 2025 was $7.8 million and $6.7 million, respectively, representing an increase of $1.1 million period over period. Corporate expenses were $25.0 million and $19.7 million for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $5.3 million period over period. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $5.0 million for the three months ended March 31, 2026 and $10.6 million for the three months ended March 31, 2025. The $5.6 million decrease in interest expense, net was due to decreased SOFR from the prior period, the $244.6 million decrease in the term loan balance as a result of the debt refinancing during the three months ended June 30, 2025, the 0.25% interest rate negotiated on the $400.0 million offering of Convertible Senior Notes due 2030 completed during the three months ended June 30, 2025, and additional interest earned on cash deposits in the current period. For more information, see Note 8, Borrowings, Note 9, Convertible Debt, and Note 17, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Foreign currency gain, net
We recorded a $3.7 million net loss for the three months ended March 31, 2026 and a $2.8 million net gain for the three months ended March 31, 2025 from foreign currency exchange. The change in foreign currency (loss) gain, net is due primarily to fluctuations in European local currencies in relation to the U.S. dollar and the related impact on our intercompany loans.
Income taxes
The effective income tax rate was 34.6% and 33.3% for the three months ended March 31, 2026 and 2025, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the three months ended March 31, 2026 and 2025. Segment income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating income to our consolidated results, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Nuclear & Safety

	Unaudited
(In millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues	$185.5	$133.4
Income from operations	$20.9	$21.7
Income from operations as a % of revenues	11.3%	16.3%
Nuclear & Safety segment revenues increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 primarily due to positive foreign exchange fluctuations of $6.4 million and $1.8 million of organic volume growth, primarily driven by military and civil defense, partially offset by a decline in growth within the labs and research end-market. Additional drivers include $1.7 million of price increases and $42.2 million of additional revenue from the recent acquisitions.
Income from operations was $20.9 million and $21.7 million for the three months ended March 31, 2026 and 2025, respectively. Income from operations decreased $0.8 million period over period driven by a loss from operations associated with recent acquisitions (inclusive of purchase accounting intangibles amortization of $8.4 million). Other impacts to the business include $2.1 million in negative foreign exchange and inflationary impacts on operating expenses. These changes were partially offset by the increase in revenues described above.

Medical

	Unaudited
(In millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues	$72.1	$68.6
Income from operations	$7.8	$6.7
Income from operations as a % of revenues	10.8%	9.8%

Medical segment revenues increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 primarily due to $2.1 million of price increases, $0.7 million in organic volume growth, and $0.7 million of foreign exchange fluctuations.
Income from operations was $7.8 million and $6.7 million for the three months ended March 31, 2026 and 2025, respectively, representing a $1.1 million increase in income from operations period over period. The increase in income from operations period over period was largely due to increased revenues as described above, a reduction in amortization expense of $0.3 million, partially offset by increased compensation costs of $0.8 million.
Corporate and other
Corporate and other costs include costs associated with our corporate headquarters located in Georgia, as well as centralized global functions including Executive, Finance, Legal and Compliance, Human Resources, Technology, Strategy, and Marketing and other costs related to company-wide initiatives.

Corporate and other costs were $25.0 million for the three months ended March 31, 2026 and $19.7 million for the three months ended March 31, 2025, which represents an increase of $5.3 million period over period. The increase versus the comparable period was predominantly driven by increased current period mergers and acquisition expenses of $3.4 million and increased compensation costs of $1.9 million, of which $0.8 million is associated with the establishment of a new artificial intelligence function.

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
Mirion management believes that net cash provided by operating activities, augmented by long-term debt arrangements, will provide adequate liquidity for the next 12 months of independent operations, as well as the resources necessary to invest for growth in existing businesses and manage Mirion's capital structure on a short- and long-term basis. Access to capital and availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. There can be no assurance of continued access to financing from the capital markets on acceptable terms or at all.
At March 31, 2026 and December 31, 2025 we had $400.8 million and $412.3 million, respectively, in cash and cash equivalents, which include amounts held by entities outside of the United States of approximately $196.0 million and $205.7 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise.
For more information on our lease commitments and other commitments and contingencies, see Note 10, Leased Assets, and Note 11, Commitments and Contingencies, respectively, of the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report Form 10-Q.
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
The 2021 Credit Agreement, as amended, provides for an $830.0 million senior secured first lien term loan facility and a $175.0 million senior secured revolving facility (collectively, the “Credit Facilities”). The term loan facility is scheduled to mature on June 5, 2032, and the revolving facility is scheduled to expire and mature on March 21, 2030. The agreement requires the payment of a commitment fee of 0.50% per annum for unused revolving commitments, subject to stepdowns to 0.375% per annum and 0.25% per annum upon the achievement of specified leverage ratios. Any outstanding letters of credit issued under the 2021 Credit Agreement reduce the availability under the revolving line of credit.

The 2021 Credit Agreement is secured by a first priority lien on the equity interests of the Parent Borrower owned by Holdings and substantially all of the assets (subject to customary exceptions) of the borrowers and the other guarantors thereunder. Interest with respect to the facilities is based on, at the option of the borrowers, (i) a customary base rate formula for borrowings in U.S. dollars or (ii) a floating rate formula based on the Secured Overnight Financing Rate ("SOFR") for borrowings in U.S. dollars, a floating rate formula based on Euro Interbank Offered Rate (“EURIBOR”) for borrowings in Euro or a floating rate formula based on the Sterling Overnight Index Average (“SONIA”) for borrowings in Pounds Sterling, each as described in the 2021 Credit Agreement with respect to the applicable type of borrowing.
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on March 31, 2026 and December 31, 2025.

Term Loan - The term loan had a remaining principal balance of $450.0 million as of March 31, 2026 and December 31, 2025. The term loan bore interest at the greater of SOFR or 0.50%, plus 2.00%. The interest rate was 5.67% and 5.78% as of March 31, 2026 and December 31, 2025, respectively. The Company made no repayments during the three months ended March 31, 2026 and repaid $244.6 million during the year ended December 31, 2025.
Revolving Line of Credit - There was no outstanding balance under the arrangement as of March 31, 2026 and December 31, 2025. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $17.9 million and $15.7 million for the periods ended March 31, 2026 and December 31, 2025, respectively. The amount available on the revolver as of March 31, 2026 and December 31, 2025 was approximately $157.1 million and $159.3 million, respectively.
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
Redemption
The Company may not redeem the 2030 Notes prior to June 6, 2028 and the 2031 Notes prior to October 5, 2028. The Company may redeem for cash 100% of the principal amounts of the 2030 Notes and 2031 Notes being redeemed plus any unpaid special interest or any portion of the principal at its option, on or after the applicable redemption date, but only if a certain liquidity condition has been satisfied and the last reported sale price of Mirion's Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. If the Company redeems less than all of the outstanding notes, at least $100.0 million aggregate principal amount of the the respective notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice.
If the Company undergoes a fundamental change, as defined in the May and September Indentures, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity dates or if the Company issues a notice a redemption, the Company will increase the conversion rate for holders who elect to convert their notes in connection with such a corporate event. The conditions allowing holders of the 2030 Notes and 2031 Notes to convert were not met during the three months ended March 31, 2026.
Interest and Maturity
The 2030 Notes and 2031 Notes are classified as long-term liabilities, net of issuance costs of $10.4 million and $9.1 million, respectively, as of March 31, 2026, and $12.4 million and $9.9 million, respectively, as of December 31, 2025, on the unaudited Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the net carrying amount of the 2030 Notes and 2031 Notes approximates fair value. As the 2030 Notes and 2031 Notes were not issued at a premium, no portion of the proceeds from the issuance of the 2030 Notes and 2031 Notes met the requirements to be accounted for separately as a component of stockholders’ equity. The 2030 Notes and 2031 Notes were issued at par, and costs associated with the issuance of the 2030 Notes and 2031 Notes are amortized to interest expense over the contractual term of the respective Notes. Interest expense (including amortization of deferred issuance costs) recognized related to the 2030 Notes for the three months ended March 31, 2026 was $0.9 million. No special interest was recorded for the 2031 Notes and amortization of deferred financing costs of $0.4 million was recorded for the 2031 Notes during the three months ended March 31, 2026. As of March 31, 2026, the effective interest rate of the 2030 Notes is 0.88%.
For more discussion on the Company's debt profile, see Note 8, Borrowings, and Note 9, Convertible Debt, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Share Repurchase Program
In December 2024, we instituted a share repurchase program for up to $100 million of the currently outstanding shares of our Class A common stock, as approved by our Board of Directors and authorized until November 14, 2029. Under the share repurchase program, we intend to repurchase shares from time to time through open market purchases, privately negotiated transactions, block purchases and otherwise in accordance with applicable federal securities laws, including

Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. We have repurchased 1.9 million shares cumulatively under this program as of March 31, 2026 for $34.6 million.
Hedges
The Company’s policy requires derivatives to be used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EUR and USD. As such, the Company entered into two cross-currency rate swaps during the year ended December 31, 2022, to manage currency risks related to our investments in foreign operations. During the year ended December 2025, the Company extended one cross-currency rate swap derivative by two years. During the three months ended March 31, 2026, the Company extended the other cross-currency rate swap derivative by thirty-three months. The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) during the year ended December 31, 2023, as well as an additional interest rate swap (notional amount of $100.0 million) during the year ended December 31, 2025, to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments (collectively, the “interest rate swaps”).
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

	Notional Amount		(Loss) Gain Recognized in AOCL
	As of		Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	March 31, 2026	December 31, 2025
Cross-currency rate swaps	€238.8	€238.8	$5.6	$(9.4)
Total	€238.8	€238.8	$5.6	$(9.4)

The interest rate swaps are derivative financial instruments that have been designated and qualify as cash flow hedges. The changes in the fair values of the cash flow hedges are recorded in accumulated other comprehensive loss (“AOCL”) and are reclassified into the line item in our unaudited Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCL into earnings. During the three months ended March 31, 2026 the interest rate swaps resulted in gains of $0.3 million recognized in other comprehensive income (“OCI”). Gains of $0.1 million in income were recognized through interest expense and reclassified from OCI during the same period.
For more discussion of the hedges of net investments, see Note 16, Fair Value Measurement, and Note 17, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-Q.
Cash flows
For the Three Months Ended March 31, 2026, and for the Three Months Ended March 31, 2025

	Unaudited
(In millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash provided by operating activities	$18.9	$35.6
Net cash used in investing activities	$(9.2)	$(7.6)
Net cash used in financing activities	$(19.9)	$(21.2)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $18.9 million for the three months ended March 31, 2026 as compared to net cash provided by operating activities of $35.6 million for the three months ended March 31, 2025, representing a decrease of $16.7 million. The change is primarily due to $31.6 million in additional cash outflow from changes in various items in net working capital, primarily timing of accounts receivable billing. This is partially offset by the cash impact from our net loss, adjusted for non-cash items, increasing by $14.9 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $9.2 million for the three months ended March 31, 2026 versus $7.6 million for the three months ended March 31, 2025 representing an increase of $1.6 million. The increase in net cash used was driven primarily by $1.0 million in additional capital expenditures and a $0.6 million decrease in proceeds from net investment hedge derivative contracts classified as investing activities.
Net Cash Used in Financing Activities

Net cash used in financing activities was $19.9 million during the three months ended March 31, 2026 versus $21.2 million during the three months ended March 31, 2025. The decrease of $1.3 million period over period primarily relates to financing costs of $0.5 million in the prior period and a net decrease in repurchases of Company stock for treasury and tax withholdings for vesting restricted stock units of $0.4 million.
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
During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.
Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies, to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter for the three months ended March 31, 2026 than from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2025, as further updated and supplemented below, which could materially affect our business, results of operations, and financial conditions. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.
Our operating results may be impacted by the effects of, and changes in, worldwide economic conditions, geopolitical tensions, international trade, tariffs and retaliatory countermeasures, export controls and other trade barriers, global trade wars or domestic preferences, any of which could increase our costs and materially and adversely affect our business, results of operations and financial condition. Our global business, operations, and the execution of our business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond our control, such as, among other things, tariffs and retaliatory countermeasures, trade barriers and other governmental protectionist measures impacting international trade agreements or imposing trade restrictions, any of which can negatively affect us. Geopolitical tensions, including the ongoing conflict involving Iran, have contributed to uncertainty in the broader macroeconomic environment, including volatility in energy markets and continued concerns regarding inflation and interest rates. Additionally, heightened geopolitical tensions and uncertainties related to trade wars have caused economic disruption and uncertainty, which may impact customer spending, project timing, and overall demand for the Company's products. These factors may continue to negatively affect our financial results and operating cash flows. We are unable to predict the extent or duration of these impacts, including the effect of any further escalation or related governmental or market responses, on our business, financial condition and results of operations.

There is currently significant uncertainty about future trade relationships between the United States and various other countries, most significantly Russia, Canada, Mexico, and China. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflicts, could materially and adversely affect the Company’s business and operations. The U.S. government and other governments have imposed export controls and tariffs on certain products and certain components that we import into, and export out of, the United States, and we, our customers, suppliers, and partners may become subject to additional tariffs and export controls and our products and services may be subject to increased competition outside of the United States. In addition, geopolitical tensions could result in, among other things, cyberattacks, supply chain disruptions, higher energy and other commodity costs, lower demand, changes to foreign exchange rates and financial markets. Additional tariffs and trade restrictions may result in increased manufacturing costs and product pricing, further supply chain disruptions, limit access to end markets and lower profitability. We also generate a significant amount of our revenue outside of the United States which may be adversely affected by tariffs and trade controls imposed by other countries. Revenue generated from outside of North America accounted for approximately 32.1% of our net sales for the quarter ended March 31, 2026 and approximately 37.1% of our net sales for the year ended December 31, 2025, and international sales are expected to remain a material percentage of our total revenue in future periods. If we are not successful in offsetting the impact of tariffs, export controls, trade barriers, and other geopolitical disruptions, our business, results of operations and financial condition may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) On December 3, 2024, Mirion instituted a share repurchase program for up to $100 million of the currently outstanding shares of our Class A common stock, as approved by the Board of Directors of the Company, which expires on November 14, 2029, and can be terminated at any time by the Company without any notice. Under the share repurchase program, the Company intends to repurchase shares from time to time through open market purchases, privately negotiated transactions, block purchases and otherwise in accordance with applicable federal securities laws, including Rules 10b5-1 and 10b-18 of the Exchange Act. During the three months ended March 31, 2026, Mirion repurchased 729,661 shares of its Class A common stock, par value $0.001 per share, under this program. The following table summarizes the repurchases of the Company's Class A common stock during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
January 1 - 31, 2026	—	$—	—	$—
February 1 - 28, 2026	—	$—	—	$—
March 1 - 31, 2026	729,661	$21.94	729,661	$65.4

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1*+
Performance Stock Option Award Agreement by and between Mirion Technologies, Inc. and Thomas D. Logan, dated as of April 9, 2026 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2026).

10.2*+	Mirion Technologies, Inc. Third Amended and Restated Non-Employee Director Compensation Program, dated as of April 22, 2026)
10.3*+	Form of Restricted Stock Unit for Director Award under the 2021 Omnibus Incentive Plan of Mirion Technologies, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Indicates a management contract or compensatory plan
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mirion Technologies, Inc.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	April 29, 2026

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	April 29, 2026

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	April 29, 2026