Form 10-Q
period 2026-06-30
Mirion Technologies, Inc.
filed 2026-07-29
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 23, 2026, there were 243,278,092 shares of Class A common stock, $0.0001 par value per share, and 5,759,555 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•geopolitical and trade conditions, including related to matters affecting Russia, the relationship between the United States and China, conflict in the Middle East, risks related to tariffs and global trade relations, export controls, foreign localization requirements and other trade barriers, and risks of slowing economic growth or economic recession in the United States and globally;
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
•risks related to the use of artificial intelligence and machine learning technologies in our operations;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$418.7	$412.3
Accounts receivable, net of allowance for doubtful accounts	177.2	181.6
Costs in excess of billings on uncompleted contracts	90.2	93.8
Inventories	159.4	152.6
Prepaid expenses and other current assets	55.0	53.4
Total current assets	900.5	893.7
Property, plant, and equipment, net	155.1	154.9
Operating lease right-of-use assets	28.7	32.1
Goodwill	1,861.7	1,872.4
Intangible assets, net	545.5	606.3
Other assets	29.5	28.7
Total assets	$3,521.0	$3,588.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60.2	$57.4
Deferred contract revenue	118.4	112.3
Debt, current	1.6	1.6
Operating lease liabilities, current	7.6	7.7
Derivative liabilities, current	—	20.7
Accrued expenses and other current liabilities	93.8	116.4
Total current liabilities	281.6	316.1
Debt, non-current	443.7	443.1
Convertible debt	756.6	754.5
Operating lease liabilities, non-current	23.7	26.8
Deferred income taxes, non-current	66.2	70.0
Other liabilities	73.8	60.7
Total liabilities	1,645.6	1,671.2
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 243,266,822 shares issued and outstanding at June 30, 2026; 244,662,792 shares issued and outstanding at December 31, 2025	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 5,759,555 shares issued and outstanding at June 30, 2026; 5,869,555 shares issued and outstanding at December 31, 2025	—	—
Treasury stock, at cost; 5,811,387 shares at June 30, 2026 and 3,492,619 shares December 31, 2025	(103.7)	(58.4)
Additional paid-in capital	2,503.6	2,490.1
Accumulated deficit	(508.4)	(512.7)
Accumulated other comprehensive loss	(65.7)	(52.6)
Mirion Technologies, Inc. stockholders’ equity	1,825.8	1,866.4
Noncontrolling interests	49.6	50.5
Total stockholders’ equity	1,875.4	1,916.9
Total liabilities and stockholders’ equity	$3,521.0	$3,588.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenues:
Product	$204.3	$164.2	$401.3	$312.1
Service	62.5	58.7	123.1	112.8
Total revenues	266.8	222.9	524.4	424.9
Cost of revenues:
Product	106.2	92.7	219.1	174.4
Service	27.5	27.7	53.1	51.9
Total cost of revenues	133.7	120.4	272.2	226.3
Gross profit	133.1	102.5	252.2	198.6
Operating expenses:
Selling, general and administrative	105.1	82.6	210.9	161.3
Research and development	10.1	10.0	19.7	18.7
Total operating expenses	115.2	92.6	230.6	180.0
Income from operations	17.9	9.9	21.6	18.6
Other expense (income):
Interest expense	8.4	11.8	16.8	24.3
Interest income	(2.6)	(2.0)	(6.0)	(3.9)
Loss on debt extinguishment	—	5.8	—	5.8
Foreign currency loss (gain), net	1.0	(13.5)	4.7	(16.3)
Other (income) expense, net	(0.2)	—	—	0.3
Income before income taxes	11.3	7.8	6.1	8.4
Income tax expense (benefit)	3.2	(0.7)	1.4	(0.5)
Net income	8.1	8.5	4.7	8.9
Income attributable to noncontrolling interests	0.4	0.2	0.4	0.3
Net income attributable to Mirion Technologies, Inc.	$7.7	$8.3	$4.3	$8.6

Earnings per common share attributable to Mirion Technologies, Inc.:
Basic	$0.03	$0.04	$0.02	$0.04
Diluted	$0.03	$0.03	$0.02	$0.04
Weighted average common shares outstanding:
Basic	244.565	225.026	244.614	225.339
Diluted	275.067	243.058	275.355	243.594
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In millions)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income	$8.1	$8.5	$4.7	$8.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	(4.7)	44.3	(19.5)	66.3
Unrealized gain (loss) on net investment hedges, net of tax	1.5	(20.8)	5.8	(28.4)
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	0.3	(0.1)
Other comprehensive (loss) income, net of tax	(3.2)	23.5	(13.4)	37.8
Comprehensive income (loss)	4.9	32.0	(8.7)	46.7
Less: Comprehensive (loss) income attributable to noncontrolling interest	(0.1)	0.9	(0.3)	1.4
Comprehensive income (loss) attributable to Mirion Technologies, Inc. stockholders	$5.0	$31.1	$(8.4)	$45.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2024	225,915,767	$—	6,504,885	$—	288,013	$(3.2)	$2,143.3	$(541.5)	$(93.0)	$53.5	$1,559.1
Stock issued for vested restricted stock units	422,442	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	15,888	—	—	—	(15,888)	0.1	(0.1)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(126,262)	—	—	—	126,262	(1.9)	—	—	—	—	(1.9)
Stock compensation to directors in lieu of cash compensation	2,369	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	132,500	—	(132,500)	—	—	—	1.1	—	—	(1.1)	—
Purchases of treasury stock	(1,160,000)	—	—	—	1,160,000	(18.6)		—	—	—	(18.6)
Stock-based compensation expense	—	—	—	—	—	—	3.3	—	—	—	3.3
Net income	—	—	—	—	—	—	—	0.3	—	0.1	0.4
Other comprehensive income	—	—	—	—	—	—	—	—	13.9	0.4	14.3
Balance March 31, 2025	225,202,704	$—	6,372,385	$—	1,558,387	$(23.6)	$2,147.7	$(541.2)	$(79.1)	$52.9	$1,556.7
Stock issued for vested restricted stock units	745,050	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	84,518	—	—	—	(84,518)	0.6	(0.6)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(200,353)	—	—	—	200,353	(3.2)	—	—	—	—	(3.2)
Stock compensation to directors in lieu of cash compensation	2,827	—	—	—	—	—	—	—	—	—	—
Conversion of shares of class B common stock to class A common stock	297,500	—	(297,500)	—	—	—	2.5	—	—	(2.5)	—
Purchases of treasury stock	(1,777,523)	—	—	—	1,777,523	(31.0)	—	—	—	—	(31.0)
Purchases of capped calls related to convertible debt, net of tax	—	—	—	—	—	—	(44.3)	—	—	—	(44.3)
Stock-based compensation expense	—	—	—	—	—	—	3.4	—	—	—	3.4
Net income	—	—	—	—	—	—	—	8.3	—	0.2	8.5
Other comprehensive income	—	—	—	—	—	—	—	—	22.8	0.7	23.5
Balance June 30, 2025	224,354,723	$—	6,074,885	$—	3,451,745	$(57.2)	$2,108.7	$(532.9)	$(56.3)	$51.3	$1,513.6

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2025	244,662,792	$—	5,869,555	$—	3,492,619	$(58.4)	$2,490.1	$(512.7)	$(52.6)	$50.5	$1,916.9
Stock issued for vested restricted stock units	610,737	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	38,140	—	—	—	(38,140)	0.4	(0.4)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(192,446)	—	—	—	192,446	(4.1)	—	—	—	—	(4.1)
Stock compensation to directors in lieu of cash compensation	1,104	—	—	—	—	—	—	—	—	—	—
Conversion of shares of class B common stock to class A common stock	5,000	—	(5,000)	—	—	—	0.1	—	—	(0.1)	—
Purchases of treasury stock	(729,661)	—	—	—	729,661	(16.0)		—	—	—	(16.0)
Tax impact of capped calls related to convertible debt	—	—	—	—	—	—	1.0	—	—	—	1.0
Stock-based compensation expense	—	—	—	—	—	—	4.3	—	—	—	4.3
Net loss	—	—	—	—	—	—	—	(3.4)	—	—	(3.4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(10.0)	(0.2)	(10.2)
Balance March 31, 2026	244,395,666	$—	5,864,555	$—	4,376,586	$(78.1)	$2,495.1	$(516.1)	$(62.6)	$50.2	$1,888.5
Stock issued for vested restricted stock units	199,862	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	17,288	—	—	—	(17,288)	0.2	(0.1)	—	—	—	0.1
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(38,627)	—	—	—	38,627	(0.8)	—	—	—	—	(0.8)
Stock compensation to directors in lieu of cash compensation	1,095	—	—	—	—	—	—	—	—	—	—
Conversion of shares of class B common stock to class A common stock	105,000	—	(105,000)	—	—	—	0.9	—	—	(0.9)	—
Purchases of treasury stock	(1,413,462)	—	—	—	1,413,462	(25.0)	—	—	—	—	(25.0)
Tax impact of capped calls related to convertible debt	—	—	—	—	—	—	0.8	—	—	—	0.8
Stock-based compensation expense	—	—	—	—	—	—	6.9	—	—	—	6.9
Net income	—	—	—	—	—	—	—	7.7	—	0.4	8.1
Other comprehensive loss	—	—	—	—	—	—	—	—	(3.1)	(0.1)	(3.2)
Balance June 30, 2026	243,266,822	$—	5,759,555	$—	5,811,387	$(103.7)	$2,503.6	$(508.4)	$(65.7)	$49.6	$1,875.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
OPERATING ACTIVITIES:
Net income	$4.7	$8.9
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	79.6	67.5
Stock-based compensation expense	11.2	6.7
Loss on debt extinguishment	—	5.8
Amortization of debt issuance costs	2.8	1.8
Provision for doubtful accounts	0.8	1.6
Inventory obsolescence write down	0.6	0.9
Change in deferred income taxes	(2.8)	(7.9)
Loss on disposal of property, plant, and equipment	0.1	—
Loss (gain) on foreign currency transactions	4.7	(16.3)
Amortization of inventory step-up from purchase accounting	1.6	—
Other	—	1.0
Changes in operating assets and liabilities:
Accounts receivable	1.9	39.2
Costs in excess of billings on uncompleted contracts	(1.0)	(4.6)
Inventories	(12.1)	(4.5)
Prepaid expenses and other current assets	(2.8)	(10.8)
Accounts payable	3.4	(14.1)
Accrued expenses and other current liabilities	(21.9)	(14.9)
Deferred contract revenue and liabilities	5.8	(10.8)
Other assets	(0.5)	2.0
Other liabilities	1.3	(3.5)
Net cash provided by operating activities	77.4	48.0
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment and badges	(19.9)	(17.3)
Proceeds from net investment hedge derivative contracts	0.3	1.6
Acquisitions of businesses, net of cash and cash equivalents acquired	(0.2)	—
Net cash used in investing activities	(19.8)	(15.7)
FINANCING ACTIVITIES:
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(4.9)	(5.2)
Purchases of stock for treasury	(41.0)	(49.6)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	388.5
Purchases of capped calls related to convertible senior notes	—	(44.6)
Term loan principal repayments	—	(244.6)
Financing costs	—	(3.1)
Proceeds from cash flow hedge derivative contracts	0.1	0.2
Other financing	0.6	(0.4)
Net cash (used in) provided by financing activities	(45.2)	41.2
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6.0)	13.9
Net increase (decrease) in cash, cash equivalents, and restricted cash	6.4	87.4
Cash, cash equivalents, and restricted cash at beginning of period	415.2	175.6
Cash, cash equivalents, and restricted cash at end of period	$421.6	$263.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Mirion Technologies, Inc. (“Mirion,” the “Company,” “we,” “our,” or “us” and formerly GS Acquisition Holdings Corp II (“GSAH”)) is a global provider of radiation detection, measurement, analysis, and monitoring products and services to the medical, nuclear, and defense end markets. On October 20, 2021, Mirion Technologies, Inc. was formed when it consummated its business combination with GSAH.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. The interim unaudited Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the period ended December 31, 2025, which include a complete set of footnote disclosures, including our significant accounting policies included in our Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned and majority-owned or controlled subsidiaries. For consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocated to noncontrolling interests is reported as “Income attributable to noncontrolling interests” in the unaudited Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated in consolidation.

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
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended June 30, 2026, as compared to the significant accounting policies described in Note 1 to the audited consolidated financial statements on Form 10-K for the period ended December 31, 2025.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $1.8 million and $3.4 million as of June 30, 2026 and December 31, 2025, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.
The components of prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2026	December 31, 2025
Prepaid insurance	$3.6	$3.4
Prepaid vendor deposits	5.0	3.8
Prepaid software expenses	6.4	5.4
Restricted cash	2.8	2.8
Short-term marketable securities	6.6	6.9
Income tax receivable and prepaid income taxes	12.7	13.2
Other tax receivables	1.7	1.4
Other current assets	16.2	16.5
	$55.0	$53.4
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $2.9 million for the periods ended June 30, 2026 and December 31, 2025, and were included in other liabilities on the unaudited Condensed Consolidated Balance Sheets. Accretion expense related to these liabilities was not material for any periods presented.

Convertible Senior Notes
In May 2025, the Company issued in a private offering $400.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2030 (the “2030 Notes”), including the initial purchasers' exercise in full of their option to purchase additional Notes. In September 2025, the Company issued in a private offering $375.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the “2031 Notes”), including the initial purchasers' exercise in full of their option to purchase additional Notes. The 2030 Notes and 2031 Notes are accounted for in accordance with ASC 470-20, “Debt with Conversion and Other Options”. See Note 9, Convertible Debt, for additional details.
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

Milestone billing is aligned to the timing of the associated performance of the Company at the contract onset and generally occurs multiple times in a given twelve-month period. Unexpected project delays could impact the contract asset or liability position during the course of a contract. Contract asset balances are reviewed by management for future credit losses by considering factors such as historical experience, the customers' financial condition and current economic conditions. In circumstances where the Company is aware of a specific customer's inability to meet its financial and contractual obligations, a specific reserve is recorded against the contract asset. As of June 30, 2026, one project accounts for more than 10% of the contract asset balance (11%). For more information, see Note 3, Contracts in Progress.
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of June 30, 2026 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $1,138.6 million and $1,104.3 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company estimates that approximately 35%, 29%, 11%, and 5% of the remaining performance obligations will be recognized as revenue during 2026, 2027, 2028 and 2029, respectively, and the remainder thereafter. This estimate of timing of future revenue recognition conversion can be impacted period to period based on the timing of operational execution phases within our uncompleted construction-type contracts.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 15, Segment Information.
Treasury Stock
We account for treasury stock under the cost method pursuant to the provisions of ASC 505-30, "Treasury Stock". Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account, treasury stock. The equity accounts that were originally credited for the original share issuance, common stock and additional paid-in capital, remain intact.

When treasury shares are reissued at a price higher than cost, the difference is recorded as a component of additional paid-in capital in the unaudited Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in capital to the extent that previously recorded gains exist to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in the unaudited Condensed Consolidated Balance Sheets. Treasury stock is reissued on a FIFO cost flow basis to compute excesses and deficiencies upon subsequent share reissuance.
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts.
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of June 30, 2026 and December 31, 2025, no customer accounted for more than 10% of the accounts receivable balance. No single customer accounted for more than 10% of total revenues during the three and six months ended June 30, 2026, and June 30, 2025, respectively.
Recent Accounting Pronouncements
Accounting Guidance Issued but not yet Adopted
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements.” ASU 2023-06 clarifies or improves disclosure and presentation requirements of a variety of topics. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. The Company is currently evaluating the impact of this ASU.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures.” The ASU will improve the decision usefulness for investors by requiring public business entities to disclose more detailed information about their expenses such as (a) inventory and manufacturing expense, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, etc. The amendments will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments will be applied prospectively with an option for a retrospective application. The Company is evaluating the impact of this new standard and believes that the adoption will result in additional disclosures, but does not expect it to have any other impact on its consolidated financial statements
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software.” ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU makes targeted improvements to capitalization of costs for software developed or obtained for internal use. The amendment is expected to simplify the analysis for internal-use software cost capitalization, as entities no longer will be required to align capitalization to project stages that are not applicable to an agile development environment. The amendments will be effective for fiscal years beginning after December 15, 2027, in addition to the interim periods within those annual reporting periods, with early adoption permitted at the beginning of a reporting period. The Company is currently evaluating the impact of this ASU and plans to early adopt with prospective application beginning in fiscal year 2027.
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

Transaction costs related to Certrec were not material for the three and six months ended June 30, 2026.

Purchase of Paragon Energy Solutions

On December 1, 2025, Mirion acquired 100% of the outstanding membership interest of WCI-Gigawatt Intermediate Holdco, LLC, the indirect parent of Paragon Energy Solutions, LLC (“Paragon”) for $588.6 million of gross purchase consideration ($581.5 million, net of cash and net working capital adjustment). As part of the Nuclear & Safety segment, Paragon is a leading provider of highly engineered solutions for large-scale nuclear power plants and small modular reactors (“SMRs”) in the United States. Mirion management believes that Paragon will provide Mirion's nuclear power customers with a more comprehensive suite of product offerings and services to meet their growing needs. Additionally, the addition of Paragon significantly enhances Mirion's presence in the U.S. nuclear power market and the developing SMR commercial entrants.

Transaction costs related to Paragon were not material for the three and six months ended June 30, 2026.

Fair value of Assets Acquired in 2025
The following table summarizes the total business enterprise value, comprised of the fair value of net assets acquired for the prior year acquisitions (in millions):

	Certrec	Paragon
Date of acquisition	July 31, 2025	December 1, 2025
Segment	Nuclear & Safety	Nuclear & Safety

	Final Amounts at June 30, 2026	Provisional Amounts at December 31, 2025	Measurement-period Adjustments	Provisional Amounts at June 30, 2026
Goodwill (1)	$55.7	$343.7	$1.4	$345.1

Amortizable intangible assets:
Developed technology (2)	19.9	52.1	—	52.1
Customer relationships (3)	8.6	171.3	3.1	174.4
Trade names (4)	1.4	12.6	—	12.6
Leasehold improvements (5)	—	2.0	—	2.0
Backlog (6)	—	12.5	0.1	12.6
Total amortizable intangible assets	$29.9	$250.5	$3.2	$253.7

Tangible assets and liabilities:
Cash	$2.3	$4.6	$—	$4.6
Restricted cash—current	—	2.5	—	2.5
Accounts receivable, net	0.7	14.3	—	14.3
Costs in excess of billings	—	12.4	(0.8)	11.6
Inventories	—	16.3	(0.7)	15.6
Prepaid expenses and other currents assets	0.1	2.3	—	2.3
Property, plant, and equipment, net	—	1.4	—	1.4
Other assets	0.8	2.3	(0.5)	1.8
Accounts payable	(0.3)	(6.9)	—	(6.9)
Deferred contract revenue	(4.2)	(11.0)	(1.4)	(12.4)
Accrued expenses and other current liabilities	(1.6)	(9.9)	(1.0)	(10.9)
Deferred income taxes, non-current	—	(32.9)	—	(32.9)
Other liabilities, non-current	(0.5)	(1.2)	—	(1.2)
Net tangible assets acquired	$(2.7)	$(5.8)	$(4.4)	$(10.2)

Purchase consideration	$82.9	$588.4	$0.2	$588.6
Less: cash and restricted cash acquired	2.3	7.1	—	7.1
GAAP purchase consideration, net of cash acquired	$80.6	$581.3	$0.2	$581.5
(1)The goodwill of $55.7 million and $345.1 million, respectively, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed and is attributable to the acquired assembled workforce and expected revenue and cost synergies. A portion of the goodwill recognized is expected to be deductible for income tax purposes. The purchase price allocation for Paragon has not been finalized, and we expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.
(2)The useful life for developed technology ranges from 5-15 years.
(3)The useful life for customer relationships is 10 years.
(4)The useful life for trade names is 10 years.
(5)The useful life for leasehold improvements is 3.6 years.
(6)The useful life for backlog is 3 years.

The estimated fair values of all assets acquired and liabilities assumed in the Paragon acquisition are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date, including but not limited to, inventory, costs in excess of billings, intangible assets, deferred revenue balances and the valuation of tax accounts.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company's results of operations for the three and six months ended June 30, 2025, to illustrate the estimated effects of the acquisitions of Certrec and Paragon as if they had occurred on January 1, 2024. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company's operating results that may have actually occurred had the acquisitions been completed on January 1, 2024. The unaudited pro forma financial information does not reflect the expected realization of any anticipated cost savings, operating efficiencies, or other synergies that may have been associated with the acquisitions.

(amounts in millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total revenues	$257.2	$489.5
Net loss	4.7	1.0
Net loss attributable to Mirion Technologies, Inc. stockholders	4.5	0.7

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisitions had occurred on January 1, 2024, to give effect to certain events the Company believes to be directly attributable to the acquisitions. These pro forma adjustments primarily include:
•A net increase in cost of revenues, depreciation, and amortization expense that would have been recognized due to acquired inventory, property, plant and equipment, operating leases and intangible assets;
•An increase in amortization of deferred financing costs that would have been recognized due to the convertible senior notes obtained to finance the transaction; and
•A change in income tax expense to reflect the income tax effect of the pro forma adjustments based upon an estimated blended statutory rate of 23%.
3. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	June 30, 2026	December 31, 2025
Costs incurred on contracts (from inception to completion)	$509.6	$466.9
Estimated earnings	299.1	282.4
Contracts in progress	808.7	749.3
Less: billings to date	(745.6)	(680.2)
	$63.1	$69.1
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

The carrying amounts related to uncompleted construction-type contracts are included in the accompanying unaudited Condensed Consolidated Balance Sheets under the following captions (in millions):

	June 30, 2026	December 31, 2025
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$90.2	$93.8
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	23.5	21.5
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(48.0)	(43.7)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(2.6)	(2.5)
	$63.1	$69.1
(1) Included in other assets within the unaudited Condensed Consolidated Balance Sheets.
(2) Included in deferred contract revenue – current within the unaudited Condensed Consolidated Balance Sheets.
(3) Included in other liabilities within the unaudited Condensed Consolidated Balance Sheets.
For the three and six months ended June 30, 2026, the Company has recognized revenue of $9.9 million and $27.0 million related to the contract liabilities balance as of December 31, 2025, respectively.
4. Inventories
The components of inventories consist of the following, net of reserves (in millions):

	June 30, 2026	December 31, 2025
Raw materials	$76.2	$82.9
Work in progress	40.9	34.7
Finished goods	42.3	35.0
	$159.4	$152.6

5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	June 30, 2026	December 31, 2025
Land, buildings, and leasehold improvements	3 - 39 years	$57.6	$58.0
Machinery and equipment	5 - 15 years	68.0	67.8
Badges	3 - 5 years	44.1	41.3
Furniture, fixtures, computer equipment and other	3 - 10 years	26.0	24.7
Software development costs	3 - 5 years	46.5	43.7
Construction in progress (1)	—	25.4	15.8
		267.6	251.3
Less: accumulated depreciation		(112.5)	(96.4)
		$155.1	$154.9
(1) Includes $11.3 million and $3.9 million of Construction in progress for internally developed software as of June 30, 2026, and December 31, 2025, respectively.

Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Depreciation expense in:
Cost of revenues	$6.0	$5.9	$11.8	$11.4
Operating expenses	$2.8	$2.7	$6.8	$5.5

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2026	December 31, 2025
Compensation and related benefit costs	$39.3	$51.8
Customer deposits	16.2	19.5
Accrued commissions	1.5	1.6
Accrued warranty costs	6.1	6.8
Non-income taxes payable	11.6	12.8
Pension and other post-retirement obligations	0.3	0.3
Income taxes payable	2.3	6.6
Restructuring	0.5	0.3
Deferred and contingent consideration	0.8	1.1
Other accrued expenses	15.2	15.6
Total	$93.8	$116.4
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
No goodwill impairment was recognized for the three and six months ended June 30, 2026 and June 30, 2025, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of June 30, 2026 and December 31, 2025 (in millions):

	Nuclear & Safety	Medical	Consolidated
Balance—December 31, 2025	$1,238.4	$634.0	$1,872.4
Measurement period adjustments	1.4	—	1.4
Translation adjustment	(12.1)	—	(12.1)
Balance—June 30, 2026	$1,227.7	$634.0	$1,861.7
A portion of goodwill is deductible for income tax purposes.
Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	June 30, 2026		December 31, 2025
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$2,073.5	$(211.8)	$2,084.2	$(211.8)
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
Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

		June 30, 2026
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$525.3	$(265.8)	$259.5
Distributor relationships	7 - 13	61.0	(34.1)	26.9
Developed technology	5 - 16	341.9	(161.0)	180.9
Trade names	3 - 10	114.8	(48.4)	66.4
Remaining performance obligations and other	1 - 4	15.2	(3.4)	11.8
Total		$1,058.2	$(512.7)	$545.5

		December 31, 2025
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$524.6	$(240.5)	$284.1
Distributor relationships	7 - 13	61.2	(30.6)	30.6
Developed technology	5 - 16	345.0	(140.1)	204.9
Trade names	3 - 10	115.8	(43.1)	72.7
Remaining performance obligations and other	1 - 4	15.1	(1.1)	14.0
Total		$1,061.7	$(455.4)	$606.3

Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Amortization expense for intangible assets in:
Cost of revenues	$7.0	$6.9	$13.9	$13.7
Operating expenses	$23.0	$18.3	$47.1	$36.9
Estimated future amortization of intangible assets is as follows (in millions):

Remainder of 2026	$57.6
Year ending December 31:
2027	103.5
2028	86.1
2029	69.9
2030	62.0
Thereafter	166.4
Total	$545.5
8. Borrowings
Debt (excluding convertible debt) consists of the following (in millions):

	June 30, 2026	December 31, 2025
2021 Credit Agreement	$450.0	$450.0
Other	1.6	1.6
Total debt	451.6	451.6
Less: debt, current	(1.6)	(1.6)
Less: deferred financing costs	(6.3)	(6.9)
Debt, non-current	$443.7	$443.1

As of June 30, 2026 and December 31, 2025, the fair market value of the Company’s outstanding principal borrowings under the 2021 Credit Agreement (defined below) was $450.0 million and $452.3 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining debt approximates the respective carrying amounts as of June 30, 2026 and December 31, 2025.
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
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on June 30, 2026 and December 31, 2025.

The interest rate on the term loan was 5.70% and 5.78% as of June 30, 2026 and December 31, 2025, respectively, based on SOFR and the applicable margin rate of 2.00%. The Company had no repayments during the six months ended June 30, 2026, and repaid $244.6 million during the twelve months ended December 31, 2025.
The 2021 Credit Agreement requires the payment of a commitment fee of 0.25% per annum for unused commitments. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of June 30, 2026 and December 31, 2025. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $12.6 million and $15.7 million for the periods ended June 30, 2026 and December 31, 2025, respectively. The amount available on the revolver as of June 30, 2026 and December 31, 2025 was approximately $162.4 million and $159.3 million, respectively.
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
For the three and six months ended June 30, 2026, we incurred approximately $0.3 million and $0.8 million, of amortization expense of the deferred financing costs, respectively. For the three and six months ended June 30, 2025, we incurred approximately $6.7 million and $7.6 million (inclusive of a $5.8 million loss on partial debt extinguishment for the $244.6 million early debt repayment made and debt refinancing completed during the three and six months ended June 30, 2025), of amortization expense of the deferred financing costs, respectively.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of June 30, 2026 and December 31, 2025, there were no outstanding amounts under these arrangements.

Accounts Receivable Sales Agreement
We are party to agreements to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution and an unaffiliated Finnish financial institution without recourse. Under these agreements, the Company can sell up to €10.0 million ($11.4 million) and €12.4 million ($14.6 million) as of June 30, 2026 and December 31, 2025, respectively, of eligible accounts receivables. The accounts receivable under these agreements are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of June 30, 2026 and December 31, 2025, there was no balance for both periods outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for all periods presented and are included in selling, general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €68.7 million ($76.7 million) and €73.5 million ($85.4 million), as of June 30, 2026 and December 31, 2025, respectively, subject to certain local restrictions. As of June 30, 2026 and December 31, 2025, there were €28.0 million ($32.2 million) and €37.3 million ($43.9 million), respectively, of the lines that had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $2.9 million for both periods ending June 30, 2026 and December 31, 2025, respectively.
At June 30, 2026, contractual principal payments of total borrowings are as follows (in millions):

Remainder of 2026	$1.6
Year ending December 31:
2027	—
2028	—
2029	—
2030	—
Thereafter	450.0
Gross Payments	451.6
Unamortized debt issuance costs	(6.3)
Total borrowings, net of debt issuance costs	$445.3

9. Convertible Debt
Convertible debt consists of the following (in millions):

	June 30, 2026	December 31, 2025
2030 notes	$400.0	$400.0
2031 notes	375.0	375.0
Total convertible debt	775.0	775.0
Less: deferred financing costs	(18.4)	(20.5)
Convertible debt	$756.6	$754.5
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
The Company may not redeem the 2030 Notes prior to June 6, 2028. The Company may redeem for cash 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest or any portion of the 2030 Notes, at its option, on or after June 6, 2028, but only if a certain liquidity condition has been satisfied and the last reported sale price of Mirion's Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. If the Company redeems less than all of the outstanding 2030 Notes, at least $100.0 million aggregate principal amount of 2030 Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice.
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
If the Company undergoes a fundamental change, as defined in the Indenture, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2030 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice a redemption, the Company will increase the conversion rate for holders who elect to convert their 2030 Notes in connection with such a corporate event. The conditions allowing holders of the 2030 Notes to convert were not met during the three and six months ended June 30, 2026.
Convertible Senior Notes due 2031
On September 30, 2025, concurrently with an offering of Mirion's Class A common stock, the Company completed a private offering of $375.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2031, including the initial purchasers’ exercise in full of their option to purchase additional Notes (the “2031 Notes”). The Company's used the net proceeds from these transactions to consummate a purchase of all of the outstanding membership interests of WCI-Gigawatt Intermediate Holdco, LLC, as the indirect parent of Paragon Energy Solutions, LLC, for $585.0 million pursuant to the equity purchase agreement signed September 24, 2025. The acquisition closed on December 1, 2025. Refer to Note 2, Business Combinations, Acquisitions, and Business Disposals, for additional information.
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
If the Company undergoes a fundamental change at any point, as defined in the September Indenture, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2031 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased plus any unpaid special interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for holders who elect to convert their 2031 Notes in connection with such a corporate event. The conditions allowing holders of the 2031 Notes to convert were not met during the three and six months ended June 30, 2026.
Interest and Maturity

The 2030 Notes and 2031 Notes are classified as long-term liabilities, net of issuance costs of $9.7 million and $8.7 million, respectively, as of June 30, 2026, and $12.4 million and $9.9 million, respectively, as of December 31, 2025, on the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the net carrying amount of the 2030 Notes and 2031 Notes approximates fair value. As the 2030 Notes and 2031 Notes were not issued at a premium, no portion of the proceeds from the issuance of the 2030 Notes and 2031 Notes met the requirements to be accounted for separately as a component of stockholders’ equity. The 2030 Notes and 2031 Notes were issued at par, and costs associated with the issuance of the 2030 Notes and 2031 Notes are amortized to interest expense over the contractual term of the respective Notes. Interest expense (including amortization of deferred issuance costs) recognized related to the 2030 Notes for the three and six months ended June 30, 2026 was $0.8 million and $1.7 million, respectively and $0.4 million for the three and six months ended June 30, 2025. No special interest was recorded for the 2031 Notes and amortization of deferred financing costs of $0.4 million and $0.8 million was recorded for the 2031 Notes during the three and six months ended June 30, 2026. As of June 30, 2026, the effective interest rate of the 2030 Notes is 0.88%.
At June 30, 2026, future maturities of the Notes are as follows (in millions):

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

The Company evaluated the May and September Capped Call Transactions and determined that they should be accounted as separate transactions from the 2030 Notes and 2031 Notes, respectively. The costs of $44.6 million to purchase the May Capped Call Transactions and $38.0 million to purchase the September Capped Call Transactions were recorded as a reduction to additional paid-in capital in the unaudited Condensed Consolidated Balance Sheets during the year ended December 31, 2025, with no changes in the three and six months ended June 30, 2026 since they are indexed to the Company’s stock and met the criteria to be classified in stockholders' equity in accordance with ASC 815-40, "Contracts in Entity's Own Equity".

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

The table below presents the locations of the operating lease assets and liabilities in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively (in millions):

	Balance Sheet Line Item	June 30, 2026	December 31, 2025
Operating lease assets	Operating lease right-of-use assets	$28.7	$32.1

Operating lease liabilities:
Current operating lease liabilities	Operating lease liabilities, current	$7.6	$7.7
Non-current operating lease liabilities	Operating lease liabilities, non-current	23.7	26.8
Total operating lease liabilities:		$31.3	$34.5

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2026 and December 31, 2025, respectively, are:

	June 30, 2026	December 31, 2025
Operating leases
Weighted average remaining lease term (in years)	5.0	5.3
Weighted average discount rate	5.39%	5.35%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 (in millions):

Year ending December 31:
2026	$4.7
2027	8.8
2028	6.9
2029	5.1
2030	4.1
Thereafter	6.0
Total undiscounted future minimum lease payments	35.6
Less: Imputed interest	(4.3)
Total operating lease liabilities	$31.3

For the three and six months ended June 30, 2026, operating lease costs (as defined under ASU 2016-02) were $2.5 million and $4.6 million, respectively, and for the three and six months ended June 30, 2025 operating lease costs were $2.5 million and $4.1 million respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the unaudited Condensed Consolidated Statements of Operations. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Cash paid for amounts included in the measurement of operating lease liabilities was $4.9 million for the six months ended June 30, 2026 and $4.6 million for six months ended June 30, 2025, and these amounts are included in operating activities in the unaudited Condensed Consolidated Statements of Cash Flows. There were no operating lease assets obtained in exchange for new operating lease liabilities for the three months ended June 30, 2026 and $0.9 million for the six months ended June 30, 2026, respectively, and $2.3 million and $2.4 million for the three and six months ended June 30, 2025, respectively.
11. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of June 30, 2026, unconditional purchase obligations were as follows (in millions):

Year ending December 31:
2026	$34.5
2027	12.7
2028	1.9
2029	2.0
2030 and thereafter	1.3
Total	$52.4
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
12. Income Taxes
The effective income tax rate was 28.3% and 23.0% for the three and six months ended June 30, 2026, respectively, and (9.0)% and (6.0)% for the three and six months ended June 30, 2025, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) and many countries have incorporated Pillar Two model rule concepts into their domestic laws. Pillar Two legislation was effective for the Company for the year ended December 31, 2025. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. For the three and six months ended June 30, 2026, there was no impact from Pillar Two on our unaudited condensed consolidated financial statements.

13. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash Paid For:
Cash paid for interest	$14.0	$22.5
Cash paid for income taxes	$7.7	$14.3
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accrued expenses and other liabilities	$0.8	$0.4
Property, plant, and equipment purchases in accounts payable	$2.0	$0.2
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows (in millions).

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$418.7	$412.3
Restricted cash—current (included within prepaid expenses and other current assets)	2.8	2.8
Restricted cash—non-current (included within other assets)	0.1	0.1
Total cash, cash equivalents, and restricted cash	$421.6	$415.2
Amounts included in restricted cash represent funds with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers.
14. Stock-Based Compensation
Stock-based compensation is awarded to employees and directors of the Company and accounted for in accordance with ASC 718, “Compensation—Stock Compensation”. Stock-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. Stock-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur. The Company uses various forms of long-term incentives including, but not limited, to restricted stock units (“RSUs”), performance-based restricted units (“PSUs”), and performance vesting stock options (“PSOs”), provided that the granting of such equity awards is in accordance with the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”) as filed on Form S-8 with the SEC on December 27, 2021.
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
The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended June 30, 2026, the Company granted 66,880 RSUs to certain employees and members of the Company's Board of Directors. The RSUs granted to employees are subject to terms consistent with grants made in the prior quarter. The RSUs granted to the Company's Board of Directors are subject to service vesting conditions, with each award vesting on the earlier of the first anniversary of the grant date or the date of the 2027 annual stockholder meeting. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

Additionally, during the three months ended June 30, 2026, the Company granted a target number of 2,500,000 performance stock options ("PSOs") with an exercise price of $20.14 per option to the Chairman and Chief Executive Officer that have a term of seven years and vest based on both continued service to the Company (as an employee or a member of the Board) and the achievement of certain levels of total shareholder return (TSR) by the Company measured over two equally weighted three- and four-year performance periods (measured from the date of grant through the third and fourth anniversary thereof, respectively). The total compensation can range from 0% to 150% of the award agreements target, contingent on the performance level obtained. Any shares delivered upon exercise of PSOs vesting from either tranche are further subject to a one-year holding period following the applicable vesting date. Total expected expense over the relevant performance periods is expected to be $27.5 million.

During the three months ended June 30, 2025, the Company granted 74,844 RSUs to members of the Company's Board of Directors and issued an additional 73,467 shares to certain employees based upon the achievement of market conditions for vested PSUs. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) years with equal annual installments vesting on the anniversary of the grant date. The RSUs granted to the Company's Board of Directors were subject to service vesting conditions with each award vesting in four equal quarterly installments on September 15, 2025, December 15, 2025, March 15, 2026, and May 13, 2026 (the date of the 2026 annual stockholder meeting). The expense was recognized on a straight-line basis over the related service period for each tranche of awards.

During the three and six months ended June 30, 2026, $6.9 million and $11.2 million of stock-based compensation expense was recorded, of which $0.3 million and $0.5 million, respectively, was related to non-employee directors. During the three and six months ended June 30, 2025, $3.5 million and $6.8 million of stock-based compensation expense was recorded, of which $0.3 million and $0.5 million, respectively, was related to non-employee directors.
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

The following tables summarize information about revenue, significant segment expenses, other segment items, and segment income (loss) from operations for each reportable segment (in millions). Reconciliation of consolidated segment income (loss) from operations to consolidated income before income taxes is shown in the Total column of each table.

	Three Months Ended June 30, 2026
	Nuclear & Safety	Medical	Total

Revenues	$186.2	$80.6	$266.8
Less:
Adjusted cost of revenues (1)	93.3	26.5	119.8
Other segment items (2)	66.9	39.3	106.2
Segment income from operations	$26.0	$14.8	$40.8
Other loss (3)			(22.9)
Income from operations			17.9
Less other expense (income):
Interest expense			8.4
Interest income			(2.6)
Foreign currency loss, net			1.0
Other income, net			(0.2)
Consolidated income before income taxes			$11.3

	Three Months Ended June 30, 2025
	Nuclear & Safety	Medical	Total

Revenues	$141.7	$81.2	$222.9
Less:
Adjusted cost of revenues (1)	77.8	29.6	107.4
Other segment items (2)	44.9	40.7	85.6
Segment income from operations	$19.0	$10.9	$29.9
Other loss (3)			(20.0)
Income from operations			9.9
Less other expense (income):
Interest expense			11.8
Interest income			(2.0)
Loss on debt extinguishment			5.8
Foreign currency gain, net			(13.5)
Other income, net			—
Consolidated income before income taxes			$7.8

	Six Months Ended June 30, 2026
	Nuclear & Safety	Medical	Total

Revenues	$371.7	$152.7	$524.4
Less:
Adjusted cost of revenues (1)	192.8	51.9	244.7
Other segment items (2)	132.0	78.2	210.2
Segment income from operations	$46.9	$22.6	$69.5
Other loss (3)			(47.9)
Income from operations			21.6
Less other expense (income):
Interest expense			16.8
Interest income			(6.0)
Foreign currency loss, net			4.7
Consolidated income before income taxes			$6.1

	Six Months Ended June 30, 2025
	Nuclear & Safety	Medical	Total

Revenues	$275.1	$149.8	$424.9
Less:
Adjusted cost of revenues (1)	147.0	54.1	201.1
Other segment items (2)	87.4	78.1	165.5
Segment income from operations	$40.7	$17.6	$58.3
Other loss (3)			(39.7)
Income from operations			18.6
Less other expense (income):
Interest expense			24.3
Interest income			(3.9)
Loss on debt extinguishment			5.8
Foreign currency gain, net			(16.3)
Other expense, net			0.3
Consolidated income before income taxes			$8.4
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

The following table summarizes capital expenditures and depreciation and amortization for each reportable segment (in millions):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Capital expenditures
Nuclear & Safety	$4.4	$4.8	$9.2	$8.3
Medical	5.8	3.8	9.5	8.5
Total operating and reportable segments	10.2	8.6	18.7	16.8
Corporate and other	1.5	0.8	2.2	1.2
Total capital expenditures	$11.7	$9.4	$20.9	$18.0
Depreciation and amortization
Nuclear & Safety	$22.9	$17.3	$47.2	$34.2
Medical	15.6	16.3	31.8	32.7
Total operating and reportable segments	38.5	33.6	79.0	66.9
Corporate and other	0.3	0.3	0.6	0.6
Total depreciation and amortization	$38.8	$33.9	$79.6	$67.5
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

	Revenues
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
North America
Nuclear & Safety	$106.0	$66.1	$216.2	$134.9
Medical	73.1	72.8	137.9	134.8
Total North America	179.1	138.9	354.1	269.7
Europe
Nuclear & Safety	77.6	73.4	148.2	132.2
Medical	7.5	8.4	14.8	15.0
Total Europe	85.1	81.8	163.0	147.2
Asia Pacific
Nuclear & Safety	2.6	2.2	7.3	8.0
Medical	—	—	—	—
Total Asia Pacific	2.6	2.2	7.3	8.0
Total Revenues	$266.8	$222.9	$524.4	$424.9

The following details revenues by product for each segment (in millions):

	Revenues
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Nuclear & Safety segment:
Nuclear	$118.1	$82.1	$243.9	$166.3
Labs and research	29.1	27.4	57.4	54.2
Other	39.0	32.2	70.4	54.6
Medical segment:
Cancer care	62.8	62.2	118.1	111.1
Other	17.8	19.0	34.6	38.7
Total Revenues	$266.8	$222.9	$524.4	$424.9
The following details revenues by timing of recognition (in millions):

	Revenues
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Point in time	$171.8	$152.4	$339.6	$282.3
Over time	95.0	70.5	184.8	142.6
Total revenues	$266.8	$222.9	$524.4	$424.9

The following details property, plant, and equipment, net, by geography (in millions):

	Property, Plant, and Equipment, Net
	June 30, 2026	December 31, 2025
North America	$98.3	$93.4
Europe	56.7	61.4
Asia Pacific	0.1	0.1
Total	$155.1	$154.9
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

Level 3 – Inputs are unobservable and require significant management judgment or estimation.
The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 13)	$421.6	$—	$—
Discretionary retirement plan	$6.0	$0.3	$—
Accrued interest receivable on cross-currency swaps (Note 17)	$—	$—	$—
Interest rate swaps (Note 17)	$—	$0.2	$—
Liabilities
Discretionary retirement plan	$6.0	$0.3	$—
Cross-currency rate swaps (Note 17)	$—	$33.3	$—

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 13)	$415.2	$—	$—
Discretionary retirement plan	$5.6	$1.0	$—
Accrued interest receivable on cross-currency swaps (Note 17)	$—	$0.1	$—
Liabilities
Discretionary retirement plan	$5.6	$1.0	$—
Interest rate swap (Note 17)	$—	$0.1	$—
Cross-currency rate swaps (Note 17)	$—	$40.7	$—
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

17. Derivatives and Hedging

The Company’s policy requires derivatives to be used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EUR and USD. As such, the Company entered into two cross-currency rate swaps during the year ended December 31, 2022, to manage currency risks related to our investments in foreign operations. During the year ended December 2025, the Company extended one cross-currency rate swap derivative by 2 years. During the six months ended June 30, 2026, the Company extended the other cross-currency rate swap derivative by thirty-three months. The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) during the year ended December 31, 2023 (settled during the three months ended June 30, 2026), as well as an additional interest rate swap (notional amount of $100.0 million) during the year ended December 31, 2025 (scheduled to settle during the fourth quarter of 2026), to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments (collectively, the “interest rate swaps”).
All derivative instruments are carried at fair value in the unaudited Condensed Consolidated Balance Sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets:
Accrued interest receivable on cross-currency rate swaps	Prepaid expenses and other currents assets	$—	$0.1
Interest rate swaps	Prepaid expenses and other currents assets	0.2	—
Total assets		$0.2	$0.1
Liabilities:
Interest rate swaps	Derivative liabilities, current	$—	$0.1
Cross-currency rate swap	Derivative liabilities, current	—	20.6
Cross-currency rate swap	Other non-current liabilities	33.3	20.1
Total liabilities		$33.3	$40.8
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
Hedges of Net Investments in Foreign Operations Strategy
The Company uses fixed-to-fixed cross-currency rate swaps (“CCRS”) to protect the net investment on pre-tax basis in the Company’s EUR-denominated operations against changes in spot exchange rates. For derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the fair values of the derivative financial instruments are recognized in net investment hedges adjustments, a component of accumulated other comprehensive loss (“AOCL”), to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		(Loss) Gain Recognized in AOCL
	As of		Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	June 30, 2026	December 31, 2025
Cross-currency rate swaps	€283.8	€238.8	$1.9	$(22.2)	$7.5	$(31.6)
Total	€283.8	€238.8	$1.9	$(22.2)	$7.5	$(31.6)
In 2025, the Company amended one of the cross-currency rate swaps to extend the maturity to December 31, 2027. During six months ended June 30, 2026, the Company amended another cross-currency rate swap to extend the maturity to December 29, 2028. As a part of each amendment, the relevant cross-currency rate swap was dedesignated from previous hedge accounting, and then redesignated as a net investment hedge, resulting in an immaterial off-market impact to the excluded interest component which will be recognized systematically into earnings over the life of the derivative.
The Company did not reclassify any gains or losses related to net investment hedges from AOCL into earnings during the six months ended June 30, 2026 and June 30, 2025, respectively. In addition, the Company did not have any ineffectiveness related to net investment hedges during the six months ended June 30, 2026 and June 30, 2025. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified as investing or financing activities in the unaudited Condensed Consolidated Statements of Cash Flows.
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCL and are reclassified into the line item in the unaudited Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCL into earnings. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is three years.

No gains or losses were recognized in other comprehensive income ("OCI") during the three months ended June 30, 2026, and gains of $0.3 million were recognized for the six months ended June 30, 2026 as a result of the interest rate swaps. Gains of $0.1 million and $0.2 million in income were recognized through interest expense and reclassified from OCI during the same periods. During the three months ended June 30, 2025, the interest rate swaps resulted in gains of $0.1 million recognized in other comprehensive income ("OCI"). No gains or losses were recognized in OCI for the six months ended June 30, 2025. Gains of $0.1 million and $0.2 million in income were recognized through interest expense and reclassified from OCI during the same periods. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified as financing activities in the unaudited Condensed Consolidated Statements of Cash Flows. In addition, the Company did not have any ineffectiveness related to the interest rate swaps during the three and six months ended June 30, 2026.

18. Earnings Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share is as follows (in millions, except per share amounts):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net earnings attributable to Mirion Technologies, Inc. shareholders	$7.7	$8.3	$4.3	$8.6

Weighted average common shares outstanding — basic	244.565	225.026	244.614	225.339
Effect of potentially dilutive securities — stock-based awards	0.181	0.722	0.420	0.945
Effect of potentially dilutive securities — convertible debt	30.321	17.310	30.321	17.310
Weighted average common shares outstanding — diluted	275.067	243.058	275.355	243.594

Net earnings per common share attributable to Mirion Technologies, Inc. — basic	$0.03	$0.04	$0.02	$0.04
Net earnings per common share attributable to Mirion Technologies, Inc. — diluted	$0.03	$0.03	$0.02	$0.04
Net earnings per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted earnings per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The weighted average number of potentially dilutive common shares related to employee stock-based awards excluded as anti-dilutive for the three and six months ended June 30, 2026 were 3.565 million and 1.966 million, respectively.

The following classes of common stock were considered in the earnings per share calculation.

Class A Common Stock
Holders of shares of our Class A common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The holders of our Class A common stock do not have cumulative voting rights in the election of directors. Holders of shares of our Class A common stock are entitled to receive dividends when and if declared by the Company's Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of our Class A common stock will be entitled to receive pro rata our remaining assets available for distribution. Class A common stock issued and outstanding is included in the Company’s basic earnings per share calculation, with the exception of founder shares discussed below.

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

Our Class B common stock has voting rights but no economic interest in the Company, and therefore shares are excluded from the calculation of basic and diluted earnings per share.

Stock-Based Awards
Each stock-based award represents the right to receive a Class A common stock upon vesting of the awards. Per ASC 260, "Earnings Per Share" (“EPS”), shares issuable for little or no cash consideration upon the satisfaction of certain conditions (i.e., contingently issuable shares) should be included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. As such, any stock-based awards such as RSUs that vest will be included in the Company's basic earnings (loss) per share calculations as of the date when all necessary conditions are met. We determine the potential dilutive effect of outstanding stock-based awards on EPS using the treasury stock method.

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
As of June 30, 2026, the Company expects $2.7 million in additional charges from restructuring actions in the next 12 months.

The Company’s restructuring expenses are comprised of the following (in millions):

	Three Months Ended June 30, 2026
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.1	$0.4	$0.5
Total	$0.1	$0.4	$0.5

	Three Months Ended June 30, 2025
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.2	$0.2	$0.4
Total	$0.2	$0.2	$0.4

	Six Months Ended June 30, 2026
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.1	$0.5	$0.6
Total	$0.1	$0.5	$0.6

	Six Months Ended June 30, 2025
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.2	$0.2	$0.4
Total	$0.2	$0.2	$0.4

The following table summarizes restructuring expenses for each reportable segment (in millions):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Restructuring expenses:
Nuclear & Safety	$0.1	$0.1	$0.1	$0.1
Medical	0.3	0.3	0.3	0.3
Corporate and other	0.1	—	0.2	—
Total	$0.5	$0.4	$0.6	$0.4
The following table summarizes the changes in the Company’s accrued restructuring balance for severance and employee costs, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets (in millions):

Balance at December 31, 2025	$0.3
Restructuring charges (excluding impairment)	0.6
Payments	(0.4)
Adjustments	—
Balance at June 30, 2026	$0.5
20. Noncontrolling Interests

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

As of June 30, 2026, the Company recognized noncontrolling interests for the 5,759,555 shares, representing approximately 2.3% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company. As of December 31, 2025, the Company recognized noncontrolling interests for the 5,869,555 shares, representing approximately 2.3% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company.

As of June 30, 2026, noncontrolling interests of $49.6 million were reflected in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

21. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	June 30, 2026	December 31, 2025
Cumulative foreign currency translation adjustment, net of tax	$(44.6)	$(25.1)
Unrealized gain on pension and postretirement benefit plans, net of tax	2.5	2.5
Unrealized loss on net investment hedges, net of tax	(26.6)	(32.4)
Unrealized gain (loss) on cash flow hedges, net of tax	0.2	(0.1)
Less: cumulative loss attributable to noncontrolling interests	(2.8)	(2.5)
Accumulated other comprehensive loss	$(65.7)	$(52.6)

22. Subsequent Events

The Company has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no other items which require adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of Mirion’s financial condition and results of operations together with the unaudited Condensed Consolidated Financial Statements and related notes of Mirion Technologies, Inc. that are included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and the notes related thereto for the year ended December 31, 2025 that are included in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Mirion” and “the Company” refer to the business and operations of Mirion Technologies, Inc. and its consolidated subsidiaries. Unless the context otherwise requires or unless otherwise specified, all dollar amounts in this section are in millions.
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
•Our revenues were $266.8 million for the three months ended June 30, 2026 and $222.9 million for the three months ended June 30, 2025, of which 69.8% and 63.6% were generated in the Nuclear & Safety segment for the three months ended June 30, 2026 and 2025, respectively, and 30.2% and 36.4% were generated in the Medical segment for the three months ended June 30, 2026 and 2025, respectively.
•Our revenues were $524.4 million for the six months ended June 30, 2026 and $424.9 million for the six months ended June 30, 2025, of which 70.9% and 64.7% were generated in the Nuclear & Safety segment for the six months ended June 30, 2026 and 2025, respectively, and 29.1% and 35.3% were generated in the Medical segment for the six months ended June 30, 2026 and 2025, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders) was $1,138.6 million and $1,104.3 million as of June 30, 2026, and December 31, 2025, respectively.
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
•Products supporting the development of new technologies within the Nuclear end market, including Small Modular Reactors (“SMRs”);
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
•We believe the focus of government policy in China is on expanding access to healthcare. In addition, our investments to address clinical needs, localization, and its growing population should benefit our business in China in the long term. However, we continue to monitor developments in the China market, including increased competition from local companies and the prevalence of volume based procurement policies, both of which have and may continue to impact our orders and revenues.
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
•Government budgets—While we believe that we are poised for growth from governmental customers in both of our segments, our revenues and cash flows from government customers are influenced, particularly in the short-term, by budgetary cycles. This impact can be either positive or negative, primarily related to revenues in our Labs and Research and Defense end markets.
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
Recent Developments
Paragon Acquisition
On December 1, 2025, Mirion acquired 100% of the outstanding membership interest of WCI-Gigawatt Intermediate Holdco, LLC, the indirect parent of Paragon Energy Solutions, LLC ("Paragon") for $588.6 million of gross purchase consideration ($581.5 million, net of cash and net working capital adjustment). As part of the Nuclear & Safety segment, Paragon is a leading provider of highly engineered solutions for large-scale nuclear power plants and small modular reactors (SMRs) in the United States. Mirion management believes that Paragon will provide Mirion's nuclear power customers with a more comprehensive suite of product offerings and services to meet their growing needs. Additionally, the addition of Paragon significantly enhances our presence in the U.S. nuclear power market and the developing SMR commercial entrants.
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
Russia and China
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia, China, and related parties. Additionally, China continues to expand localization requirements that could require us to localize manufacturing or source local components, or to otherwise modify our business operations. We do business with Russian and Chinese customers both within and outside of Russia and China, as well as with customers who have contracts with Russian and Chinese counterparties. The impact on the Company is predominantly in our Nuclear & Safety segment. As of June 30, 2026, the Company has approximately $18.8 million in net contract assets for Russian and Chinese customers and channel partners. The Company maintains $10.4 million in advance payment guarantees in support of these projects. The remaining performance obligations in our backlog for Russian- and Chinese-related projects were approximately $124.0 million at June 30, 2026.

While we have not experienced significant impacts to our business results from these sanctions and localization requirements, the Company will continue to monitor the social, political, regulatory and economic environment in Russia and China, and will consider actions as appropriate.
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

The following tables present a reconciliation of certain non-GAAP financial measures for the three and six months ended June 30, 2026 and for the three and six months ended June 30, 2025.

(In millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net income	$8.1	$8.5
Interest expense, net	5.8	9.8
Income tax expense (benefit)	3.2	(0.7)
Amortization	30.0	25.2
EBITA	$47.1	$42.8
Depreciation	8.8	8.7
EBITDA	$55.9	$51.5
Stock-based compensation expense	6.9	3.4
Foreign currency loss (gain), net	1.0	(13.5)
Loss on debt extinguishment and other related costs	—	6.3
Cost of revenues impact from inventory valuation purchase accounting	0.8	—
Non-operating expenses(1)(2)	0.7	3.5
Adjusted EBITDA	$65.3	$51.2
(1)Pre-tax non-operating expenses of $0.7 million for the three months ended June 30, 2026 include $0.5 million of restructuring and other related costs and $0.2 million of mergers and acquisitions expenses, primarily consisting of nonrecurring third-party consulting and professional fees.
(2)Pre-tax non-operating expenses of $3.5 million for the three months ended June 30, 2025 include $1.9 million of restructuring and other related costs; $1.0 million of asset impairment charges of our equity investment (100% impairment); $0.3 million of mergers and acquisitions expenses; and $0.3 million of consulting costs related to Nuclear & Safety segment enterprise resource planning software upgrades.

(In millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income	$4.7	$8.9
Interest expense, net	10.8	20.4
Income tax expense (benefit)	1.4	(0.5)
Amortization	61.0	50.6
EBITA	$77.9	$79.4
Depreciation	18.6	17.0
EBITDA	$96.5	$96.4
Stock-based compensation expense	11.2	6.8
Foreign currency loss (gain), net	4.7	(16.3)
Loss on debt extinguishment and other related costs	—	6.3
Cost of revenues impact from inventory valuation purchase accounting	1.6	—
Non-operating expenses(1)(2)	5.6	4.7
Adjusted EBITDA	$119.6	$97.9
(1)Pre-tax non-operating expenses of $5.6 million for the six months ended June 30, 2026 include $4.8 million of mergers and acquisitions expenses, primarily consisting of nonrecurring third-party consulting and professional fees, and $0.6 million of restructuring and other related costs.
(2)Pre-tax non-operating expenses of $4.7 million for the six months ended June 30, 2025 include $1.9 million of restructuring and other related costs; $1.0 million of asset impairment charges of our equity investment (100% impairment); $0.8 million of consulting costs related to Nuclear & Safety segment enterprise resource planning software upgrades; $0.7 million of one-time consulting fees related to IT services sourcing excellence; and $0.3 million of mergers and acquisitions expenses.

The following tables present a reconciliation of GAAP income from operations to non-GAAP Adjusted EBITDA by segment for the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2026
(In millions)	Nuclear & Safety	Medical	Corporate & Other	Consolidated
Income from operations	$26.0	$14.8	$(22.9)	$17.9
Amortization	19.2	10.8	—	30.0
Depreciation	3.7	4.8	0.3	8.8
Stock-based compensation	1.0	0.5	5.4	6.9
Cost of revenues impact from inventory valuation purchase accounting	0.8	—	—	0.8
Non-operating expenses	0.2	0.3	0.2	0.7
Other expense / (income)	0.1	(0.1)	0.2	0.2
Adjusted EBITDA	$51.0	$31.1	$(16.8)	$65.3

	Three Months Ended June 30, 2025
(In millions)	Nuclear & Safety	Medical	Corporate & Other	Consolidated
Income from operations	$19.0	$10.9	$(20.0)	$9.9
Amortization	13.7	11.5	—	25.2
Depreciation	3.6	4.8	0.3	8.7
Stock-based compensation	0.3	0.4	2.7	3.4
Non-operating expenses	1.0	2.6	0.4	4.0
Other expense / (income)	0.3	(0.1)	(0.2)	—
Adjusted EBITDA	$37.9	$30.1	$(16.8)	$51.2

	Six Months Ended June 30, 2026
(In millions)	Nuclear & Safety	Medical	Corporate & Other	Consolidated
Income from operations	$46.9	$22.6	$(47.9)	$21.6
Amortization	38.8	22.2	—	61.0
Depreciation	8.4	9.6	0.6	18.6
Stock-based compensation	1.7	1.1	8.4	11.2
Cost of revenues impact from inventory valuation purchase accounting	1.6	—	—	1.6
Non-operating expenses	0.3	0.3	5.0	5.6
Other expense / (income)	0.1	(0.1)	—	—
Adjusted EBITDA	$97.8	$55.7	$(33.9)	$119.6

	Six Months Ended June 30, 2025
(In millions)	Nuclear & Safety	Medical	Corporate & Other	Consolidated
Income from operations	$40.7	$17.6	$(39.7)	$18.6
Amortization	27.4	23.2	—	50.6
Depreciation	6.9	9.5	0.6	17.0
Stock-based compensation	0.8	0.8	5.2	6.8
Non-operating expenses	1.0	2.6	1.6	5.2
Other expense / (income)	0.3	(0.4)	(0.2)	(0.3)
Adjusted EBITDA	$77.1	$53.3	$(32.5)	$97.9

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

Results of Operations
For the Three Months Ended June 30, 2026 and the Three Months Ended June 30, 2025

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Revenues	$266.8	$222.9
Cost of revenues	133.7	120.4
Gross profit	133.1	102.5
Selling, general and administrative expenses	105.1	82.6
Research and development	10.1	10.0
Income from operations	17.9	9.9
Interest expense, net	5.8	9.8
Loss on debt extinguishment	—	5.8
Foreign currency loss (gain), net	1.0	(13.5)
Other (income) expense, net	(0.2)	—
Income before income taxes	11.3	7.8
Income tax expense (benefit)	3.2	(0.7)
Net income	8.1	8.5
Income attributable to noncontrolling interests	0.4	0.2
Net income attributable to Mirion Technologies, Inc.	$7.7	$8.3
Overview
Revenues were $266.8 million for the three months ended June 30, 2026 and $222.9 million for the three months ended June 30, 2025. Our Nuclear & Safety segment contributed $186.2 million and $141.7 million of revenues for the three months ended June 30, 2026 and 2025, respectively. Our Medical segment contributed $80.6 million and $81.2 million of revenues for the three months ended June 30, 2026 and 2025, respectively. Gross profit was $133.1 million and $102.5 million for the three months ended June 30, 2026 and 2025, respectively, resulting in a $30.6 million increase from the three months ended June 30, 2025.
Net income was $8.1 million for the three months ended June 30, 2026 and net income was $8.5 million for the three months ended June 30, 2025. Our Nuclear & Safety segment contributed $26.0 million and $19.0 million of income from operations for the three months ended June 30, 2026 and 2025, respectively. Our Medical segment contributed $14.8 million and $10.9 million of income from operations for the three months ended June 30, 2026 and 2025, respectively. The overall decrease in net income is primarily driven by a $1.0 million unrealized foreign currency loss in the current period as opposed to a $13.5 million gain in the prior period as a result of fluctuations in the exchange rate between the US Dollar and the Euro, increased amortization of intangible assets associated with recent acquisitions, increased employee compensation costs, and an increase in income tax expense. Partially offsetting these items was increased revenues in the Nuclear & Safety segment primarily driven by acquisitions, improved gross profit margins, decreased interest expense, and a nonrecurring $5.8 million loss on debt extinguishment in the prior period.

Revenues
Revenues were $266.8 million for the three months ended June 30, 2026 and $222.9 million for the three months ended June 30, 2025. Revenues increased $43.9 million from the three months ended June 30, 2025.
Nuclear & Safety segment revenues increased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 primarily due to price increases, organic volume growth, foreign exchange impacts, and recent acquisitions.
Medical segment revenues decreased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 primarily due to decreased volume, specifically within Asia-Pacific countries due to the introduced tariff regime in prior years paired with a decline in dosimetry product sales, partially offset by price increases and organic volume growth within the cameras product line.
Cost of revenues
Cost of revenues was $133.7 million for the three months ended June 30, 2026 and $120.4 million for the three months ended June 30, 2025, an increase of $13.3 million period over period.
Cost of revenues related to the Nuclear & Safety segment increased $19.1 million period over period. The increase was primarily driven by inflation of $1.7 million, increased employee medical costs of $1.0 million, foreign exchange impacts of $0.6 million, and costs associated with recent acquisitions of $20.2 million. These changes were partially offset by positive margin mix impact of $4.5 million.
Cost of revenues related to the Medical segment decreased $2.6 million period over period due to a decline in organic volume, partially offset by inflation.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $105.1 million for the three months ended June 30, 2026 and $82.6 million for the three months ended June 30, 2025, resulting in an increase of $22.5 million period over period.
Our Nuclear & Safety segment incurred higher SG&A expenses of $20.5 million for the three months ended June 30, 2026 compared with the three months ended June 30, 2025. The increase was driven by increased employee compensation costs related to newly acquired entities, amortization expense from newly acquired intangible assets, and foreign exchange impacts.
Our Medical segment incurred lower SG&A expenses of $1.7 million for the three months ended June 30, 2026 compared with the three months ended June 30, 2025. The decrease was driven by lower amortization expense for intangible assets, partially offset by increased employee compensation costs.

Corporate SG&A expenses were $21.3 million for the three months ended June 30, 2026 and $17.6 million for the three months ended June 30, 2025. The increase of $3.7 million was primarily driven by increased stock compensation costs, including additional expenses related to performance stock options ("PSOs") granted during the quarter, and costs associated with the establishment of a new artificial intelligence function. These costs were partially offset by a decrease in compensation costs.

Research and development
Research and development (“R&D”) expenses were $10.1 million for the three months ended June 30, 2026 and $10.0 million for the three months ended June 30, 2025, resulting in a increase of $0.1 million period over period.

Income from operations
Income from operations was $17.9 million for the three months ended June 30, 2026 compared with $9.9 million for the three months ended June 30, 2025. On a segment basis, income from operations in the Nuclear & Safety segment for the three months ended June 30, 2026 and three months ended June 30, 2025 was $26.0 million and $19.0 million, respectively, representing an increase of $7.0 million period over period. Income from operations in the Medical segment for the three months ended June 30, 2026 and 2025 was $14.8 million and $10.9 million, respectively, representing an increase of $3.9 million period over period. Corporate loss from operations was $22.9 million and $20.0 million for the three months ended June 30, 2026 and 2025, respectively, representing an increased loss of $2.9 million period over period. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $5.8 million for the three months ended June 30, 2026 and $9.8 million for the three months ended June 30, 2025. The $4.0 million decrease in interest expense, net, was due to decreased SOFR from the prior period, the $244.6 million decrease in the term loan balance as a result of the debt refinancing during the three months ended June 30, 2025, the 0.25% interest rate negotiated on the $400.0 million offering of Convertible Senior Notes due 2030 completed during the three months ended June 30 2025, and additional interest earned on cash deposits in the current period. For more information, see Note 8, Borrowings, Note 9, Convertible Debt, and Note 17, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Loss on debt extinguishment
Loss on debt extinguishment was $5.8 million for the three months ended June 30, 2025, related to the refinancing of the term loan completed on June 5, 2025.
Foreign currency (gain) loss, net
We recorded a $1.0 million net loss for the three months ended June 30, 2026 and a $13.5 million net gain for the three months ended June 30, 2025 from foreign currency exchange. The change in foreign currency loss (gain), net is due primarily to fluctuations in European local currencies in relation to the U.S. dollar and the related impact on our intercompany loans.
Income taxes
The effective income tax rate was 28.3% and (9.0)% for the three months ended June 30, 2026 and 2025, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the three months ended June 30, 2026 and 2025. Segment income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, foreign currency loss (gain), net, loss on debt extinguishment, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Nuclear & Safety

	Unaudited
(In millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Revenues	$186.2	$141.7
Income from operations	$26.0	$19.0
Income from operations as a % of revenues	14.0%	13.4%
Nuclear & Safety segment revenues increased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 primarily due to $2.0 million of price increases, $1.3 million of organic volume growth, and positive foreign exchange fluctuations of $1.3 million. Additional drivers include $39.8 million of revenue associated with recent acquisitions.
Income from operations was $26.0 million and $19.0 million for the three months ended June 30, 2026 and 2025, respectively. Income from operations increased $7.0 million period over period driven primarily by the changes in revenues described above and an improvement in gross margins from the prior period as a result of positive margin mix. These changes were partially offset by a loss from operations associated with recent acquisitions (inclusive of purchase accounting intangibles amortization of $8.4 million).
Medical

	Unaudited
(In millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Revenues	$80.6	$81.2
Income from operations	$14.8	$10.9
Income from operations as a % of revenues	18.4%	13.4%

Medical segment revenues decreased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 primarily due to a decline in volume of $9.5 million, specifically driven by a decline within Asia-Pacific countries due to the introduced tariff regime in prior years paired with a decline in dosimetry product sales, partially offset by price increases of $5.4 million and organic volume growth of $3.4 million within the cameras product line.
Income from operations was $14.8 million and $10.9 million for the three months ended June 30, 2026 and 2025, respectively, representing a $3.9 million increase in income from operations period over period. The increase in income from operations period over period was largely due to a reduction in amortization expense of $0.8 million and improved gross margins from the prior period as a result of positive margin mix, partially offset by decreased revenues as described above and increased employee compensation costs of $0.9 million.
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

Corporate and other costs were $22.9 million for the three months ended June 30, 2026 and $20.0 million for the three months ended June 30, 2025, which represents an increase of $2.9 million period over period. The increase versus the comparable period was predominantly driven by increased stock compensation costs of $2.7 million, including $1.8 million of additional expense related to PSOs granted during the quarter, and $1.0 million of costs associated with the establishment of a new artificial intelligence function. These were partially offset by a $1.0 million decrease in employee compensation costs.

For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
For the Six Months Ended June 30, 2026 and the Six Months Ended June 30, 2025

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenues	$524.4	$424.9
Cost of revenues	272.2	226.3
Gross profit	252.2	198.6
Selling, general and administrative expenses	210.9	161.3
Research and development	19.7	18.7
Income from operations	21.6	18.6
Interest expense, net	10.8	20.4
Loss on debt extinguishment	—	5.8
Foreign currency loss (gain), net	4.7	(16.3)
Other expense, net	—	0.3
Income before income taxes	6.1	8.4
Income tax expense (benefit)	1.4	(0.5)
Net income	4.7	8.9
Income attributable to noncontrolling interests	0.4	0.3
Net income attributable to Mirion Technologies, Inc.	$4.3	$8.6
Overview
Revenues were $524.4 million for the six months ended June 30, 2026 and $424.9 million for the six months ended June 30, 2025. Our Nuclear & Safety segment contributed $371.7 million and $275.1 million of revenues for the six months ended June 30, 2026 and 2025, respectively. Our Medical segment contributed $152.7 million and $149.8 million of revenues for the six months ended June 30, 2026 and 2025, respectively. Gross profit was $252.2 million and $198.6 million for the six months ended June 30, 2026 and 2025, respectively, resulting in a $53.6 million increase from the six months ended June 30, 2025.
Net income was $4.7 million for the six months ended June 30, 2026 and net income was $8.9 million for the six months ended June 30, 2025. Our Nuclear & Safety segment contributed $46.9 million and $40.7 million of income from operations for the six months ended June 30, 2026 and 2025, respectively. Our Medical segment contributed $22.6 million and $17.6 million of income from operations for the six months ended June 30, 2026 and 2025, respectively. The overall decrease in net income is primarily driven by a $4.7 million unrealized foreign currency loss in the current period as opposed to a $16.3 million gain in the prior period as a result of fluctuations in the exchange rate between the US Dollar and the Euro, increased amortization of intangible assets associated with recent acquisitions, increased employee compensation costs, and an increase in income tax expense. Partially offsetting these items were increased revenues in both segments, improved gross margins, decreased interest expense, and a nonrecurring $5.8 million loss on debt extinguishment in the prior period.

Revenues
Revenues were $524.4 million for the six months ended June 30, 2026 and $424.9 million for the six months ended June 30, 2025. Revenues increased $99.5 million from the six months ended June 30, 2025.
Nuclear & Safety segment revenues increased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 primarily due to foreign exchange impacts, price increases, and organic volume growth.
Medical segment revenues increased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 primarily due to price increases, organic volume growth within the cameras product line, and positive foreign exchange fluctuations. These changes were partially offset by a decline in volume growth within other product lines, specifically within Asia-Pacific countries due to the introduced tariff regime in prior years paired with a decline in dosimetry product sales.
Cost of revenues
Cost of revenues was $272.2 million for the six months ended June 30, 2026 and $226.3 million for the six months ended June 30, 2025, an increase of $45.9 million period over period.
Cost of revenues related to the Nuclear & Safety segment increased $50.7 million period over period. The increase was primarily driven by foreign exchange impacts of $3.7 million, inflation of $3.6 million, organic volume growth of $0.6 million, and costs associated with the recent acquisitions of $42.8 million.
Cost of revenues related to the Medical segment decreased $1.6 million period over period primarily due to a decrease in volume.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $210.9 million for the six months ended June 30, 2026 and $161.3 million for the six months ended June 30, 2025, resulting in a increase of $49.6 million period over period.
Our Nuclear & Safety segment incurred higher SG&A expenses of $41.6 million for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increase was driven by increased employee compensation costs, amortization expense from newly acquired intangible assets, foreign exchange impacts, and increased depreciation.
Our Medical segment incurred lower SG&A expenses of $1.2 million for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The decrease was primarily due to lower amortization expense. Partially offsetting these savings were increased employee compensation costs.

Corporate SG&A expenses were $44.5 million for the six months ended June 30, 2026 and $35.3 million for the six months ended June 30, 2025. The increase of $9.2 million was primarily driven by increased stock compensation costs, including additional expense related to PSOs granted during the quarter, costs associated with the establishment of a new artificial intelligence function, and increased current period mergers and acquisition related expenses.
Research and development
Research and development (“R&D”) expenses were $19.7 million for the six months ended June 30, 2026 and $18.7 million for the six months ended June 30, 2025, resulting in an increase of $1.0 million period over period. The increase in R&D expenses was primarily due to increased employee compensation costs, partially offset by decreased professional service spend.
Income from operations
Income from operations was $21.6 million for the six months ended June 30, 2026 compared with income of $18.6 million for the six months ended June 30, 2025. On a segment basis, income from operations in the Nuclear & Safety segment for the six months ended June 30, 2026 and six months ended June 30, 2025 was $46.9 million and $40.7 million, respectively, representing an increase of $6.2 million period over period. Income from operations in the Medical segment for the six months ended June 30, 2026 and 2025 was $22.6 million and $17.6 million, respectively, representing an increase of $5.0 million period over period. Corporate loss from operations was $47.9 million and $39.7 million for the six months ended June 30, 2026 and 2025, respectively, representing an increased loss of $8.2 million period over period. See “Business segments” and “Corporate and other” below for further details.

Interest expense, net
Interest expense, net, was $10.8 million for the six months ended June 30, 2026 and $20.4 million for the six months ended June 30, 2025. The $9.6 million decrease in interest expense, net was due to decreased interest rates from the prior period, the $244.6 million decrease in the term loan balance as a result of the debt refinancing during the six months ended June 30, 2025, the 0.25% interest rate negotiated on the $400.0 million Convertible Debt offering completed during the six months ended June 30 2025, and additional interest earned on cash deposits in the current period. For more information, see Note 8, Borrowings, Note 9, Convertible Debt, and Note 17, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Loss on debt extinguishment
Loss on debt extinguishment was $5.8 million for the six months ended June 30, 2025, related to the refinancing of the term loan completed on June 5, 2025.
Foreign currency (gain) loss, net
We recorded a $4.7 million net loss for the six months ended June 30, 2026 and a $16.3 million net gain for the six months ended June 30, 2025 from foreign currency exchange. The change in foreign currency loss (gain), net is due primarily to fluctuations in European local currencies in relation to the U.S. dollar and the related impact on our intercompany loans.
Income taxes
The effective income tax rate was 23.0% and (6.0)% for the six months ended June 30, 2026 and 2025, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the six months ended June 30, 2026 and 2025. Segment income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, foreign currency loss (gain), net, loss on debt extinguishment, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Nuclear & Safety

	Unaudited
(In millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenues	$371.7	$275.1
Income from operations	$46.9	$40.7
Income from operations as a % of revenues	12.6%	14.8%
Nuclear & Safety segment revenues increased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 primarily due to positive foreign exchange fluctuations of $7.7 million, $3.7 million of price increases, and $3.1 million of organic volume growth, primarily driven by military and civil defense. Additional drivers include $82.1 million of additional revenue from recent acquisitions.
Income from operations was $46.9 million and $40.7 million for the six months ended June 30, 2026 and 2025, respectively. Income from operations increased $6.2 million period over period driven primarily by the increase in revenues described above and an improvement in gross margins from the prior period as a result of positive margin mix.

These changes were partially offset by a loss from operations associated with recent acquisitions (inclusive of purchase accounting intangibles amortization of $16.8 million).
Medical

	Unaudited
(In millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenues	$152.7	$149.8
Income from operations	$22.6	$17.6
Income from operations as a % of revenues	14.8%	11.7%
Medical segment revenues increased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 primarily due to $7.5 million of price increases, $4.8 million of organic volume growth within the cameras product line, and $0.9 million of positive foreign exchange fluctuations. These changes were partially offset by a decline in volume growth within other product lines of $10.3 million, specifically driven by a decline within Asia-Pacific countries due to the introduced tariff regime in prior years paired with a decline in dosimetry product sales.
Income from operations was $22.6 million and $17.6 million for the six months ended June 30, 2026 and 2025, respectively, representing a $5.0 million increase in income from operations period over period. The increase in income from operations period over period was largely due to increased revenues as described above, improved gross margins from the prior period as a result of positive margin mix, and a reduction in amortization expense of $1.1 million. Partially offsetting the increase in income were increased employee compensation costs of $1.7 million.
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

Corporate and other costs were $47.9 million for the six months ended June 30, 2026 and $39.7 million for the six months ended June 30, 2025, which represents an increase of $8.2 million period over period. The increase versus the comparable period was predominantly driven by increased stock compensation costs of $5.5 million, including $1.8 million of additional expense related to PSOs granted during the quarter, $1.9 million of costs associated with the establishment of a new artificial intelligence function, and $1.3 million of increased current period mergers and acquisition related expenses. These were partially offset by a $0.5 million decrease in professional service spend.

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

At June 30, 2026 and December 31, 2025 we had $421.6 million and $415.2 million, respectively, in cash, cash equivalents, and restricted cash, which include amounts held by entities outside of the United States of approximately $218.1 million and $205.7 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise.
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
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on June 30, 2026 and December 31, 2025.

Term Loan - The term loan had a remaining principal balance of $450.0 million as of June 30, 2026 and December 31, 2025. The term loan bore interest at the greater of SOFR or 0.50%, plus the applicable margin rate of 2.00%. The interest rate was 5.70% and 5.78% as of June 30, 2026 and December 31, 2025, respectively. The Company made no repayments during the six months ended June 30, 2026 and repaid $244.6 million during the year ended December 31, 2025.
Revolving Line of Credit - There was no outstanding balance under the arrangement as of June 30, 2026 and December 31, 2025. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $12.6 million and $15.7 million for the periods ended June 30, 2026 and December 31, 2025, respectively. The amount available on the revolver as of June 30, 2026 and December 31, 2025 was approximately $162.4 million and $159.3 million, respectively.

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
Convertible Senior Notes - Redemption
The Company may not redeem the 2030 Notes prior to June 6, 2028 and the 2031 Notes prior to October 5, 2028. The Company may redeem for cash 100% of the principal amounts of the 2030 Notes and 2031 Notes being redeemed plus any unpaid special interest or any portion of the principal at its option, on or after the applicable redemption date, but only if a certain liquidity condition has been satisfied and the last reported sale price of Mirion's Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. If the Company redeems less than all of the outstanding notes, at least 100.0 million aggregate principal amount of the respective notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice.
If the Company undergoes a fundamental change, as defined in the May and September Indentures, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their notes in principal amounts of 1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity dates or if the Company issues a notice a redemption, the Company will increase the conversion rate for holders who elect to convert their notes in connection with such a corporate event. The conditions allowing holders of the 2030 Notes and 2031 Notes to convert were not met during the three and six months ended June 30, 2026.
Convertible Senior Notes - Interest and Maturity
The 2030 Notes and 2031 Notes are classified as long-term liabilities, net of issuance costs of $9.7 million and $8.7 million, respectively, as of June 30, 2026, and $12.4 million and $9.9 million, respectively, as of December 31, 2025, on the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the net carrying amount of the 2030 Notes and 2031 Notes approximates fair value. As the 2030 Notes and 2031 Notes were not issued at a premium, no portion of the proceeds from the issuance of the 2030 Notes and 2031 Notes met the requirements to be accounted for separately as a component of stockholders’ equity. The 2030 Notes and 2031 Notes were issued at par, and costs associated with the issuance of the 2030 Notes and 2031 Notes are amortized to interest expense over the contractual term of the respective Notes. Interest expense (including amortization of deferred issuance costs) recognized related to the 2030 Notes for the three and six months ended June 30, 2026 was $0.8 million and $1.7 million, respectively and $0.4 million for the three and six months ended June 30, 2025. No special interest was recorded for the 2031 Notes and amortization of deferred financing costs of $0.4 million and $0.8 million was recorded for the 2031 Notes during the three and six months ended June 30, 2026. As of June 30, 2026, the effective interest rate of the 2030 Notes is 0.88%.
For more discussion on the Company's debt profile, see Note 8, Borrowings, and Note 9, Convertible Debt, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Share Repurchase Program
In December 2024, we instituted a share repurchase program for up to $100 million of the currently outstanding shares of our Class A common stock, as approved by our Board of Directors and authorized until November 14, 2029. Under the share repurchase program, we intend to repurchase shares from time to time through open market purchases, privately negotiated transactions, block purchases and otherwise in accordance with applicable federal securities laws, including Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. We have repurchased 3.3 million shares cumulatively under this program as of June 30, 2026 for $59.6 million.
Hedges
The Company’s policy requires derivatives to be used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EUR and USD. As such, the Company entered into two cross-currency rate swaps during the year ended December 31, 2022, to manage currency risks related to our investments in foreign operations. During the year ended December 2025, the Company extended one cross-currency rate swap derivative by 2 years. During the six months ended June 30, 2026, the Company extended the other cross-currency rate swap derivative by thirty-three months. The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) during the year ended December 31, 2023 (settled during the three months ended June 30, 2026), as well as an additional interest rate swap (notional amount of $100.0 million) during the year ended December 31, 2025 (will settle during the fourth quarter of 2026), to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments (collectively, the “interest rate swaps”).
The cross-currency rate swaps are derivative financial instruments that have been designated and qualify as hedges of net investments in our foreign operations. Accordingly, the changes in the fair values of the swaps are recognized in net investment hedges adjustments, a component of accumulated other comprehensive loss (“AOCL”), to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change. The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	June 30, 2026	December 31, 2025
Cross-currency rate swaps	€283.8	€238.8	$1.9	$(22.2)	$7.5	$(31.6)
Total	€283.8	€238.8	$1.9	$(22.2)	$7.5	$(31.6)

The interest rate swaps are derivative financial instruments that have been designated and qualify as cash flow hedges. The changes in the fair values of the cash flow hedges are recorded in accumulated other comprehensive loss (“AOCL”) and are reclassified into the line item in our unaudited Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCL into earnings. No gains or losses were recognized in other comprehensive income (“OCI”) during the three months ended June 30, 2026 and gains of $0.3 million were recognized for the six months ended June 30, 2026 as a result of the interest rate swaps. Gains of $0.1 million and $0.2 million in income were recognized through interest expense and reclassified from OCI during the same periods.

For more discussion of the hedges of net investments, see Note 16, Fair Value Measurement, and Note 17, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-Q.
Cash Flows
For the Six Months Ended June 30, 2026 and for the Six Months Ended June 30, 2025

	Unaudited
(In millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net cash provided by operating activities	$77.4	$48.0
Net cash used in investing activities	$(19.8)	$(15.7)
Net cash (used in) provided by financing activities	$(45.2)	$41.2
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $77.4 million for the six months ended June 30, 2026 as compared to net cash provided by operating activities of $48.0 million for the six months ended June 30, 2025, representing an increase of $29.4 million. The change is primarily due to the cash impact from net income, adjusted for non-cash items, increasing by $33.3 million. This is partially offset by $3.9 million in additional cash outflow from changes in various items in net working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities was $19.8 million for the six months ended June 30, 2026 versus $15.7 million for the six months ended June 30, 2025 representing an increase of $4.1 million. The increase in net cash used was driven primarily by $2.6 million in additional capital expenditures and a $1.3 million decrease in proceeds from net investment hedge derivative contracts classified as investing activities.
Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $45.2 million during the six months ended June 30, 2026 versus net cash provided by financing activities of $41.2 million during the six months ended June 30, 2025. The change of $86.4 million period over period primarily relates to the net cash inflows from the prior year debt transactions described above in the Liquidity and Capital Resources section, offset by lower cash outflows from repurchases of Company stock during the current year.
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
During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies, to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter for the three months ended June 30, 2026, than from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our operating results may be impacted by the effects of, and changes in, worldwide economic conditions, geopolitical tensions, international trade, tariffs and retaliatory countermeasures, export controls, foreign localization requirements and other trade barriers, global trade wars or domestic preferences, any of which could increase our costs and materially and adversely affect our business, results of operations and financial condition. Our global business, operations, and the execution of our business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond our control, such as, among other things, tariffs and retaliatory countermeasures, trade barriers and other governmental protectionist measures impacting international trade agreements or imposing trade restrictions, including requirements that our equipment be localized or sourced in-country for public tenders opportunities, any of which can negatively affect us. Geopolitical tensions, including the ongoing conflict involving Iran, have contributed to uncertainty in the broader macroeconomic environment, including volatility in energy markets and continued concerns regarding inflation and interest rates. Additionally, heightened geopolitical tensions and uncertainties related to trade wars have caused economic disruption and uncertainty, which may impact customer spending, project timing, and overall demand for the Company's products. These factors may continue to negatively affect our financial results and operating cash flows. We are unable to predict the extent or duration of these impacts, including the effect of any further escalation or related governmental or market responses, on our business, financial condition and results of operations.

There is currently significant uncertainty about future trade relationships between the United States and various other countries, most significantly Russia, Canada, Mexico, and China. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflicts, could materially and adversely affect the Company’s business and operations. The U.S. government and other governments have imposed export controls and tariffs on certain products and certain components that we import into, and export out of, the United States, and we, our customers, suppliers, and partners may become subject to additional tariffs and export controls and our products and services may be subject to increased competition outside of the United States. China continues to expand localization requirements that could require us to localize manufacturing or source local components, or to otherwise modify our business operations. Compliance with those requirements could increase our costs or delay or prevent sales and reduce demand for our equipment. In addition, geopolitical tensions could result in, among other things, cyberattacks, supply chain disruptions, higher energy and other commodity costs, lower demand, changes to foreign exchange rates and financial markets. Additional tariffs and trade restrictions may result in increased manufacturing costs and product pricing, further supply chain disruptions, limit access to end markets and lower profitability. We also generate a significant amount of our revenue outside of the United States which may be adversely affected by tariffs and trade controls imposed by other countries. Revenue generated from outside of North America accounted for approximately 32.9% of our net sales for the quarter ended June 30, 2026 and approximately 37.1% of our net sales for the year ended December 31, 2025, and international sales are expected to remain a material percentage of our total revenue in future periods. If we are not successful in offsetting the impact of tariffs, export controls, trade barriers, localization requirements and other geopolitical disruptions, our business, results of operations and financial condition may be adversely affected.

The use of Artificial Intelligence (AI) and machine learning technologies in our business and operations may result in legal liability, regulatory action, increased compliance obligations, competitive or reputational harm, ethical or other concerns and adversely affect our business, financial condition and results of operations. We use artificial intelligence, including generative artificial intelligence and machine learning technologies, such as deep learning, in certain business operations and rely on third-party products and services that incorporate artificial intelligence technologies. Artificial intelligence systems, particularly generative artificial intelligence and artificial intelligence tools used in software development, may produce inaccurate, biased, misleading, incomplete, or defective outputs, including code errors, security vulnerabilities or intellectual property issues, and reliance on such outputs or on artificial intelligence systems designed, trained, operated or used by vendors or other third parties could expose us to liability, regulatory scrutiny or reputational harm. In particular, security vulnerabilities in our, or vendor generative AI tools, may create attack vectors exposing our data and/or systems. Artificial intelligence tools may also mishandle sensitive information in ways which could have an adverse effect on our business, results of operations and financial condition.

If competitors or other third parties adopt artificial intelligence more quickly or effectively than us, our competitive position, reputation and operations could be adversely affected. Further, there can be no assurance that our use of artificial intelligence will increase our efficiency or profitability as its cost increases, or be beneficial to our business.

Laws and regulations governing artificial intelligence technologies are rapidly evolving and complex, including in the areas of intellectual property, cybersecurity, privacy and data protection, employment, consumer protection, product liability, securities, defamation and other areas. Existing and proposed laws and regulations in the United States and the European Union, including the European Union’s Artificial Intelligence Act and a growing number of U.S. state artificial intelligence laws, may impose additional governance, transparency, assessment, monitoring, reporting and other compliance obligations on companies that develop, deploy or use artificial intelligence tools, including third-party artificial intelligence tools.

Although we have implemented and continue to enhance policies, procedures and governance controls intended to help address certain risks presented by these technologies, our employees may not fully abide by those controls and these measures may not fully address or prevent legal, regulatory, operational, reputational, ethical or other risks. Compliance with evolving artificial intelligence laws, regulations and industry standards relating to artificial intelligence may impose significant costs, require changes to our governance processes or business practices, limit our ability to develop, deploy or use artificial intelligence technologies in our business, or expose us to regulatory inquiries, investigations, enforcement actions, litigation or other claims. There has been an increase in artificial intelligence-related litigation and government regulatory actions targeting the design, deployment and other uses of artificial intelligence and claiming liability under numerous areas of law, such as consumer protection, product liability, privacy, intellectual property, employment, securities, and defamation. Any of these risks could have an adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) On December 3, 2024, Mirion instituted a share repurchase program for up to $100 million of the currently outstanding shares of our Class A common stock, as approved by the Board of Directors of the Company, which expires on November 14, 2029, and can be terminated at any time by the Company without any notice. Under the share repurchase program, the Company intends to repurchase shares from time to time through open market purchases, privately negotiated transactions, block purchases and otherwise in accordance with applicable federal securities laws, including Rules 10b5-1 and 10b-18 of the Exchange Act. During the three months ended June 30, 2026, Mirion repurchased 1,413,462 shares of its Class A common stock, par value $0.001 per share, under this program. The following table summarizes the repurchases of the Company's Class A common stock during the three months ended June 30, 2026:
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
April 1 - 30, 2026	—	$—	—	$65.4
May 1 - 31, 2026	183,223	$17.93	183,223	$62.1
June 1 - 30, 2026	1,230,239	$17.65	1,230,239	$40.4

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
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
10.1
Letter Agreement, dated July 2, 2026, by and between Mirion Technologies, Inc. and Loïc Eloy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2026).

10.2
Secondment Addendum, dated July 2, 2026, by and among Mirion Technologies (MGPI) SAS, Mirion Technologies, Inc. and Loïc Eloy (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2026).

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
Mirion Technologies, Inc.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	July 29, 2026

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	July 29, 2026

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	July 29, 2026