Form 10-Q
period 2026-09-30
Mirion Technologies, Inc.
filed 2026-10-28
CIK 1809987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 22, 2026, there were 239,732,572 shares of Class A common stock, $0.0001 par value per share, and 5,759,555 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations, macroeconomic trends, including the impact of tariffs and global trade relations, macro trends in cancer care, nuclear power and small modular reactor industries and our competitive positioning are forward-looking statements. This includes, without limitation, statements under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, capitalization and capital structure, indebtedness, business strategy, and the plans and objectives of management for future operations, market share and products sales, future market opportunities, future manufacturing capabilities and facilities, future sales channels and strategies, goodwill impairment, backlog, our supply chain challenges, matters affecting Russia, relations between the United States and China, conflict in the Middle East (including the U.S.-Israel-Iran conflict), foreign exchange, tariffs or other trade disruptions, interest rate and inflation trends, any merger, acquisition, divestiture or investment activity, including integration of previously completed mergers and acquisitions, or other strategic transactions and investments, legal claims, litigation, arbitration or similar proceedings, including with respect to customer disputes, and the future or expected impact on us of any epidemic, pandemic or other crises. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” “strive,” “seeks,” “plans,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	6
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and September 30, 2025	7
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and September 30, 2025	8
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and September 30, 2025	9
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and September 30, 2025	12
Notes to Condensed Consolidated Financial Statements (Unaudited)	13
Note 1. Nature of Business and Summary of Significant Accounting Policies	13
Note 2. Business Combinations	17
Note 3. Contracts in Progress	19
Note 4. Inventories	20
Note 5. Property, Plant and Equipment, Net	20
Note 6. Accrued Expenses and Other Current Liabilities	21
Note 7. Goodwill and Intangible Assets	21
Note 8. Borrowings	24
Note 9. Convertible Debt	26
Note 10. Leased Assets	29
Note 11. Commitments and Contingencies	30
Note 12. Income Taxes	31
Note 13. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows	32
Note 14. Stock-Based Compensation	32
Note 15. Segment Information	33
Note 16. Fair Value Measurements	37
Note 17. Derivatives and Hedging	39
Note 18. Earnings Per Share	41
Note 19. Restructuring and Impairment	42
Note 20. Noncontrolling Interests	44
Note 21. Accumulated Other Comprehensive Loss	44
Note 22. Subsequent Events	44

Mirion Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$408.7	$412.3
Accounts receivable, net of allowance for doubtful accounts	181.7	181.6
Costs in excess of billings on uncompleted contracts	97.6	93.8
Inventories	158.7	152.6
Prepaid expenses and other current assets	58.2	53.4
Total current assets	904.9	893.7
Property, plant, and equipment, net	156.7	154.9
Operating lease right-of-use assets	38.3	32.1
Goodwill	1,859.5	1,872.4
Intangible assets, net	516.1	606.3
Other assets	25.6	28.7
Total assets	$3,501.1	$3,588.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67.5	$57.4
Deferred contract revenue	121.8	112.3
Debt, current	—	1.6
Operating lease liabilities, current	7.5	7.7
Derivative liabilities, current	—	20.7
Accrued expenses and other current liabilities	103.0	116.4
Total current liabilities	299.8	316.1
Debt, non-current	444.0	443.1
Convertible debt	757.6	754.5
Operating lease liabilities, non-current	33.5	26.8
Deferred income taxes, non-current	59.3	70.0
Other liabilities	70.9	60.7
Total liabilities	1,665.1	1,671.2
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 500,000,000 shares authorized; 239,732,572 shares issued and outstanding at September 30, 2026; 244,662,792 shares issued and outstanding at December 31, 2025	—	—
Class B common stock; $0.0001 par value, 100,000,000 shares authorized; 5,759,555 shares issued and outstanding at September 30, 2026; 5,869,555 shares issued and outstanding at December 31, 2025	—	—
Treasury stock, at cost; 9,408,713 shares at September 30, 2026 and 3,492,619 shares December 31, 2025	(160.3)	(58.4)
Additional paid-in capital	2,511.4	2,490.1
Accumulated deficit	(501.0)	(512.7)
Accumulated other comprehensive loss	(64.2)	(52.6)
Mirion Technologies, Inc. stockholders’ equity	1,785.9	1,866.4
Noncontrolling interests	50.1	50.5
Total stockholders’ equity	1,836.0	1,916.9
Total liabilities and stockholders’ equity	$3,501.1	$3,588.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenues:
Product	$213.5	$166.1	$614.8	$478.2
Service	64.3	57.0	187.4	169.8
Total revenues	277.8	223.1	802.2	648.0
Cost of revenues:
Product	118.0	89.5	337.1	263.9
Service	28.3	29.1	81.4	81.0
Total cost of revenues	146.3	118.6	418.5	344.9
Gross profit	131.5	104.5	383.7	303.1
Operating expenses:
Selling, general and administrative	104.0	87.0	314.9	248.3
Research and development	10.3	10.1	30.0	28.8
Total operating expenses	114.3	97.1	344.9	277.1
Income from operations	17.2	7.4	38.8	26.0
Other expense (income):
Interest expense	8.4	8.9	25.2	33.2
Interest income	(2.7)	(2.2)	(8.7)	(6.1)
Loss on debt extinguishment	—	—	—	5.8
Foreign currency loss (gain), net	0.1	(0.6)	4.8	(16.9)
Other expense, net	0.5	0.1	0.5	0.4
Income before income taxes	10.9	1.2	17.0	9.6
Income tax expense (benefit)	3.1	(1.9)	4.5	(2.4)
Net income	7.8	3.1	12.5	12.0
Income attributable to noncontrolling interests	0.4	0.2	0.8	0.5
Net income attributable to Mirion Technologies, Inc.	$7.4	$2.9	$11.7	$11.5

Earnings per common share attributable to Mirion Technologies, Inc.:
Basic	$0.03	$0.01	$0.05	$0.05
Diluted	$0.03	$0.01	$0.04	$0.04
Weighted average common shares outstanding:
Basic	242.390	224.583	243.864	225.084
Diluted	272.889	255.662	274.543	256.249
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In millions)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net income	$7.8	$3.1	$12.5	$12.0
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	(0.5)	(1.2)	(20.0)	65.1
Unrealized gain (loss) on net investment hedges, net of tax	2.1	0.5	7.9	(27.9)
Unrealized (loss) gain on cash flow hedges, net of tax	—	(0.1)	0.3	(0.2)
Other comprehensive income (loss), net of tax	1.6	(0.8)	(11.8)	37.0
Comprehensive income	9.4	2.3	0.7	49.0
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.5	(0.2)	0.6	1.2
Comprehensive income attributable to Mirion Technologies, Inc. stockholders	$8.9	$2.5	$0.1	$47.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2024	225,915,767	$—	6,504,885	$—	288,013	$(3.2)	$2,143.3	$(541.5)	$(93.0)	$53.5	$1,559.1
Stock issued for vested restricted stock units	422,442	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	15,888	—	—	—	(15,888)	0.1	(0.1)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(126,262)	—	—	—	126,262	(1.9)	—	—	—	—	(1.9)
Stock compensation to directors in lieu of cash compensation	2,369	—	—	—	—	—	0.1	—	—	—	0.1
Conversion of shares of class B common stock to class A common stock	132,500	—	(132,500)	—	—	—	1.1	—	—	(1.1)	—
Purchases of treasury stock	(1,160,000)	—	—	—	1,160,000	(18.6)		—	—	—	(18.6)
Stock-based compensation expense	—	—	—	—	—	—	3.3	—	—	—	3.3
Net income	—	—	—	—	—	—	—	0.3	—	0.1	0.4
Other comprehensive income	—	—	—	—	—	—	—	—	13.9	0.4	14.3
Balance March 31, 2025	225,202,704	$—	6,372,385	$—	1,558,387	$(23.6)	$2,147.7	$(541.2)	$(79.1)	$52.9	$1,556.7
Stock issued for vested restricted stock units	745,050	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	84,518	—	—	—	(84,518)	0.6	(0.6)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(200,353)	—	—	—	200,353	(3.2)	—	—	—	—	(3.2)
Stock compensation to directors in lieu of cash compensation	2,827	—	—	—	—	—	—	—	—	—	—
Conversion of shares of class B common stock to class A common stock	297,500	—	(297,500)	—	—	—	2.5	—	—	(2.5)	—
Purchases of treasury stock	(1,777,523)	—	—	—	1,777,523	(31.0)	—	—	—	—	(31.0)
Purchases of capped calls related to convertible debt, net of tax	—	—	—	—	—	—	(44.3)	—	—	—	(44.3)
Stock-based compensation expense	—	—	—	—	—	—	3.4	—	—	—	3.4
Net income	—	—	—	—	—	—	—	8.3	—	0.2	8.5
Other comprehensive income	—	—	—	—	—	—	—	—	22.8	0.7	23.5
Balance June 30, 2025	224,354,723	$—	6,074,885	$—	3,451,745	$(57.2)	$2,108.7	$(532.9)	$(56.3)	$51.3	$1,513.6

Stock issued for vested restricted stock units	10,761	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	316	—	—	—	(316)	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	2,754	—	—	—	—	—	—	—	—	—	—
Conversion of shares of class B common stock to class A common stock	95,330	—	(95,330)	—	—	—	0.8	—	—	(0.8)	—
Issuance of shares of class A common stock under a direct registered offering, net of offering costs	19,906,322	—	—	—	—	—	409.6	—	—	—	409.6
Purchases of capped calls related to convertible debt	—	—	—	—	—	—	(38.0)	—	—	—	(38.0)
Tax impact of capped calls related to convertible debt	—	—	—	—	—	—	0.1	—	—	—	0.1
Stock-based compensation expense	—	—	—	—	—	—	4.4	—	—	—	4.4
Net income	—	—	—	—	—	—	—	2.9	—	0.2	3.1
Other comprehensive loss	—	—	—	—	—	—	—	—	(0.8)	—	(0.8)
Balance September 30, 2025	244,370,206	$—	5,979,555	$—	3,451,429	$(57.2)	$2,485.6	$(530.0)	$(57.1)	$50.7	$1,892.0

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2025	244,662,792	$—	5,869,555	$—	3,492,619	$(58.4)	$2,490.1	$(512.7)	$(52.6)	$50.5	$1,916.9
Stock issued for vested restricted stock units	610,737	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	38,140	—	—	—	(38,140)	0.4	(0.4)	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(192,446)	—	—	—	192,446	(4.1)	—	—	—	—	(4.1)
Stock compensation to directors in lieu of cash compensation	1,104	—	—	—	—	—	—	—	—	—	—
Conversion of shares of class B common stock to class A common stock	5,000	—	(5,000)	—	—	—	0.1	—	—	(0.1)	—
Purchases of treasury stock	(729,661)	—	—	—	729,661	(16.0)	—	—	—	—	(16.0)
Tax impact of capped calls related to convertible debt	—	—	—	—	—	—	1.0	—	—	—	1.0
Stock-based compensation expense	—	—	—	—	—	—	4.3	—	—	—	4.3
Net loss	—	—	—	—	—	—	—	(3.4)	—	—	(3.4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(10.0)	(0.2)	(10.2)
Balance March 31, 2026	244,395,666	$—	5,864,555	$—	4,376,586	$(78.1)	$2,495.1	$(516.1)	$(62.6)	$50.2	$1,888.5

Stock issued for vested restricted stock units	199,862	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	17,288	—	—	—	(17,288)	0.2	(0.1)	—	—	—	0.1
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(38,627)	—	—	—	38,627	(0.8)	—	—	—	—	(0.8)
Stock compensation to directors in lieu of cash compensation	1,095	—	—	—	—	—	—	—	—	—	—
Conversion of shares of class B common stock to class A common stock	105,000	—	(105,000)	—	—	—	0.9	—	—	(0.9)	—
Purchases of treasury stock	(1,413,462)	—	—	—	1,413,462	(25.0)	—	—	—	—	(25.0)
Tax impact of capped calls related to convertible debt	—	—	—	—	—	—	0.8	—	—	—	0.8
Stock-based compensation expense	—	—	—	—	—	—	6.9	—	—	—	6.9
Net income	—	—	—	—	—	—	—	7.7	—	0.4	8.1
Other comprehensive loss	—	—	—	—	—	—	—	—	(3.1)	(0.1)	(3.2)
Balance June 30, 2026	243,266,822	$—	5,759,555	$—	5,811,387	$(103.7)	$2,503.6	$(508.4)	$(65.7)	$49.6	$1,875.4
Stock issued for vested restricted stock units	60,410	—	—	—	—	—	—	—	—	—	—
Stock issued from treasury stock for vested restricted stock units	682	—	—	—	(682)	—	—	—	—	—	—
Shares repurchased to satisfy tax withholdings for vesting restricted stock units	(44)	—	—	—	44	—	—	—	—	—	—
Stock compensation to directors in lieu of cash compensation	2,666	—	—	—	—	—	0.1	—	—	—	0.1
Purchases of treasury stock	(3,597,964)	—	—	—	3,597,964	(55.8)	—	—	—	—	(55.8)
Excise tax on purchases of treasury stock	—	—	—	—	—	(0.8)	—	—	—	—	(0.8)
Tax impact of capped calls related to convertible debt	—	—	—	—	—	—	0.6	—	—	—	0.6
Stock-based compensation expense	—	—	—	—	—	—	7.1	—	—	—	7.1
Net income	—	—	—	—	—	—	—	7.4	—	0.4	7.8
Other comprehensive income	—	—	—	—	—	—	—	—	1.5	0.1	1.6
Balance September 30, 2026	239,732,572	$—	5,759,555	$—	9,408,713	$(160.3)	$2,511.4	$(501.0)	$(64.2)	$50.1	$1,836.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mirion Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
OPERATING ACTIVITIES:
Net income	$12.5	$12.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	117.8	102.4
Stock-based compensation expense	18.3	11.2
Loss on debt extinguishment	—	5.8
Amortization of debt issuance costs	4.2	2.8
Provision for doubtful accounts	1.0	2.0
Inventory obsolescence write down	0.8	1.5
Change in deferred income taxes	(5.5)	(9.5)
Loss on disposal of property, plant, and equipment	0.2	0.1
Loss (gain) on foreign currency transactions	4.8	(16.9)
Amortization of inventory step-up from purchase accounting	1.3	—
Other	—	1.0
Changes in operating assets and liabilities:
Accounts receivable	(3.0)	31.4
Costs in excess of billings on uncompleted contracts	(4.9)	(14.2)
Inventories	(13.4)	(6.3)
Prepaid expenses and other current assets	(6.4)	(18.8)
Accounts payable	11.9	(10.9)
Accrued expenses and other current liabilities	(12.4)	(10.7)
Deferred contract revenue and liabilities	6.9	(6.7)
Other assets	6.2	(1.5)
Other liabilities	(3.7)	(4.4)
Net cash provided by operating activities	136.6	70.3
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment and badges	(31.8)	(26.6)
Proceeds from net investment hedge derivative contracts	0.3	2.4
Proceeds from disposal of property, plant, and equipment and badges	—	0.3
Acquisitions of businesses, net of cash and cash equivalents acquired	(0.2)	(79.9)
Net cash used in investing activities	(31.7)	(103.8)
FINANCING ACTIVITIES:
Stock repurchased to satisfy tax withholding for vesting restricted stock units	(4.9)	(5.2)
Purchases of stock for treasury	(96.8)	(49.6)
Proceeds from issuance of convertible senior notes, net of bank costs	—	755.0
Third-party issuance costs	—	(0.9)
Purchases of capped calls related to convertible senior notes	—	(82.6)
Issuances of common stock	—	425.0
Common stock issuance costs	—	(14.9)
Term loan principal repayments	—	(244.6)
Financing costs	—	(3.1)
Proceeds from cash flow hedge derivative contracts	0.1	0.5
Other financing	(0.7)	(0.9)
Net cash (used in) provided by financing activities	(102.3)	778.7
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6.2)	12.8
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3.6)	758.0
Cash, cash equivalents, and restricted cash at beginning of period	415.2	175.6
Cash, cash equivalents, and restricted cash at end of period	$411.6	$933.6

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. The interim unaudited Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2025, which include a complete set of footnote disclosures, including our significant accounting policies included in our Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned and majority-owned or controlled subsidiaries. For consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocated to noncontrolling interests is reported as “Income attributable to noncontrolling interests” in the unaudited Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated in consolidation.

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
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2026, as compared to the significant accounting policies described in Note 1 to the audited consolidated financial statements on Form 10-K for the period ended December 31, 2025.
Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The allowance for doubtful accounts was $2.0 million and $3.4 million as of September 30, 2026 and December 31, 2025, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are primarily comprised of various prepaid assets including prepaid insurance, short-term marketable securities, and income tax receivables.
The components of prepaid expenses and other current assets consist of the following (in millions):

	September 30, 2026	December 31, 2025
Prepaid insurance	$2.5	$3.4
Prepaid vendor deposits	5.9	3.8
Prepaid software expenses	6.5	5.4
Restricted cash	2.8	2.8
Short-term marketable securities	7.5	6.9
Income tax receivable and prepaid income taxes	14.3	13.2
Other tax receivables	1.9	1.4
Other current assets	16.8	16.5
	$58.2	$53.4
Facility and Equipment Decommissioning Liabilities
The Company has asset retirement obligations (“ARO”) consisting primarily of equipment and facility decommissioning costs. ARO liabilities totaled $2.9 million for the periods ended September 30, 2026 and December 31, 2025, and were included in other liabilities on the unaudited Condensed Consolidated Balance Sheets. Accretion expense related to these liabilities was not material for any periods presented.

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

Milestone billing is aligned to the timing of the associated performance of the Company at the contract onset and generally occurs multiple times in a given twelve-month period. Unexpected project delays could impact the contract asset or liability position during the course of a contract. Contract asset balances are reviewed by management for future credit losses by considering factors such as historical experience, the customers' financial condition and current economic conditions. In circumstances where the Company is aware of a specific customer's inability to meet its financial and contractual obligations, a specific reserve is recorded against the contract asset. As of September 30, 2026, one project accounts for more than 10% of the contract asset balance (10.2%). For more information, see Note 3, Contracts in Progress.
Remaining Performance Obligations
The remaining performance obligations for all open contracts as of September 30, 2026 include assembly, delivery, installation, and trainings. The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts was approximately $1,248.2 million and $1,104.3 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the Company estimates that approximately 23%, 36%, 16%, and 9% of the remaining performance obligations will be recognized as revenue during 2026, 2027, 2028 and 2029, respectively, and the remainder thereafter. This estimate of timing of future revenue recognition conversion can be impacted period to period based on the timing of operational execution phases within our uncompleted construction-type contracts.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, geographic region, timing of revenue recognition and product category is provided in Note 15, Segment Information.
Treasury Stock
We account for treasury stock under the cost method pursuant to the provisions of ASC 505-30, “Treasury Stock”. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account, treasury stock. The equity accounts that were originally credited for the original share issuance, common stock and additional paid-in capital, remain intact.

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
The Company sells its products and services mainly to large, private and governmental organizations in the Americas, Europe, the Middle East and Asia Pacific regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of September 30, 2026 and December 31, 2025, no customer accounted for more than 10% of the accounts receivable balance. No single customer accounted for more than 10% of total revenues during the three and nine months ended September 30, 2026, and September 30, 2025, respectively.
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
In December 2025, the FASB issued ASU 2025-10, "Accounting for Government Grants Received by Business Entities." ASU 2025-10 establishes authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities, reducing diversity in current practice. The amendments require that a grant be recognized when it is probable that the entity will comply with the attached conditions and the grant will be received. Entities may elect to recognize grants related to assets as deferred income or as an adjustment to the cost basis of the asset. The amendments will be effective for fiscal years beginning after December 15, 2028, in addition to the interim periods within those annual reporting periods, with early adoption permitted at the beginning of a reporting period. The Company is currently evaluating the impact of ASU 2025-10 and plans to early adopt beginning in fiscal year 2027.

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

Transaction costs related to Certrec were not material for the three and nine months ended September 30, 2026.

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

Transaction costs related to Paragon were not material for the three and nine months ended September 30, 2026.

Fair value of Assets Acquired in 2025
The following table summarizes the total business enterprise value, comprised of the fair value of net assets acquired for the prior year acquisitions (in millions):

	Certrec	Paragon
Date of acquisition	July 31, 2025	December 1, 2025
Segment	Nuclear & Safety	Nuclear & Safety

	Final Amounts at June 30, 2026	Provisional Amounts at December 31, 2025	Measurement-period Adjustments	Provisional Amounts at September 30, 2026
Goodwill (1)	$55.7	$343.7	$(0.1)	$343.6

Amortizable intangible assets:
Developed technology (2)	19.9	52.1	—	52.1
Customer relationships (3)	8.6	171.3	3.1	174.4
Trade names (4)	1.4	12.6	—	12.6
Leasehold improvements (5)	—	2.0	—	2.0
Backlog (6)	—	12.5	0.2	12.7
Total amortizable intangible assets	$29.9	$250.5	$3.3	$253.8

Tangible assets and liabilities:
Cash	$2.3	$4.6	$—	$4.6
Restricted cash—current	—	2.5	—	2.5
Accounts receivable, net	0.7	14.3	—	14.3
Costs in excess of billings	—	12.4	(0.8)	11.6
Inventories	—	16.3	(2.7)	13.6
Prepaid expenses and other currents assets	0.1	2.3	—	2.3
Property, plant, and equipment, net	—	1.4	—	1.4
Other assets	0.8	2.3	(0.5)	1.8
Accounts payable	(0.3)	(6.9)	—	(6.9)
Deferred contract revenue	(4.2)	(11.0)	(2.0)	(13.0)
Accrued expenses and other current liabilities	(1.6)	(9.9)	(1.0)	(10.9)
Deferred income taxes, non-current	—	(32.9)	4.0	(28.9)
Other liabilities, non-current	(0.5)	(1.2)	—	(1.2)
Net tangible assets acquired	$(2.7)	$(5.8)	$(3.0)	$(8.8)

Purchase consideration	$82.9	$588.4	$0.2	$588.6
Less: cash and restricted cash acquired	2.3	7.1	—	7.1
GAAP purchase consideration, net of cash acquired	$80.6	$581.3	$0.2	$581.5
(1)The goodwill of $55.7 million and $343.6 million, respectively, represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed and is attributable to the acquired assembled workforce and expected revenue and cost synergies. A portion of the goodwill recognized is expected to be deductible for income tax purposes. The purchase price allocation for Paragon has not been finalized, and we expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.
(2)The useful life for developed technology ranges from 5-15 years.
(3)The useful life for customer relationships is 10 years.
(4)The useful life for trade names is 10 years.
(5)The useful life for leasehold improvements is 3.6 years.
(6)The useful life for backlog is 3 years.

The estimated fair values of all assets acquired and liabilities assumed in the Paragon acquisition are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date, including but not limited to costs in excess of billings, intangible assets, deferred revenue balances and the valuation of tax accounts.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company's results of operations for the three and nine months ended September 30, 2025, to illustrate the estimated effects of the acquisitions of Certrec and Paragon as if they had occurred on January 1, 2024. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company's operating results that may have actually occurred had the acquisitions been completed on January 1, 2024. The unaudited pro forma financial information does not reflect the expected realization of any anticipated cost savings, operating efficiencies, or other synergies that may have been associated with the acquisitions.

(amounts in millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total revenues	$255.7	$745.2
Net loss	(3.7)	(2.7)
Net loss attributable to Mirion Technologies, Inc. stockholders	(3.9)	(3.2)

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
•A change in income tax expense to reflect the income tax effect of the pro forma adjustments based upon an estimated blended statutory rate of 23%.
3. Contracts in Progress
Costs and billings on uncompleted construction-type contracts consist of the following (in millions):

	September 30, 2026	December 31, 2025
Costs incurred on contracts (from inception to completion)	$463.1	$466.9
Estimated earnings	267.6	282.4
Contracts in progress	730.7	749.3
Less: billings to date	(665.3)	(680.2)
	$65.4	$69.1
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

The carrying amounts related to uncompleted construction-type contracts are included in the accompanying unaudited Condensed Consolidated Balance Sheets under the following captions (in millions):

	September 30, 2026	December 31, 2025
Costs and estimated earnings in excess of billings on uncompleted contracts – current	$97.6	$93.8
Costs and estimated earnings in excess of billings on uncompleted contracts – non-current (1)	20.0	21.5
Billings in excess of costs and estimated earnings on uncompleted contracts – current (2)	(51.2)	(43.7)
Billings in excess of costs and estimated earnings on uncompleted contracts – non-current (3)	(1.0)	(2.5)
	$65.4	$69.1
(1) Included in other assets within the unaudited Condensed Consolidated Balance Sheets.
(2) Included in deferred contract revenue – current within the unaudited Condensed Consolidated Balance Sheets.
(3) Included in other liabilities within the unaudited Condensed Consolidated Balance Sheets.
For the three and nine months ended September 30, 2026, the Company has recognized revenue of $7.4 million and $34.4 million related to the contract liabilities balance as of December 31, 2025, respectively.
4. Inventories
The components of inventories consist of the following, net of reserves (in millions):

	September 30, 2026	December 31, 2025
Raw materials	$75.0	$82.9
Work in progress	41.3	34.7
Finished goods	42.4	35.0
	$158.7	$152.6

5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	Depreciable Lives	September 30, 2026	December 31, 2025
Land, buildings, and leasehold improvements	3 - 39 years	$57.9	$58.0
Machinery and equipment	5 - 15 years	69.9	67.8
Badges	3 - 5 years	44.3	41.3
Furniture, fixtures, computer equipment and other	3 - 10 years	25.9	24.7
Software development costs	3 - 5 years	47.2	43.7
Construction in progress (1)	—	30.4	15.8
		275.6	251.3
Less: accumulated depreciation		(118.9)	(96.4)
		$156.7	$154.9
(1) Includes $14.5 million and $3.9 million of Construction in progress for internally developed software as of September 30, 2026, and December 31, 2025, respectively.

Total depreciation expense included in costs of revenues and operating expenses was as follows (in millions):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Depreciation expense in:
Cost of revenues	$6.0	$6.4	$17.8	$17.8
Operating expenses	$2.8	$2.8	$9.6	$8.3

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2026	December 31, 2025
Compensation and related benefit costs	$44.5	$51.8
Customer deposits	15.2	19.5
Accrued commissions	1.9	1.6
Accrued warranty costs	6.8	6.8
Non-income taxes payable	10.8	12.8
Pension and other post-retirement obligations	0.3	0.3
Income taxes payable	4.4	6.6
Restructuring	0.5	0.3
Deferred and contingent consideration	0.8	1.1
Other accrued expenses	17.8	15.6
Total	$103.0	$116.4
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
No goodwill impairment was recognized for the three and nine months ended September 30, 2026 and September 30, 2025, respectively.
The following table shows changes in the carrying amount of goodwill by reportable segment as of September 30, 2026 and December 31, 2025 (in millions):

	Nuclear & Safety	Medical	Consolidated
Balance—December 31, 2025	$1,238.4	$634.0	$1,872.4
Measurement period adjustments	(0.1)	—	(0.1)
Translation adjustment	(12.8)	—	(12.8)
Balance—September 30, 2026	$1,225.5	$634.0	$1,859.5
A portion of goodwill is deductible for income tax purposes.
Gross carrying amounts and cumulative goodwill impairment losses are as follows (in millions):

	September 30, 2026		December 31, 2025
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$2,071.3	$(211.8)	$2,084.2	$(211.8)

No triggering events for interim goodwill impairment testing occurred in the third quarter of 2026. However, the Company will continue to monitor macroeconomic conditions for future changes in assumptions or deterioration in market conditions, including impacts from rising long-term interest rates and geopolitical risks impacting global trade conditions, which could result in an impairment in one or more of the Company's reporting units. Our required annual goodwill impairment assessment for all reporting units will be performed during the fourth quarter of 2026.
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

Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets useful lives, gross carrying value and related accumulated amortization is below (in millions):

		September 30, 2026
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$525.2	$(278.3)	$246.9
Distributor relationships	7 - 13	61.0	(36.0)	25.0
Developed technology	5 - 16	341.7	(171.7)	170.0
Trade names	3 - 10	114.7	(51.2)	63.5
Remaining performance obligations and other	1 - 4	15.3	(4.6)	10.7
Total		$1,057.9	$(541.8)	$516.1

		December 31, 2025
	Original Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	6 - 13	$524.6	$(240.5)	$284.1
Distributor relationships	7 - 13	61.2	(30.6)	30.6
Developed technology	5 - 16	345.0	(140.1)	204.9
Trade names	3 - 10	115.8	(43.1)	72.7
Remaining performance obligations and other	1 - 4	15.1	(1.1)	14.0
Total		$1,061.7	$(455.4)	$606.3
Aggregate amortization expense for intangible assets included in cost of revenues and operating expenses was as follows (in millions):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Amortization expense for intangible assets in:
Cost of revenues	$7.0	$6.9	$20.9	$20.6
Operating expenses	$22.4	$18.8	$69.5	$55.7
Estimated future amortization of intangible assets is as follows (in millions):

Remainder of 2026	$28.3
Year ending December 31:
2027	103.4
2028	86.1
2029	69.9
2030	62.0
Thereafter	166.4
Total	$516.1

8. Borrowings
Debt (excluding convertible debt) consists of the following (in millions):

	September 30, 2026	December 31, 2025
2021 Credit Agreement	$450.0	$450.0
Other	—	1.6
Total debt	450.0	451.6
Less: debt, current	—	(1.6)
Less: deferred financing costs	(6.0)	(6.9)
Debt, non-current	$444.0	$443.1

As of September 30, 2026 and December 31, 2025, the fair market value of the Company’s outstanding principal borrowings under the 2021 Credit Agreement (defined below) was $451.1 million and $452.3 million, respectively. The fair market value for the 2021 Credit Agreement was estimated using primarily level 2 inputs, including borrowing rates available to the Company at the respective period ends. The fair market value for the Company’s remaining debt approximates the respective carrying amounts as of September 30, 2026 and December 31, 2025.
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
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on September 30, 2026 and December 31, 2025.

The interest rate on the term loan was 5.73% and 5.78% as of September 30, 2026 and December 31, 2025, respectively, based on the greater of SOFR or 0.50%, and the applicable margin rate of 2.00%. The Company had no repayments during the nine months ended September 30, 2026, and repaid $244.6 million during the twelve months ended December 31, 2025.
The 2021 Credit Agreement requires the payment of a commitment fee of 0.25% per annum for unused commitments. Any outstanding letters of credit reduce the availability of the revolving line of credit. There was no outstanding balance under the arrangement as of September 30, 2026 and December 31, 2025. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $12.9 million and $15.7 million for the periods ended September 30, 2026 and December 31, 2025, respectively. The amount available on the revolver as of September 30, 2026 and December 31, 2025 was approximately $162.1 million and $159.3 million, respectively.
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
For the three and nine months ended September 30, 2026, we incurred approximately $0.3 million and $1.1 million, of amortization expense of the deferred financing costs, respectively, relating to the term loan facility and the revolving facility. For the three and nine months ended September 30, 2025, we incurred approximately $0.9 million and $8.5 million (inclusive of a $5.8 million loss on partial debt extinguishment for the $244.6 million early debt repayment made and debt refinancing completed during the nine months ended September 30, 2025), of amortization expense of the deferred financing costs, respectively.
Overdraft Facilities
The Company has overdraft facilities with certain German and French financial institutions. As of September 30, 2026 and December 31, 2025, there were no outstanding amounts under these arrangements.
Accounts Receivable Sales Agreement
We are party to agreements to sell short-term receivables from certain qualified customer trade accounts to an unaffiliated French financial institution and an unaffiliated Finnish financial institution without recourse. Under these agreements, the Company can sell up to €10.0 million ($11.4 million) and €12.4 million ($14.6 million) as of September 30, 2026 and December 31, 2025, respectively, of eligible accounts receivables. The accounts receivable under these agreements are sold at face value and are excluded from the consolidated balance if revenue has been recognized on the related receivable. When the related revenue has not been recognized on the receivable the Company considers the accounts receivable to be collateral for short-term borrowings. As of September 30, 2026 and December 31, 2025, there was no balance for both periods outstanding under these arrangements included as Other in the Borrowings table above.

Total costs associated with this arrangement were immaterial for all periods presented and are included in selling, general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations.
Performance Bonds and Other Credit Facilities
The Company has entered into various line of credit arrangements with local banks in France and Germany. These arrangements provide for the issuance of documentary and standby letters of credit of up to €69.7 million ($77.5 million) and €73.5 million ($85.4 million), as of September 30, 2026 and December 31, 2025, respectively, subject to certain local restrictions. As of September 30, 2026 and December 31, 2025, there were €32.9 million ($37.5 million) and €37.3 million ($43.9 million), respectively, of the lines that had been utilized to guarantee documentary and standby letters of credit, with interest rates ranging from 0.5% to 2.0%. In addition, the Company posts performance bonds with irrevocable letters of credit to support certain contractual obligations to customers for equipment delivery. These letters of credit are supported by restricted cash accounts, which totaled $2.9 million as of September 30, 2026 and December 31, 2025.

At September 30, 2026, contractual principal payments of total borrowings are as follows (in millions):

Remainder of 2026	$—
Year ending December 31:
2027	—
2028	—
2029	—
2030	—
Thereafter	450.0
Gross Payments	450.0
Unamortized debt issuance costs	(6.0)
Total borrowings, net of debt issuance costs	$444.0

9. Convertible Debt
Convertible debt consists of the following (in millions):

	September 30, 2026	December 31, 2025
2030 notes	$400.0	$400.0
2031 notes	375.0	375.0
Total convertible debt	775.0	775.0
Less: deferred financing costs	(17.4)	(20.5)
Convertible debt	$757.6	$754.5
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

The 2030 Notes are convertible by holders on or after March 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, but can only be early exercised under the following circumstances:
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
If the Company undergoes a fundamental change, as defined in the Indenture, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2030 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice a redemption, the Company will increase the conversion rate for holders who elect to convert their 2030 Notes in connection with such a corporate event. The conditions allowing holders of the 2030 Notes to convert were not met during the three and nine months ended September 30, 2026.
Convertible Senior Notes due 2031
On September 30, 2025, concurrently with an offering of Mirion's Class A common stock, the Company completed a private offering of $375.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2031, including the initial purchasers’ exercise in full of their option to purchase additional Notes (the “2031 Notes”). The Company used the net proceeds from these transactions to consummate a purchase of all of the outstanding membership interests of WCI-Gigawatt Intermediate Holdco, LLC, as the indirect parent of Paragon Energy Solutions, LLC, for $588.6 million pursuant to the equity purchase agreement signed September 24, 2025. The acquisition closed on December 1, 2025. Refer to Note 2, Business Combinations, Acquisitions, and Business Disposals, for additional information.
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

The 2031 Notes are convertible by holders on or after July 1, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date, but can only be early exercised under the following circumstances:
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
If the Company undergoes a fundamental change at any point, as defined in the September Indenture, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2031 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased plus any unpaid special interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for holders who elect to convert their 2031 Notes in connection with such a corporate event. The conditions allowing holders of the 2031 Notes to convert were not met during the three and nine months ended September 30, 2026.
Interest and Maturity

The 2030 Notes and 2031 Notes are classified as long-term liabilities, net of issuance costs of $9.1 million and $8.3 million, respectively, as of September 30, 2026, and $12.4 million and $9.9 million, respectively, as of December 31, 2025, on the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the net carrying amount of the 2030 Notes and 2031 Notes approximates fair value. As the 2030 Notes and 2031 Notes were not issued at a premium, no portion of the proceeds from the issuance of the 2030 Notes and 2031 Notes met the requirements to be accounted for separately as a component of stockholders’ equity. The 2030 Notes and 2031 Notes were issued at par, and costs associated with the issuance of the 2030 Notes and 2031 Notes are amortized to interest expense over the contractual term of the respective Notes. Interest expense (including amortization of deferred issuance costs) recognized related to the 2030 Notes for the three and nine months ended September 30, 2026 was $0.9 million and $2.6 million, respectively and $0.9 million and $1.3 million for the three and nine months ended September 30, 2025, respectively. No special interest was recorded for the 2031 Notes and amortization of deferred financing costs of $0.4 million and $1.2 million was recorded for the 2031 Notes during the three and nine months ended September 30, 2026. As of September 30, 2026, the effective interest rate of the 2030 Notes is 0.88%.
At September 30, 2026, future maturities of the Notes are as follows (in millions):

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

The Company evaluated the May and September Capped Call Transactions and determined that they should be accounted as separate transactions from the 2030 Notes and 2031 Notes, respectively. The costs of $44.6 million to purchase the May Capped Call Transactions and $38.0 million to purchase the September Capped Call Transactions were recorded as a reduction to additional paid-in capital in the unaudited Condensed Consolidated Balance Sheets during the year ended December 31, 2025, with no changes in the three and nine months ended September 30, 2026 since they are indexed to the Company’s stock and met the criteria to be classified in stockholders' equity in accordance with ASC 815-40, "Contracts in Entity's Own Equity".

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

The table below presents the locations of the operating lease assets and liabilities in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively (in millions):

	Balance Sheet Line Item	September 30, 2026	December 31, 2025
Operating lease assets	Operating lease right-of-use assets	$38.3	$32.1

Operating lease liabilities:
Current operating lease liabilities	Operating lease liabilities, current	$7.5	$7.7
Non-current operating lease liabilities	Operating lease liabilities, non-current	33.5	26.8
Total operating lease liabilities:		$41.0	$34.5

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2026 and December 31, 2025, respectively, are:

	September 30, 2026	December 31, 2025
Operating leases
Weighted average remaining lease term (in years)	7.0	5.3
Weighted average discount rate	5.48%	5.35%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 (in millions):

Year ending December 31:
2026	$3.3
2027	9.2
2028	7.6
2029	6.4
2030	5.7
Thereafter	18.9
Total undiscounted future minimum lease payments	51.1
Less: Imputed interest	(10.1)
Total operating lease liabilities	$41.0

For the three and nine months ended September 30, 2026, operating lease costs (as defined under ASU 2016-02) were $3.2 million and $7.8 million, respectively, and for the three and nine months ended September 30, 2025 operating lease costs were $2.6 million and $6.8 million respectively. Operating lease costs are included within costs of goods sold, selling, general and administrative, and research and development expenses on the unaudited Condensed Consolidated Statements of Operations. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Cash paid for amounts included in the measurement of operating lease liabilities was $7.9 million for the nine months ended September 30, 2026 and $7.0 million for nine months ended September 30, 2025, and these amounts are included in operating activities in the unaudited Condensed Consolidated Statements of Cash Flows. There were $13.9 million of non-cash operating lease assets obtained in exchange for new operating lease liabilities for the three months ended September 30, 2026 and $14.8 million for the nine months ended September 30, 2026, respectively, and $1.9 million and $4.4 million for the three and nine months ended September 30, 2025, respectively.
11. Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into certain long-term unconditional purchase obligations with suppliers. These agreements are non-cancellable and specify terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of payment. As of September 30, 2026, unconditional purchase obligations were as follows (in millions):

Year ending December 31:
2026	$34.7
2027	33.7
2028	5.7
2029	1.9
2030 and thereafter	1.3
Total	$77.3

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
12. Income Taxes
The effective income tax rate was 28.4% and 26.5% for the three and nine months ended September 30, 2026, respectively, and (158.3)% and (25.0)% for the three and nine months ended September 30, 2025, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
Many countries have incorporated Pillar Two global minimum tax rules into their domestic laws. Pillar Two legislation was effective for the Company for the year ended December 31, 2025. For the three and nine months ended September 30, 2026, there was no impact from Pillar Two on our unaudited condensed consolidated financial statements.

13. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in millions):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash Paid For:
Cash paid for interest	$20.7	$30.1
Cash paid for income taxes	$12.8	$21.1
Non-Cash Investing and Financing Activities:
Property, plant, and equipment purchases in accrued expenses and other liabilities	$0.6	$0.9
Property, plant, and equipment purchases in accounts payable	$0.8	$0.4
Excise tax on purchases of treasury stock in accrued expenses and other liabilities	$0.8	$—
Convertible debt issuance costs in accrued expenses and other liabilities	$—	$0.4
Common stock issuance costs in accrued expenses and other liabilities	$—	$0.5
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balances Sheets that sum to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows (in millions).

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$408.7	$412.3
Restricted cash—current (included within prepaid expenses and other current assets)	2.8	2.8
Restricted cash—non-current (included within other assets)	0.1	0.1
Total cash, cash equivalents, and restricted cash	$411.6	$415.2
Amounts included in restricted cash represent funds with various financial institutions to support performance bonds with irrevocable letters of credit for contractual obligations to certain customers.
14. Stock-Based Compensation
Stock-based compensation is awarded to employees and directors of the Company and accounted for in accordance with ASC 718, “Compensation—Stock Compensation”. Stock-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. Stock-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur. The Company uses various forms of long-term incentives including, but not limited to, restricted stock units (“RSUs”), performance-based restricted units (“PSUs”), and performance vesting stock options (“PSOs”), provided that the granting of such equity awards is in accordance with the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”) as filed on Form S-8 with the SEC on December 27, 2021.

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
The purpose of the 2021 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. During the three months ended September 30, 2026, the Company granted 20,790 RSUs to certain employees. The RSUs granted to employees are subject to terms consistent with grants made in the prior quarter. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards.

During the three months ended September 30, 2025, the Company granted 217,539 RSUs and 1,219 PSUs to certain employees. The RSUs granted to employees are subject to service vesting conditions such that all awards are fully vested after three (3) or five (5) years with equal annual installments vesting on the anniversary of the grant date. The expense will be recognized on a straight-line basis over the related service period for each tranche of awards. The PSUs vest over a three (3) year performance period beginning on January 1 of the grant year and are subject to service and performance/market vesting conditions.

During the three and nine months ended September 30, 2026, $7.1 million and $18.3 million of stock-based compensation expense was recorded, of which $0.2 million and $0.7 million, respectively, was related to non-employee directors. During the three and nine months ended September 30, 2025, $4.4 million and $11.1 million of stock-based compensation expense was recorded, of which $0.3 million and $0.8 million, respectively, was related to non-employee directors.
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

	Three Months Ended September 30, 2026
	Nuclear & Safety	Medical	Total

Revenues	$194.0	$83.8	$277.8
Less:
Adjusted cost of revenues (1)	102.4	30.7	133.1
Other segment items (2)	65.7	37.5	103.2
Segment income from operations	$25.9	$15.6	$41.5
Other loss (3)			(24.3)
Income from operations			17.2
Less other expense (income):
Interest expense			8.4
Interest income			(2.7)
Foreign currency loss, net			0.1
Other expense, net			0.5
Consolidated income before income taxes			$10.9

	Three Months Ended September 30, 2025
	Nuclear & Safety	Medical	Total

Revenues	$144.6	$78.5	$223.1
Less:
Adjusted cost of revenues (1)	77.0	27.8	104.8
Other segment items (2)	46.3	40.0	86.3
Segment income from operations	$21.3	$10.7	$32.0
Other loss (3)			(24.6)
Income from operations			7.4
Less other expense (income):
Interest expense			8.9
Interest income			(2.2)
Foreign currency gain, net			(0.6)
Other expense, net			0.1
Consolidated income before income taxes			$1.2

	Nine Months Ended September 30, 2026
	Nuclear & Safety	Medical	Total

Revenues	$565.7	$236.5	$802.2
Less:
Adjusted cost of revenues (1)	295.2	82.6	377.8
Other segment items (2)	197.7	115.7	313.4
Segment income from operations	$72.8	$38.2	$111.0
Other loss (3)			(72.2)
Income from operations			38.8
Less other expense (income):
Interest expense			25.2
Interest income			(8.7)
Foreign currency loss, net			4.8
Other expense, net			0.5
Consolidated income before income taxes			$17.0

	Nine Months Ended September 30, 2025
	Nuclear & Safety	Medical	Total

Revenues	$419.7	$228.3	$648.0
Less:
Adjusted cost of revenues (1)	224.0	81.9	305.9
Other segment items (2)	133.7	118.1	251.8
Segment income from operations	$62.0	$28.3	$90.3
Other loss (3)			(64.3)
Income from operations			26.0
Less other expense (income):
Interest expense			33.2
Interest income			(6.1)
Loss on debt extinguishment			5.8
Foreign currency gain, net			(16.9)
Other expense, net			0.4
Consolidated income before income taxes			$9.6
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

The following table summarizes capital expenditures and depreciation and amortization for each reportable segment (in millions):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Capital expenditures
Nuclear & Safety	$4.9	$5.0	$14.1	$13.3
Medical	4.7	5.5	14.2	14.0
Total operating and reportable segments	9.6	10.5	28.3	27.3
Corporate and other	1.0	0.8	3.2	2.0
Total capital expenditures	$10.6	$11.3	$31.5	$29.3
Depreciation and amortization
Nuclear & Safety	$22.6	$18.1	$69.8	$52.3
Medical	15.4	16.6	47.2	49.3
Total operating and reportable segments	38.0	34.7	117.0	101.6
Corporate and other	0.2	0.2	0.8	0.8
Total depreciation and amortization	$38.2	$34.9	$117.8	$102.4
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

	Revenues
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
North America
Nuclear & Safety	$123.7	$74.4	$339.9	$209.3
Medical	75.2	69.8	213.1	204.6
Total North America	198.9	144.2	553.0	413.9
Europe
Nuclear & Safety	68.0	67.0	216.2	199.2
Medical	8.6	8.7	23.4	23.7
Total Europe	76.6	75.7	239.6	222.9
Asia Pacific
Nuclear & Safety	2.3	3.2	9.6	11.2
Medical	—	—	—	—
Total Asia Pacific	2.3	3.2	9.6	11.2
Total Revenues	$277.8	$223.1	$802.2	$648.0

The following details revenues by product for each segment (in millions):

	Revenues
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Nuclear & Safety segment:
Nuclear	$126.1	$81.8	$370.0	$248.1
Labs and research	36.2	34.0	93.6	88.2
Other	31.7	28.8	102.1	83.4
Medical segment:
Cancer care	64.7	62.0	182.8	173.1
Other medical	19.1	16.5	53.7	55.2
Total Revenues	$277.8	$223.1	$802.2	$648.0
The following details revenues by timing of recognition (in millions):

	Revenues
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Point in time	$180.3	$157.1	$519.9	$439.4
Over time	97.5	66.0	282.3	208.6
Total revenues	$277.8	$223.1	$802.2	$648.0

The following details property, plant, and equipment, net, by geography (in millions):

	Property, Plant, and Equipment, Net
	September 30, 2026	December 31, 2025
North America	$99.9	$93.4
Europe	56.7	61.4
Asia Pacific	0.1	0.1
Total	$156.7	$154.9
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

Level 3 – Inputs are unobservable and require significant management judgment or estimation.
The following table summarizes the financial assets and liabilities of the Company that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 13)	$411.6	$—	$—
Discretionary retirement plan	$6.9	$0.3	$—
Accrued interest receivable on interest-rate swaps (Note 17)	$—	$0.1	$—
Interest rate swaps (Note 17)	$—	$0.2	$—
Liabilities
Discretionary retirement plan	$6.9	$0.3	$—
Cross-currency rate swaps (Note 17)	$—	$30.6	$—

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents, and restricted cash (Note 13)	$415.2	$—	$—
Discretionary retirement plan	$5.6	$1.0	$—
Accrued interest receivable on cross-currency swaps (Note 17)	$—	$0.1	$—
Liabilities
Discretionary retirement plan	$5.6	$1.0	$—
Interest rate swap (Note 17)	$—	$0.1	$—
Cross-currency rate swaps (Note 17)	$—	$40.7	$—
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

17. Derivatives and Hedging

The Company’s policy requires derivatives to be used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EUR and USD. As such, the Company entered into two cross-currency rate swaps during the year ended December 31, 2022, to manage currency risks related to our investments in foreign operations. During the year ended December 31, 2025, the Company extended one cross-currency rate swap derivative by 2 years. During the nine months ended September 30, 2026, the Company extended the other cross-currency rate swap derivative by thirty-three months. The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) during the year ended December 31, 2023 (settled during the three months ended June 30, 2026), as well as an additional interest rate swap (notional amount of $100.0 million) during the year ended December 31, 2025 (scheduled to settle during the fourth quarter of 2026), to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments (collectively, the “interest rate swaps”).
All derivative instruments are carried at fair value in the unaudited Condensed Consolidated Balance Sheets. The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value (1)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets:
Accrued interest receivable on interest rate swap	Prepaid expenses and other current assets	$0.1	$—
Accrued interest receivable on cross-currency rate swaps	Prepaid expenses and other currents assets	—	0.1
Interest rate swaps	Prepaid expenses and other currents assets	0.2	—
Total assets		$0.3	$0.1
Liabilities:
Interest rate swaps	Derivative liabilities, current	$—	$0.1
Cross-currency rate swap	Derivative liabilities, current	—	20.6
Cross-currency rate swap	Other non-current liabilities	30.6	20.1
Total liabilities		$30.6	$40.8
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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	September 30, 2026	December 31, 2025
Cross-currency rate swaps	€238.8	€238.8	$2.8	$0.5	$10.3	$(31.1)
Total	€238.8	€238.8	$2.8	$0.5	$10.3	$(31.1)
In 2025, the Company amended one of the cross-currency rate swaps to extend the maturity to December 31, 2027. During nine months ended September 30, 2026, the Company amended another cross-currency rate swap to extend the maturity to December 29, 2028. As a part of each amendment, the relevant cross-currency rate swap was dedesignated from previous hedge accounting, and then redesignated as a net investment hedge, resulting in an immaterial off-market impact to the excluded interest component which will be recognized systematically into earnings over the life of the derivative.
The Company did not reclassify any gains or losses related to net investment hedges from AOCL into earnings during the nine months ended September 30, 2026 and September 30, 2025, respectively. In addition, the Company did not have any ineffectiveness related to net investment hedges during the nine months ended September 30, 2026 and September 30, 2025. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified as investing or financing activities in the unaudited Condensed Consolidated Statements of Cash Flows.
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

No gains or losses were recognized in other comprehensive income (“OCI”) during the three months ended September 30, 2026, and gains of $0.3 million were recognized for the nine months ended September 30, 2026 as a result of the interest rate swaps. No gains or losses were recognized in income during the three months ended September 30, 2026 and gains of $0.2 million were recognized in income through interest expense and reclassified from OCI during the nine months ended September 30, 2026. During both the three and nine months ended September 30, 2025, the interest rate swaps resulted in losses of $0.2 million recognized in OCI. Gains of $0.1 million and $0.3 million in income were recognized through interest expense and reclassified from OCI during the same periods. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified as financing activities in the unaudited Condensed Consolidated Statements of Cash Flows. In addition, the Company did not have any ineffectiveness related to the interest rate swaps during the three and nine months ended September 30, 2026.

18. Earnings Per Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share is as follows (in millions, except per share amounts):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net earnings attributable to Mirion Technologies, Inc. shareholders	$7.4	$2.9	$11.7	$11.5

Weighted average common shares outstanding — basic	242.390	224.583	243.864	225.084
Effect of potentially dilutive securities — stock-based awards	0.178	0.758	0.358	0.844
Effect of potentially dilutive securities — convertible debt	30.321	30.321	30.321	30.321
Weighted average common shares outstanding — diluted	272.889	255.662	274.543	256.249

Net earnings per common share attributable to Mirion Technologies, Inc. — basic	$0.03	$0.01	$0.05	$0.05
Net earnings per common share attributable to Mirion Technologies, Inc. — diluted	$0.03	$0.01	$0.04	$0.04
Net earnings per share of common stock is computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding, adjusted for the outstanding non-vested shares. Diluted earnings per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The weighted average number of potentially dilutive common shares related to employee stock-based awards excluded as anti-dilutive for the three and nine months ended September 30, 2026 were 3.951 million and 2.699 million, respectively.

The following classes of common stock were considered in the earnings per share calculation.

Class A Common Stock
Holders of shares of our Class A common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The holders of our Class A common stock do not have cumulative voting rights in the election of directors. Holders of shares of our Class A common stock are entitled to receive dividends when and if declared by the Company's Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of our Class A common stock will be entitled to receive pro rata our remaining assets available for distribution. Class A common stock issued and outstanding is included in the Company’s basic earnings per share calculation.

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

Stock-Based Awards
Each stock-based award represents the right to receive a Class A common stock upon vesting of the awards. Per ASC 260, “Earnings Per Share” (“EPS”), shares issuable for little or no cash consideration upon the satisfaction of certain conditions (i.e., contingently issuable shares) should be included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. As such, any stock-based awards such as RSUs that vest will be included in the Company's basic earnings (loss) per share calculations as of the date when all necessary conditions are met. We determine the potential dilutive effect of outstanding stock-based awards on EPS using the treasury stock method.

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
As of September 30, 2026, the Company expects $1.9 million in additional charges from restructuring actions in the next 12 months.

The Company’s restructuring expenses are comprised of the following (in millions):

	Three Months Ended September 30, 2026
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.2	$0.6	$0.8
Total	$0.2	$0.6	$0.8

	Three Months Ended September 30, 2025
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.4	$0.6	$1.0
Total	$0.4	$0.6	$1.0

	Nine Months Ended September 30, 2026
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.3	$1.1	$1.4
Total	$0.3	$1.1	$1.4

	Nine Months Ended September 30, 2025
	Cost of Revenues	Selling, general and administrative	Total
Severance and employee costs	$0.6	$0.8	$1.4
Total	$0.6	$0.8	$1.4

The following table summarizes restructuring expenses for each reportable segment (in millions):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Restructuring expenses:
Nuclear & Safety	$0.8	$0.4	$0.9	$0.5
Medical	—	0.6	0.3	0.9
Corporate and other	—	—	0.2	—
Total	$0.8	$1.0	$1.4	$1.4
The following table summarizes the changes in the Company’s accrued restructuring balance for severance and employee costs, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets (in millions):

Balance at December 31, 2025	$0.3
Restructuring charges (excluding impairment)	1.4
Payments	(1.2)
Adjustments	—
Balance at September 30, 2026	$0.5

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

As of September 30, 2026, the Company recognized noncontrolling interests for the 5,759,555 shares, representing approximately 2.3% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company. As of December 31, 2025, the Company recognized noncontrolling interests for the 5,869,555 shares, representing approximately 2.3% of the non-voting Class B shares, of IntermediateCo that are not attributable to the Company.

As of September 30, 2026, noncontrolling interests of $50.1 million were reflected in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

21. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, consist of the following (in millions):

	September 30, 2026	December 31, 2025
Cumulative foreign currency translation adjustment, net of tax	$(45.1)	$(25.1)
Unrealized gain on pension and postretirement benefit plans, net of tax	2.5	2.5
Unrealized loss on net investment hedges, net of tax	(24.5)	(32.4)
Unrealized gain (loss) on cash flow hedges, net of tax	0.2	(0.1)
Less: cumulative loss attributable to noncontrolling interests	(2.7)	(2.5)
Accumulated other comprehensive loss	$(64.2)	$(52.6)

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
•Our revenues were $277.8 million for the three months ended September 30, 2026 and $223.1 million for the three months ended September 30, 2025, of which 69.8% and 64.8% were generated in the Nuclear & Safety segment for the three months ended September 30, 2026 and 2025, respectively, and 30.2% and 35.2% were generated in the Medical segment for the three months ended September 30, 2026 and 2025, respectively.
•Our revenues were $802.2 million for the nine months ended September 30, 2026 and $648.0 million for the nine months ended September 30, 2025, of which 70.5% and 64.8% were generated in the Nuclear & Safety segment for the nine months ended September 30, 2026 and 2025, respectively, and 29.5% and 35.2% were generated in the Medical segment for the nine months ended September 30, 2026 and 2025, respectively.
•Backlog (representing committed but undelivered contracts and purchase orders) was $1,248.2 million and $1,104.3 million as of September 30, 2026, and December 31, 2025, respectively.
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
Medical includes products and services for radiation therapy, nuclear medicine and personal dosimetry. This segment’s principal product offering is in Radiation Therapy Quality Assurance ("RT QA"), which includes solutions for calibrating and/or verifying imaging, treatment machine, patient treatment plan, and patient treatment accuracy. The advancing field of Nuclear Medicine is also served by this segment including products for radiation measurement, product handling, and medical imaging, inclusive of software across the radiopharmaceutical lifecycle. Dosimetry solutions monitor the total amount of radiation medical staff members are exposed to over time.

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

The following key factors have affected our performance, and we anticipate they will continue to affect our future results:
•Nuclear end market trends—Growth and operating results in our Nuclear & Safety segment are impacted by:
•Our products are installed at the vast majority of addressable active nuclear power reactors globally, creating full lifecycle sales opportunities. This installed base drives recurring revenue through replacement and service cycles associated with our offerings and the typical 40 to 100 year operating life cycle of a NPP;
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
•Medical end market trends—Growth and operating results in our Medical segment are impacted by:
•Medical RT QA growth driven by growing and aging population demographics, low penetration of RT QA technology in emerging markets, and increased adoption of advanced software and hardware solutions for improved outcomes and administrative and labor efficiencies;
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
•Nuclear new build projects, including SMRs —A portion of our remaining performance obligations is driven by contracts associated with the construction of new nuclear power plants. These contracts can be long-term in nature and provide us with a strong pipeline for the recognition of future revenues in our Nuclear & Safety segment. We perform our services and provide our products at a fixed price for certain contracts. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. SMRs have an additional risk of underestimation of costs given the technology is new and still under development for commercial applications. If our cost estimates for a contract are inaccurate or if we do not execute the contract within our cost estimates, we may incur losses or the contract may not be as profitable as we expected. In addition, even though some of our longer-term contracts contain price escalation provisions, such provisions may not fully provide for cost increases, whether from inflation, the cost of goods and services to be delivered under such contracts or otherwise.
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
•Government budgets—While we believe that we are poised for growth from governmental customers in both of our segments, our revenues and cash flows from government customers are influenced, particularly in the short-term, by budgetary cycles. This impact can be either positive or negative, primarily related to revenues in our labs and research, defense, and medical segment end markets.
•Research and development—A portion of our operating expenses is associated with research and development activities associated with the design of new products. Given the specific design and application of these products, there is some risk that these costs will not result in successful products in the market. Further, the timing of these products can move and be challenging to predict.
•Financial risks—Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in interest rates, recognition of impairment charges for our goodwill or other intangible assets and fluctuations in the cost and availability of commodities. No triggering events for interim goodwill impairment testing occurred in the third quarter of 2026. However, the Company will continue to monitor macroeconomic conditions for future changes in assumptions or deterioration in market conditions, including impacts from rising long-term interest rates and geopolitical risks impacting global trade conditions, which could result in an impairment in one or more of the Company's reporting units. Our required annual goodwill impairment assessment for all reporting units will be performed during the fourth quarter of 2026.
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
•Foreign remittance taxes have not been provided on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in operations. Changes in our intentions regarding reinvestment of such earnings could impact our income tax provision, cash taxes paid and effective tax rate; and
•Many countries have incorporated Pillar Two global minimum tax rules into their domestic laws. Pillar Two legislation was effective for the Company for the year ended December 31, 2025. While we continue to expect the impact to be immaterial, Pillar Two could impact our cash taxes paid and effective tax rate.
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
Russia and China
The United States, the European Union, the United Kingdom and other governments have implemented major trade and financial sanctions against Russia, China, and related parties. Additionally, China continues to expand localization requirements that could require us to localize manufacturing or source local components, or to otherwise modify our business operations. We do business with Russian and Chinese customers both within and outside of Russia and China, as well as with customers who have contracts with Russian and Chinese counterparties. The impact on the Company is predominantly in our Nuclear & Safety segment. As of September 30, 2026, the Company has approximately $17.7 million in net contract assets for Russian and Chinese customers and channel partners. The Company maintains $10.7 million in advance payment guarantees in support of these projects. The remaining performance obligations in our backlog for Russian-related projects and Chinese parts and services contracts were approximately $163.4 million at September 30, 2026.

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

The following tables present a reconciliation of certain non-GAAP financial measures for the three and nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025.

(In millions)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net income	$7.8	$3.1
Interest expense, net	5.7	6.7
Income tax expense (benefit)	3.1	(1.9)
Amortization	29.4	25.7
EBITA	$46.0	$33.6
Depreciation	8.8	9.1
EBITDA	$54.8	$42.7
Stock-based compensation expense	7.1	4.4
Foreign currency loss (gain), net	0.1	(0.6)
Cost of revenues impact from inventory valuation purchase accounting	(0.3)	—
Non-operating expenses(1)(2)	3.1	5.9
Adjusted EBITDA	$64.8	$52.4
(1)Pre-tax non-operating expenses of $3.1 million for the three months ended September 30, 2026 include $2.2 million of mergers and acquisition expenses, primarily consistent of nonrecurring third-party consulting and professional fees, and $0.8 million of restructuring and other related costs.
(2)Pre-tax non-operating expenses of $5.9 million for the three months ended September 30, 2025 include $3.9 million of mergers and acquisition expenses; $1.0 million of restructuring and other related costs; $0.6 million of one-time consulting fees related to IT services sourcing excellence; and $0.3 million of consulting costs related to Nuclear & Safety segment enterprise resource planning software upgrades.

(In millions)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net income	$12.5	$12.0
Interest expense, net	16.5	27.1
Income tax expense (benefit)	4.5	(2.4)
Amortization	90.4	76.3
EBITA	$123.9	$113.0
Depreciation	27.4	26.1
EBITDA	$151.3	$139.1
Stock-based compensation expense	18.3	11.2
Foreign currency loss (gain), net	4.8	(16.9)
Loss on debt extinguishment and other related costs	—	6.3
Cost of revenues impact from inventory valuation purchase accounting	1.3	—
Non-operating expenses(1)(2)	8.7	10.6
Adjusted EBITDA	$184.4	$150.3
(1)Pre-tax non-operating expenses of $8.7 million for the nine months ended September 30, 2026 include $7.0 million of mergers and acquisitions expenses, primarily consisting of nonrecurring third-party consulting and professional fees, and $1.4 million of restructuring and other related costs.
(2)Pre-tax non-operating expenses of $10.6 million for the nine months ended September 30, 2025 include $4.2 million of mergers and acquisition expenses; $2.9 million of restructuring and other related costs; $1.3 million of one-time consulting fees related to IT services sourcing excellence; $1.1 million of consulting costs related to Nuclear & Safety segment enterprise resource planning software upgrades; and $1.0 million of asset impairment charges of our equity investment (100% impairment).

The following tables present a reconciliation of GAAP income from operations to non-GAAP Adjusted EBITDA by segment for the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2026
(In millions)	Nuclear & Safety	Medical	Corporate & Other	Consolidated
Income from operations	$25.9	$15.6	$(24.3)	$17.2
Amortization	18.9	10.5	—	29.4
Depreciation	3.7	4.9	0.2	8.8
Stock-based compensation	0.8	0.5	5.8	7.1
Cost of revenues impact from inventory valuation purchase accounting	(0.3)	—	—	(0.3)
Non-operating expenses	0.9	0.4	1.8	3.1
Other expense / (income)	(0.1)	(0.2)	(0.2)	(0.5)
Adjusted EBITDA	$49.8	$31.7	$(16.7)	$64.8

	Three Months Ended September 30, 2025
(In millions)	Nuclear & Safety	Medical	Corporate & Other	Consolidated
Income from operations	$21.3	$10.7	$(24.6)	$7.4
Amortization	14.3	11.4	—	25.7
Depreciation	3.6	5.3	0.2	9.1
Stock-based compensation	0.7	0.5	3.2	4.4
Non-operating expenses	0.7	0.6	4.1	5.4
Other expense / (income)	—	(0.3)	0.7	0.4
Adjusted EBITDA	$40.6	$28.2	$(16.4)	$52.4

	Nine Months Ended September 30, 2026
(In millions)	Nuclear & Safety	Medical	Corporate & Other	Consolidated
Income from operations	$72.8	$38.2	$(72.2)	$38.8
Amortization	57.7	32.7	—	90.4
Depreciation	12.1	14.5	0.8	27.4
Stock-based compensation	2.5	1.6	14.2	18.3
Cost of revenues impact from inventory valuation purchase accounting	1.3	—	—	1.3
Non-operating expenses	1.2	0.7	6.8	8.7
Other expense / (income)	—	(0.3)	(0.2)	(0.5)
Adjusted EBITDA	$147.6	$87.4	$(50.6)	$184.4

	Nine Months Ended September 30, 2025
(In millions)	Nuclear & Safety	Medical	Corporate & Other	Consolidated
Income from operations	$62.0	$28.3	$(64.3)	$26.0
Amortization	41.7	34.6	—	76.3
Depreciation	10.5	14.8	0.8	26.1
Stock-based compensation	1.5	1.3	8.4	11.2
Non-operating expenses	1.7	3.2	5.7	10.6
Other expense / (income)	0.3	(0.7)	0.5	0.1
Adjusted EBITDA	$117.7	$81.5	$(48.9)	$150.3

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

Results of Operations
For the Three Months Ended September 30, 2026 and the Three Months Ended September 30, 2025

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Revenues	$277.8	$223.1
Cost of revenues	146.3	118.6
Gross profit	131.5	104.5
Selling, general and administrative expenses	104.0	87.0
Research and development	10.3	10.1
Income from operations	17.2	7.4
Interest expense, net	5.7	6.7
Foreign currency loss (gain), net	0.1	(0.6)
Other (income) expense, net	0.5	0.1
Income before income taxes	10.9	1.2
Income tax expense (benefit)	3.1	(1.9)
Net income	7.8	3.1
Income attributable to noncontrolling interests	0.4	0.2
Net income attributable to Mirion Technologies, Inc.	$7.4	$2.9
Overview
Revenues were $277.8 million for the three months ended September 30, 2026 and $223.1 million for the three months ended September 30, 2025. Our Nuclear & Safety segment contributed $194.0 million and $144.6 million of revenues for the three months ended September 30, 2026 and 2025, respectively. Our Medical segment contributed $83.8 million and $78.5 million of revenues for the three months ended September 30, 2026 and 2025, respectively. Gross profit was $131.5 million and $104.5 million for the three months ended September 30, 2026 and 2025, respectively, resulting in a $27.0 million increase from the three months ended September 30, 2025.
Net income was $7.8 million for the three months ended September 30, 2026 and net income was $3.1 million for the three months ended September 30, 2025. Our Nuclear & Safety segment contributed $25.9 million and $21.3 million of income from operations for the three months ended September 30, 2026 and 2025, respectively. Our Medical segment contributed $15.6 million and $10.7 million of income from operations for the three months ended September 30, 2026 and 2025, respectively. The overall increase in net income is primarily driven by increased revenues in both segments, primarily driven by acquisitions, improved gross profit margins, and decreased interest expense. Partially offsetting these items was an increase in income tax expense, increased amortization of intangible assets associated with recent acquisitions, and increased employee compensation costs.
Revenues
Revenues were $277.8 million for the three months ended September 30, 2026 and $223.1 million for the three months ended September 30, 2025. Revenues increased $54.7 million from the three months ended September 30, 2025.
Nuclear & Safety segment revenues increased for the three months ended September 30, 2026 compared with the three months ended September 30, 2025 primarily due to organic volume growth, price increases and recent acquisitions, partially offset by negative foreign exchange fluctuations.
Medical segment revenues increased for the three months ended September 30, 2026 compared with the three months ended September 30, 2025 due to organic volume growth, primarily within the cameras product line, and price increases.

Cost of revenues
Cost of revenues was $146.3 million for the three months ended September 30, 2026 and $118.6 million for the three months ended September 30, 2025, an increase of $27.7 million period over period.
Cost of revenues related to the Nuclear & Safety segment increased $24.9 million period over period. The increase was primarily driven by organic volume growth of $2.7 million, inflation of $1.7 million, and costs associated with recent acquisitions of $20.5 million. These changes were also impacted by positive margin mix impact within our France and Europe locations, offset by negative margin mix within our legacy North America business.
Cost of revenues related to the Medical segment increased $2.8 million period over period due to increased organic sales volume, inflation, and a specific product one-time quality cost impact within our Nuclear Medicine division.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $104.0 million for the three months ended September 30, 2026 and $87.0 million for the three months ended September 30, 2025, resulting in an increase of $17.0 million period over period.
Our Nuclear & Safety segment incurred higher SG&A expenses of $18.6 million for the three months ended September 30, 2026 compared with the three months ended September 30, 2025. The increase was driven by increased employee compensation costs related to newly acquired entities, amortization expense from newly acquired intangible assets, increased incentive compensation in the current year, and increased facility costs.
Our Medical segment incurred lower SG&A expenses of $2.4 million for the three months ended September 30, 2026 compared with the three months ended September 30, 2025. The decrease was driven by decreased incentive compensation and lower amortization expense for intangible assets.

Corporate SG&A expenses were $20.5 million for the three months ended September 30, 2026 and $19.7 million for the three months ended September 30, 2025. The increase of $0.8 million was primarily driven by increased compensation costs, primarily additional stock compensation expenses largely related to performance stock options ("PSOs") granted during the current year, partially offset by a decrease in mergers and acquisition expenses as compared to the prior period.

Research and development
Research and development (“R&D”) expenses were $10.3 million for the three months ended September 30, 2026 and $10.1 million for the three months ended September 30, 2025, resulting in an increase of $0.2 million period over period.
Income from operations
Income from operations was $17.2 million for the three months ended September 30, 2026 compared with $7.4 million for the three months ended September 30, 2025. On a segment basis, income from operations in the Nuclear & Safety segment for the three months ended September 30, 2026 and three months ended September 30, 2025 was $25.9 million and $21.3 million, respectively, representing an increase of $4.6 million period over period. Income from operations in the Medical segment for the three months ended September 30, 2026 and 2025 was $15.6 million and $10.7 million, respectively, representing an increase of $4.9 million period over period. Corporate loss from operations was $24.3 million and $24.6 million for the three months ended September 30, 2026 and 2025, respectively, representing a decrease in loss of $0.3 million period over period. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $5.7 million for the three months ended September 30, 2026 and $6.7 million for the three months ended September 30, 2025. The $1.0 million decrease in interest expense, net, was due to additional interest earned on cash deposits in the current period.
Foreign currency loss (gain), net
We recorded a $0.1 million net loss for the three months ended September 30, 2026 and a $0.6 million net gain for the three months ended September 30, 2025 from foreign currency exchange. The change in foreign currency loss (gain), net is due primarily to fluctuations in European local currencies in relation to the U.S. dollar and the related impact on our intercompany loans.
Income taxes
The effective income tax rate was 28.4% and (158.3)% for the three months ended September 30, 2026 and 2025, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the three months ended September 30, 2026 and 2025. Segment income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, foreign currency loss (gain), net, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Nuclear & Safety

	Unaudited
(In millions)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Revenues	$194.0	$144.6
Income from operations	$25.9	$21.3
Income from operations as a % of revenues	13.4%	14.7%
Nuclear & Safety segment revenues increased for the three months ended September 30, 2026 compared with the three months ended September 30, 2025 primarily due to $6.9 million of organic volume growth, $2.3 million of price increases, partially offset by negative foreign exchange fluctuations of $1.2 million. Additional drivers include $41.4 million of revenue associated with recent acquisitions.
Income from operations was $25.9 million and $21.3 million for the three months ended September 30, 2026 and 2025, respectively. Income from operations increased $4.6 million period over period driven primarily by the changes in revenues described above. These changes were partially offset by increased employee compensation costs of $7.9 million, primarily associated with recent acquisitions, purchase accounting intangibles amortization of $7.5 million, and increased incentive compensation of $2.6 million, partially offset by a reduction in intangibles amortization associated with our legacy businesses of $1.4 million.
Medical

	Unaudited
(In millions)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Revenues	$83.8	$78.5
Income from operations	$15.6	$10.7
Income from operations as a % of revenues	18.6%	13.6%

Medical segment revenues increased for the three months ended September 30, 2026 compared with the three months ended September 30, 2025 due to $3.5 million in organic volume growth, primarily within the cameras product line, and $1.8 million of price increases.
Income from operations was $15.6 million and $10.7 million for the three months ended September 30, 2026 and 2025, respectively, representing a $4.9 million increase in income from operations period over period. The increase in income from operations period over period was largely due to increased revenues as described above, a reduction in amortization expense of $0.8 million and decreased incentive compensation costs of $0.8 million. This was partially offset by $1.0 million in a specific product one-time quality cost impact within our Nuclear Medicine division.
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

Corporate and other costs were $24.3 million for the three months ended September 30, 2026 and $24.6 million for the three months ended September 30, 2025, which represents a decrease of $0.3 million period over period.

For reconciliations of segment operating income and corporate and other costs to our consolidated results, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
For the Nine Months Ended September 30, 2026 and the Nine Months Ended September 30, 2025

The following table summarizes our results of operations for the periods presented below (in millions):

	Unaudited
	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenues	$802.2	$648.0
Cost of revenues	418.5	344.9
Gross profit	383.7	303.1
Selling, general and administrative expenses	314.9	248.3
Research and development	30.0	28.8
Income from operations	38.8	26.0
Interest expense, net	16.5	27.1
Loss on debt extinguishment	—	5.8
Foreign currency loss (gain), net	4.8	(16.9)
Other expense, net	0.5	0.4
Income before income taxes	17.0	9.6
Income tax expense (benefit)	4.5	(2.4)
Net income	12.5	12.0
Income attributable to noncontrolling interests	0.8	0.5
Net income attributable to Mirion Technologies, Inc.	$11.7	$11.5
Overview
Revenues were $802.2 million for the nine months ended September 30, 2026 and $648.0 million for the nine months ended September 30, 2025. Our Nuclear & Safety segment contributed $565.7 million and $419.7 million of revenues for the nine months ended September 30, 2026 and 2025, respectively. Our Medical segment contributed $236.5 million and $228.3 million of revenues for the nine months ended September 30, 2026 and 2025, respectively. Gross profit was $383.7 million and $303.1 million for the nine months ended September 30, 2026 and 2025, respectively, resulting in a $80.6 million increase from the nine months ended September 30, 2025.

Net income was $12.5 million for the nine months ended September 30, 2026 and $12.0 million for the nine months ended September 30, 2025. Our Nuclear & Safety segment contributed $72.8 million and $62.0 million of income from operations for the nine months ended September 30, 2026 and 2025, respectively. Our Medical segment contributed $38.2 million and $28.3 million of income from operations for the nine months ended September 30, 2026 and 2025, respectively. The overall increase in net income is primarily driven by increased revenues in both segments, primarily driven by acquisitions, improved gross margins, decreased interest expense, and a nonrecurring $5.8 million loss on debt extinguishment in the prior period. Partially offsetting these items were a $4.8 million unrealized foreign currency loss in the current period as opposed to a $16.9 million gain in the prior period as a result of fluctuations in the exchange rate between the US Dollar and the Euro, increased employee compensation costs, increased amortization of intangible assets associated with recent acquisitions, and an increase in income tax expense.
Revenues
Revenues were $802.2 million for the nine months ended September 30, 2026 and $648.0 million for the nine months ended September 30, 2025. Revenues increased $154.2 million from the nine months ended September 30, 2025.
Nuclear & Safety segment revenues increased for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 primarily due to organic volume growth, with increases across all end markets with the exception of labs and research, positive foreign exchange fluctuations, price increases, and recent acquisitions.
Medical segment revenues increased for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 primarily due to price increases, organic volume growth within the cameras product line, and positive foreign exchange fluctuations. These changes were partially offset by a decline in volume growth within other product lines, specifically within Asia-Pacific countries due to the introduced tariff regime in prior years paired with a decline in dosimetry product sales.
Cost of revenues
Cost of revenues was $418.5 million for the nine months ended September 30, 2026 and $344.9 million for the nine months ended September 30, 2025, an increase of $73.6 million period over period.
Cost of revenues related to the Nuclear & Safety segment increased $74.3 million period over period. The increase was primarily driven by inflation of $5.3 million, organic volume growth of $4.0 million, and foreign exchange impacts of $3.2 million. These were partially offset by positive margin impacts of $1.5 million, primarily within our France and Europe locations and partially offset by negative margin impacts within our legacy North America business. Also impacting the increase were costs associated with the recent acquisitions of $63.3 million.
Cost of revenues related to the Medical segment increased $1.2 million period over period primarily due to inflation.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $314.9 million for the nine months ended September 30, 2026 and $248.3 million for the nine months ended September 30, 2025, resulting in an increase of $66.6 million period over period.
Our Nuclear & Safety segment incurred higher SG&A expenses of $60.0 million for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025. The increase was driven by increased employee compensation costs, primarily related to stock compensation awarded to employees at recently acquired entities, amortization expense from newly acquired intangible assets, and increased facility costs.
Our Medical segment incurred lower SG&A expenses of $3.7 million for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025. The decrease was primarily due to lower amortization expense and a decrease in bad debt expense from the prior year. Partially offsetting these savings were increased employee compensation costs.

Corporate SG&A expenses were $65.0 million for the nine months ended September 30, 2026 and $54.7 million for the nine months ended September 30, 2025. The increase of $10.3 million was primarily driven by increased stock compensation costs, including additional expense related to PSOs granted during the current year, costs associated with the establishment of a new artificial intelligence function, and increased current period mergers and acquisition related expenses.

Research and development
Research and development (“R&D”) expenses were $30.0 million for the nine months ended September 30, 2026 and $28.8 million for the nine months ended September 30, 2025, resulting in an increase of $1.2 million period over period. The increase was primarily driven by $1.0 million in additional expenses from recently acquired entities.
Income from operations
Income from operations was $38.8 million for the nine months ended September 30, 2026 compared with $26.0 million for the nine months ended September 30, 2025. On a segment basis, income from operations in the Nuclear & Safety segment for the nine months ended September 30, 2026 and nine months ended September 30, 2025 was $72.8 million and $62.0 million, respectively, representing an increase of $10.8 million period over period. Income from operations in the Medical segment for the nine months ended September 30, 2026 and 2025 was $38.2 million and $28.3 million, respectively, representing an increase of $9.9 million period over period. Corporate loss from operations was $72.2 million and $64.3 million for the nine months ended September 30, 2026 and 2025, respectively, representing an increased loss of $7.9 million period over period. See “Business segments” and “Corporate and other” below for further details.
Interest expense, net
Interest expense, net, was $16.5 million for the nine months ended September 30, 2026 and $27.1 million for the nine months ended September 30, 2025. The $10.6 million decrease in interest expense, net was due to decreased interest rates from the prior period, full year impacts of the $244.6 million decrease in the term loan balance as a result of the debt refinancing during the nine months ended September 30, 2025, the 0.25% interest rate negotiated on the $400.0 million Convertible Debt offering completed during the nine months ended September 30 2025, and additional interest earned on cash deposits in the current period. For more information, see Note 8, Borrowings, Note 9, Convertible Debt, and Note 17, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Loss on debt extinguishment
Loss on debt extinguishment was $5.8 million for the nine months ended September 30, 2025, related to the refinancing of the term loan completed on June 5, 2025.
Foreign currency (gain) loss, net
We recorded a $4.8 million net loss for the nine months ended September 30, 2026 and a $16.9 million net gain for the nine months ended September 30, 2025 from foreign currency exchange. The change in foreign currency loss (gain), net is due primarily to fluctuations in European local currencies in relation to the U.S. dollar and the related impact on our intercompany loans.
Income taxes
The effective income tax rate was 26.5% and (25.0)% for the nine months ended September 30, 2026 and 2025, respectively. The difference in effective tax rate between the periods was primarily attributable to mix of earnings.
The effective income tax rate differs from the U.S. statutory rate of 21% due primarily to U.S. federal income tax permanent differences and the impact of valuation allowances.
Business segments
The following provides detail for business segment results for the nine months ended September 30, 2026 and 2025. Segment income from operations includes revenues of the segment less expenses that are directly related to those revenues but excludes certain charges to cost of revenues and SG&A expenses predominantly related to corporate costs, which are included in Corporate and Other in the table below. Interest expense, foreign currency loss (gain), net, loss on debt extinguishment, and other expense (income), net, are not allocated to segments.

For reconciliations of segment revenues and operating (loss) income to our consolidated results, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Nuclear & Safety

	Unaudited
(In millions)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenues	$565.7	$419.7
Income from operations	$72.8	$62.0
Income from operations as a % of revenues	12.9%	14.8%
Nuclear & Safety segment revenues increased for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 primarily due to $9.8 million of organic volume growth, with increases across all end markets with the exception of labs and research, positive foreign exchange fluctuations of $6.6 million, and $6.0 million of price increases. Additional drivers include $123.5 million of additional revenue from recent acquisitions.
Income from operations was $72.8 million and $62.0 million for the nine months ended September 30, 2026 and 2025, respectively. Income from operations increased $10.8 million period over period driven primarily by the increase in revenues described above and an improvement in gross margins from the prior period as a result of positive margin mix (primarily within our France and Europe locations). These changes were partially offset by a loss from operations associated with recent acquisitions (inclusive of purchase accounting intangibles amortization of $24.4 million).
Medical

	Unaudited
(In millions)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenues	$236.5	$228.3
Income from operations	$38.2	$28.3
Income from operations as a % of revenues	16.2%	12.4%
Medical segment revenues increased for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 primarily due to $8.8 million of price increases, $8.6 million of organic volume growth within the cameras product line, and $0.8 million of positive foreign exchange fluctuations. These changes were partially offset by a decline in volume growth within other product lines of $10.0 million, specifically driven by a decline within Asia-Pacific countries due to the introduced tariff regime in prior years paired with a decline in dosimetry product sales.
Income from operations was $38.2 million and $28.3 million for the nine months ended September 30, 2026 and 2025, respectively, representing a $9.9 million increase in income from operations period over period. The increase in income from operations period over period was largely due to increased revenues as described above, a reduction in amortization expense of $1.9 million, and lower bad debt expense as compared with the prior year of $1.4 million. Partially offsetting the increase in income were increased employee compensation costs of $1.0 million.
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

Corporate and other costs were $72.2 million for the nine months ended September 30, 2026 and $64.3 million for the nine months ended September 30, 2025, which represents an increased loss of $7.9 million period over period. The increase versus the comparable period was predominantly driven by increased stock compensation costs of $5.7 million, including $3.8 million of additional expense related to PSOs granted during the current year, $3.8 million of costs associated with the establishment of a new artificial intelligence function, and $0.8 million of increased current period mergers and acquisition related expenses. These were partially offset by a $2.4 million decrease in research and development spend as employees were reassigned to research and development projects within the businesses.

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
At September 30, 2026 and December 31, 2025 we had $411.6 million and $415.2 million, respectively, in cash, cash equivalents, and restricted cash, which include amounts held by entities outside of the United States of approximately $225.6 million and $205.7 million, respectively, primarily in Europe and Canada. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are asserting indefinite reinvestment of cash for certain non-U.S. subsidiaries. The Company has alternative repatriation options other than dividends should the need arise.
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
The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. The negative covenants include, among others and in each case subject to certain thresholds and exceptions, limitations on incurrence of liens, limitations on incurrence of indebtedness, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitations on making investments, and a financial covenant that the “First Lien Net Leverage Ratio” (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 7.00 to 1.00 if on the last day of such fiscal quarter certain borrowings outstanding under the revolving credit facility exceed 40% of the total revolving credit commitments at such time. The covenants also contain limitations on the activities of Mirion IntermediateCo, Inc. as the “passive” holding company. If any of the events of default occur and are not cured or waived, any unpaid amounts under the 2021 Credit Agreement may be declared immediately due and payable, the revolving credit commitments may be terminated and remedies against the collateral may be exercised. Mirion IntermediateCo, Inc. was in compliance with all debt covenants on September 30, 2026 and December 31, 2025.

Term Loan - The term loan had a remaining principal balance of $450.0 million as of September 30, 2026 and December 31, 2025. The term loan bore interest at the greater of SOFR or 0.50%, plus the applicable margin rate of 2.00%. The interest rate was 5.73% and 5.78% as of September 30, 2026 and December 31, 2025, respectively. The Company made no repayments during the nine months ended September 30, 2026 and repaid $244.6 million during the year ended December 31, 2025.
Revolving Line of Credit - There was no outstanding balance under the arrangement as of September 30, 2026 and December 31, 2025. Additionally, the Company has standby letters of credit issued under its 2021 Credit Agreement that reduce the availability under the revolver of $12.9 million and $15.7 million for the periods ended September 30, 2026 and December 31, 2025, respectively. The amount available on the revolver as of September 30, 2026 and December 31, 2025 was approximately $162.1 million and $159.3 million, respectively.
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

Convertible Senior Notes - Redemption
The Company may not redeem the 2030 Notes prior to June 6, 2028 and the 2031 Notes prior to October 5, 2028. The Company may redeem for cash 100% of the principal amounts of the 2030 Notes and 2031 Notes being redeemed plus any unpaid special interest or any portion of the principal at its option, on or after the applicable redemption date, but only if a certain liquidity condition has been satisfied and the last reported sale price of Mirion's Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. If the Company redeems less than all of the outstanding notes, at least $100.0 million aggregate principal amount of the respective notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice.
If the Company undergoes a fundamental change, as defined in the May and September Indentures, then subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of their notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity dates or if the Company issues a notice a redemption, the Company will increase the conversion rate for holders who elect to convert their notes in connection with such a corporate event. The conditions allowing holders of the 2030 Notes and 2031 Notes to convert were not met during the three and nine months ended September 30, 2026.
Convertible Senior Notes - Interest and Maturity
The 2030 Notes and 2031 Notes are classified as long-term liabilities, net of issuance costs of $9.1 million and $8.3 million, respectively, as of September 30, 2026, and $12.4 million and $9.9 million, respectively, as of December 31, 2025, on the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the net carrying amount of the 2030 Notes and 2031 Notes approximates fair value. As the 2030 Notes and 2031 Notes were not issued at a premium, no portion of the proceeds from the issuance of the 2030 Notes and 2031 Notes met the requirements to be accounted for separately as a component of stockholders’ equity. The 2030 Notes and 2031 Notes were issued at par, and costs associated with the issuance of the 2030 Notes and 2031 Notes are amortized to interest expense over the contractual term of the respective Notes. Interest expense (including amortization of deferred issuance costs) recognized related to the 2030 Notes for the three and nine months ended September 30, 2026 was $0.9 million and $2.6 million, respectively and $0.9 million and $1.3 million for the three and nine months ended September 30, 2025, respectively. No special interest was recorded for the 2031 Notes and amortization of deferred financing costs of $0.4 million and $1.2 million was recorded for the 2031 Notes during the three and nine months ended September 30, 2026. As of September 30, 2026, the effective interest rate of the 2030 Notes is 0.88%.
For more discussion on the Company's debt profile, see Note 8, Borrowings, and Note 9, Convertible Debt, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Share Repurchase Programs
In December 2024, we instituted a share repurchase program for up to $100 million of the currently outstanding shares of our Class A common stock, as approved by our Board of Directors and authorized until November 14, 2029 (the “2024 Repurchase Program”). Repurchases under the 2024 Repurchase program commenced in February 2025 and were completed during the three months ended September 30, 2026, with 5,937,716 shares of our Class A common stock repurchased cumulatively for $100.0 million.
On August 31, 2026, we announced the approval of a new share repurchase program of up to an additional $250 million of the currently outstanding shares of our Class A common stock, as approved by our Board of Directors and authorized until August 31, 2031 (the “2026 Repurchase Program”). We have repurchased 963,371 of our Class A common stock under the 2026 Repurchase Program as of September 30, 2026 for $15.4 million.

Hedges
The Company’s policy requires derivatives to be used solely for managing risks and not for speculative purposes. As a result of the Company’s European operations, the Company is exposed to fluctuations in exchange rates between EUR and USD. As such, the Company entered into two cross-currency rate swaps during the year ended December 31, 2022, to manage currency risks related to our investments in foreign operations. During the year ended December 31, 2025, the Company extended one cross-currency rate swap derivative by 2 years. During the nine months ended September 30, 2026, the Company extended the other cross-currency rate swap derivative by thirty-three months. The Company is also subject to interest rate risk related to the Credit Facilities. The Company manages its risk to interest rate fluctuations through the use of derivative financial instruments. As such, the Company entered into an interest rate swap (notional amount of $75.0 million) during the year ended December 31, 2023 (settled during the three months ended June 30, 2026), as well as an additional interest rate swap (notional amount of $100.0 million) during the year ended December 31, 2025 (scheduled to settle during the fourth quarter of 2026), to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments (collectively, the “interest rate swaps”).
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

	Notional Amount		Gain (Loss) Recognized in AOCL
	As of		Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	September 30, 2026	December 31, 2025
Cross-currency rate swaps	€238.8	€238.8	$2.8	$0.5	$10.3	$(31.1)
Total	€238.8	€238.8	$2.8	$0.5	$10.3	$(31.1)

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
No gains or losses were recognized in other comprehensive income ("OCI") during the three months ended September 30, 2026, and gains of $0.3 million were recognized for the nine months ended September 30, 2026 as a result of the interest rate swaps. No gains or losses were recognized in income during the three months ended September 30, 2026 and gains of $0.2 million were recognized in income through interest expense and reclassified from OCI during the nine months ended September 30, 2026.

For more discussion of the hedges of net investments, see Note 16, Fair Value Measurement, and Note 17, Derivatives and Hedging, to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows
For the Nine Months Ended September 30, 2026 and for the Nine Months Ended September 30, 2025

	Unaudited
(In millions)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net cash provided by operating activities	$136.6	$70.3
Net cash used in investing activities	$(31.7)	$(103.8)
Net cash (used in) provided by financing activities	$(102.3)	$778.7

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $136.6 million for the nine months ended September 30, 2026 as compared to net cash provided by operating activities of $70.3 million for the nine months ended September 30, 2025, representing an increase of $66.3 million. The change is primarily due to the cash impact from net income, adjusted for non-cash items, increasing by $43.0 million and $23.3 million in additional cash inflow from changes in various items in net working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities was $31.7 million for the nine months ended September 30, 2026 versus $103.8 million for the nine months ended September 30, 2025 representing a decrease of $72.1 million. The decrease in net cash used was driven primarily by $79.7 million in additional outflow for the acquisition of the Certrec business in the prior year partially offset by a $5.2 million in additional capital expenditures.
Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $102.3 million during the nine months ended September 30, 2026 versus net cash provided by financing activities of $778.7 million during the nine months ended September 30, 2025. The change of $881.0 million period over period primarily relates to the net cash inflows in the prior year debt transactions described above in the Liquidity and Capital Resources section ($754.1 million from the issuance of convertible senior notes net of issuance costs and $410.1 million from the issuance of common stock net of issuance costs, offset by term loan principal repayments of $244.6 million, and $82.6 million of purchases of capped calls related to convertible senior notes). Additionally, there was $47.2 million more in cash outflows from repurchases of Company stock compared to the prior year.
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
During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K.
Recent Accounting Pronouncements

See Note 1, Nature of Business and Summary of Significant Accounting Policies, to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter for the three months ended September 30, 2026, than from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is currently significant uncertainty about future trade relationships between the United States and various other countries, most significantly Russia, Canada, Mexico, and China. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflicts, could materially and adversely affect the Company’s business and operations. The U.S. government and other governments have imposed export controls and tariffs on certain products and certain components that we import into, and export out of, the United States, and we, our customers, suppliers, and partners may become subject to additional tariffs and export controls and our products and services may be subject to increased competition outside of the United States. China continues to expand localization requirements that could require us to localize manufacturing or source local components, or to otherwise modify our business operations. Compliance with those requirements could increase our costs or delay or prevent sales and reduce demand for our equipment. In addition, geopolitical tensions could result in, among other things, cyberattacks, supply chain disruptions, higher energy and other commodity costs, lower demand, changes to foreign exchange rates and financial markets. Additional tariffs and trade restrictions may result in increased manufacturing costs and product pricing, further supply chain disruptions, limit access to end markets and lower profitability. We also generate a significant amount of our revenue outside of the United States which may be adversely affected by tariffs and trade controls imposed by other countries. Revenue generated from outside of North America accounted for approximately 28.4% of our net sales for the quarter ended September 30, 2026 and approximately 37% of our net sales for the year ended December 31, 2025, and international sales are expected to remain a material percentage of our total revenue in future periods. If we are not successful in offsetting the impact of tariffs, export controls, trade barriers, localization requirements and other geopolitical disruptions, our business, results of operations and financial condition may be adversely affected.

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

Our growth strategy depends in part on plans to supply our products and services to small modular reactors ("SMRs") and other advanced reactors in the United States, an emerging market that may grow more slowly than we expect. Sales to SMRs and advanced reactor developers are currently a small but growing part of our business and our strategy assumes this share will increase over time. We have pursued agreements with a number of companies building SMRs, but they face commercialization obstacles, including reactor design, regulatory licensing, and securing customers willing and able to make large investments in emerging nuclear technologies. Many rely significantly on government support for licensing, fuel production, and first-of-a-kind construction. If political support for nuclear energy declines or funding or tax incentives change, our SMR and advanced reactor partners may be unable to obtain the financing they require, which could cause them to delay, scale back, or cancel projects and reduce demand for our products and services. Many of these companies are also publicly traded with volatile stock prices, and a sustained decline could impair their ability to raise the capital needed to carry out their plans, and some are also new entrants that may fail operationally even if they develop a successful reactor, which could harm the broader market. If these risks materialize, demand for our products and services in this market may develop more slowly than we expect, or not at all. Any of the foregoing could have an adverse effect on our business, results of operations, and financial condition.

Supply chain issues, including electronic component shortages driven by artificial intelligence and data center demand, could disrupt production, cause delays and increase costs for the commodities or components that we use in our operations which may materially and adversely impact our business, results of operations and financial condition. We rely on third-party suppliers for our manufacturing operations including from sole or limited source suppliers due to quality assurance, cost effectiveness, availability, contractual obligations or unique design or technology. Suppliers’ capacity constraints and decreased availability of key materials could cause increased expenses, production interruptions, delays, extended lead times, and inefficiencies, and adversely impact our business, results of operations and financial condition. In particular, our products incorporate electronic components, for which demand has increased significantly due to global investment in artificial intelligence and the rapid expansion of hyperscale data center infrastructure. As suppliers prioritize capacity for these allocations, we have experienced, and may continue to experience, reduced availability, longer and less predictable lead times, accelerated obsolescence and higher costs for certain components. These constraints could delay our production and deliveries, impair our ability to meet customer demand and contractual commitments, delay revenue recognition, compress margins on our fixed-price and limited price-escalation contracts, and cause our results of operations to fluctuate. Although we seek to mitigate these risks through supplier relationships, dual-sourcing, strategic inventory purchases, and pricing actions, these measures may be insufficient.

We derive a significant portion of our revenue from international sales and our operations in non-U.S. countries are subject to political, economic, legal, currency and other risks, which could materially and adversely affect us. Revenue generated from outside of North America accounted for approximately 37%, 37%, and 36% of our net sales for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. International sales are expected to remain a material percentage of our total net sales in future periods. Regional political and economic instability can impact these operations. In particular, we have significant revenue and operations in Europe, including France, where we are exposed to economic weakness in the Eurozone, political and fiscal uncertainty (including government budget and sovereign credit pressures), and social unrest, strikes and other labor actions. These factors could disrupt our operations, increase our costs, limit the financing our customers depend on and reduce demand for our products or compress our margins, and adversely affect our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Under share repurchase programs, the Company intends to repurchase shares from time to time through open market purchases, privately negotiated transactions, block purchases and otherwise in accordance with applicable federal securities laws, including Rules 10b5-1 and 10b-18 of the Exchange Act. During the three months ended September 30, 2026, Mirion repurchased 3,597,964 shares of its Class A common stock, par value $0.0001 per share, under publicly announced programs. See Liquidity and Capital Resources for further information on our publicly announced share repurchase programs. The following table summarizes the repurchases of the Company's Class A common stock during the three months ended September 30, 2026:
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
July 1 - 31, 2026	—	$—	—	$40.4
August 1 - 31, 2026	2,597,929	$15.33	2,597,929	$250.6
September 1 - 30, 2026	1,000,035	$15.99	1,000,035	$234.6

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K, except as set forth below:

Name and Title	Action	Applicable	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Loic Eloy, President Nuclear & Safety	Adopt	September 9, 2026	December 9, 2026 - March 30, 2028	Y	up to 91,165(2)

(1) Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

(2) Reflects the maximum aggregate number of gross shares underlying restricted stock unit and performance stock unit awards (performance stock units shown at target) that vest in 2027 and 2028 and are subject to the trading arrangement. Upon vesting, the Company will withhold shares to satisfy tax withholding obligations and only the net remaining shares will be sold; the number of shares actually sold will be less than the number shown and cannot be determined until the vesting events occur.

ITEM 6. EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2023).
10.1*+	Mirion Technologies, Inc. Fourth Amended and Restated Non-Employee Director Compensation Program, dated as of August 5, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Indicates a management contract or compensatory plan
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mirion Technologies, Inc.

Name	Title	Date

/s/ Thomas D. Logan Thomas D. Logan	Chief Executive Officer and Director (principal executive officer)	October 28, 2026

/s/ Brian Schopfer Brian Schopfer	Chief Financial Officer (principal financial officer)	October 28, 2026

/s/ Christopher Moore Christopher Moore	Chief Accounting Officer (principal accounting officer)	October 28, 2026